Form 10-Q
period 1996-06-30
APPLIED VOICE TECHNOLOGY INC /WA/
filed 1996-08-13
CIK 931784

==============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------
                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934
                  for the quarterly period ended June 30, 1996





                         Commission File Number 0-25186

                          APPLIED VOICE TECHNOLOGY, INC.
                 ---------------------------------------------
                (Name of Registrant as Specified in Its Charter)


              Washington                                  91-1190085
       (State of incorporation)                        (I.R.S. Employer
                                                     Identification Number)

                              11410 NE 122nd Way
                              Kirkland, WA 98034
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (206) 820-6000


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes    X    No
                                           ----      ----


The number of outstanding shares of the Registrant's Common Stock as of July 22, 1996 was 5,405,622.

===============================================================================

                         APPLIED VOICE TECHNOLOGY, INC.

                                  FORM 10-Q
                      For the Quarter Ended June 30, 1996

                              Table of Contents



                                                                           Page
                                                                           ----
 PART I.   Financial Information

           Item 1.  Financial Statements (unaudited)... ...................  3

           Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations....................  8


PART II.   Other Information

           Item 4.  Submission of Matters to a Vote of Security Holders ... 11

           Item 6.  Exhibits and Reports on Form 8-K....................... 11

Signatures................................................................. 12

Exhibit Index.............................................................. 13

                                       Part I. FINANCIAL INFORMATION



Item 1.  FINANCIAL STATEMENTS



                                       APPLIED VOICE TECHNOLOGY, INC.

                                        CONSOLIDATED BALANCE SHEETS

                                                (Unaudited)


                                                                         June 30,            December 31,
                                                                           1996                  1995
                                                                     -----------------     -----------------
                                             ASSETS                              (in thousands)

Current assets:

     Cash and cash equivalents                                          $     20,082         $     12,249
     Short-term investments                                                    4,324               12,197
     Accounts receivable, net                                                  5,146                4,755
     Inventories                                                               2,236                1,728
     Deferred income taxes                                                       990                  891
     Prepaid expenses and other                                                  948                  994
                                                                     -----------------     ----------------
                Total current assets                                          33,726               32,814
                                                                     -----------------     -----------------

Equipment and leasehold improvements, net                                      1,205                  954
Intangibles, net                                                               4,860                3,164
                                                                     -----------------     -----------------

                                                                        $     39,791         $     36,932
                                                                     =================     =================


                                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

     Accounts payable                                                   $     2,051          $      1,103
     Accrued compensation and benefits                                        1,020                   644
     Other accrued liabilities                                                1,103                   849
     Note payable - current portion                                             561                   537
     Federal income taxes payable                                                15                    11
                                                                     -----------------     -----------------
                         Total current liabilities                            4,750                 3,144
                                                                     -----------------     -----------------

Note payable                                                                    612                   899

Shareholders' equity:
     Preferred stock, par value $.01 per share, 1,000,000
        authorized; none outstanding
     Common stock, par value $.01 per share, 30,000,000
        authorized; 5,405,622 and 5,144,040 shares outstanding                   54                    51
     Additional paid-in capital                                              27,328                24,222
     Retained earnings                                                        7,029                 8,628
     Less deferred compensation                                                   -                   (34)
     Unrealized gain on investments                                              18                    22
                                                                     -----------------     -----------------
                         Total shareholders' equity                          34,429                32,889
                                                                     -----------------     -----------------

                                                                        $    39,791          $     36,932
                                                                     =================     =================


                           See accompanying notes to consolidated financial statements.


                                                      3


                                       APPLIED VOICE TECHNOLOGY, INC.

                                     CONSOLIDATED STATEMENTS OF INCOME

                                                (Unaudited)


                                                                                   Six months ended
                                                   Quarter ended June 30,               June 30,
                                                 -------------------------     -------------------------
                                                    1996           1995           1996           1995
                                                 ----------     ----------     ----------     ----------

      Net sales                                   $ 10,680       $  7,647       $ 20,236       $ 14,924

      Cost of sales                                  4,105          3,207          7,882          6,276
                                                 ----------     ----------     ----------     ----------
           Gross profit                              6,575          4,440         12,354          8,648

      Operating expenses:
         Research and development                    1,001            640          1,936          1,260
         Sales, general and administrative           3,538          2,156          6,846          4,191
         Write-off of in-process research and
                development                           -               -            4,140            -
                                                 ----------     ----------     ----------     ----------
           Total operating expenses                  4,539          2,796         12,922          5,451


      Operating income (loss)                        2,036          1,644           (568)         3,197

      Other income, net                                225            294            398            641
                                                  ----------     ----------     ----------     ----------
      Income (loss) before income tax expense        2,261          1,938           (170)         3,838

      Income tax expense                               821            636          1,429          1,301
                                                  ----------     ----------     ----------     ----------
      Net income (loss)                            $ 1,440        $ 1,302        $(1,599)       $ 2,537
                                                  ==========     ==========     ==========     ==========


      Net income (loss) per common share           $  0.24        $  0.23        $ (0.27)       $  0.44


      Weighted average common shares
           outstanding                               6,033          5,750          5,978          5,758





                            See accompanying notes to consolidated financial statements.



                                       APPLIED VOICE TECHNOLOGY, INC.

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                (Unaudited)

                                                                           Six months ended June 30,
                                                                   -------------------------------------
                                                                         1996                 1995
                                                                  -----------------   -----------------
                                                                               (in thousands)

Cash flows from operating activities:

     Net(loss)income                                                $     (1,599)       $        2,537
                                                                  -----------------   -----------------
Adjustments to reconcile net income to net cash
         provided  by  operating activities:
     Depreciation and amortization                                           650                   350
     Write-off of in-process research and development                      4,140                    -
     Stock compensation expense                                               34                    43
     Changes in current assets and liabilities:
         Accounts receivable                                                 965                  (561)
         Inventories                                                        (329)                 (159)
         Deferred income tax asset                                           (49)                 (191)
         Prepaid expenses and other assets                                  (160)                 (249)
         Accounts payable                                                    259                   400
         Accrued compensation and benefits                                   282                  (142)
         Other accrued liabilities                                            45                  (329)
         Federal income taxes payable                                       (594)                 (870)
                                                                  -----------------   -----------------
         Total adjustments                                                 5,243                (1,708)
                                                                  -----------------   -----------------

               Net cash provided by operating activities                   3,644                   829
                                                                  -----------------   -----------------
Cash flows from investing activities:
     Purchase of equipment and leasehold improvements                       (362)                 (479)
     Cash paid in acquisition, net of cash acquired                       (3,318)                   -
     Purchase of short-term investments                                        -               (16,127)
     Net proceeds from the sale of investments                             7,869                    -
     Purchase of intangibles and other long-term assets                        -                (1,808)
                                                                  -----------------   -----------------

               Net cash used by investing activities                      4,189               (18,414)
                                                                  -----------------   -----------------

Cash flows from financing activities:
     Repayment of long-term debt                                            (263)                   -
     Net proceeds from exercise of overallotment                               -                 2,040
     Proceeds from exercise of stock options                                 263                    11
                                                                  -----------------   -----------------
               Net cash provided by financing activities                       -                 2,051
                                                                  -----------------   -----------------

               Net change in cash                                          7,833               (15,534)

Cash and cash equivalents at beginning of period                          12,249                22,685
                                                                  =================   =================

Cash and cash equivalents at end of period                          $     20,082        $        7,151
                                                                  =================   =================

Noncash transactions:
     Unrealized loss on investments                                 $         (4)       $          -
     Stock issued in acquisition                                           2,846                   -



                        See accompanying notes to consolidated financial statements.


                       APPLIED VOICE TECHNOLOGY, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)


1.  Interim Financial Statements

         The accompanying consolidated financial statements of Applied Voice Technology, Inc. and subsidiaries (the Company) are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the six month period ended June 30, 1996 are not necessarily indicative of future financial results.

         Certain notes and other information have been condensed or omitted from the interim financial statements presented in this quarterly report on Form 10-Q. Accordingly, these financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1995.


2.  Short-Term Investments

         In accordance with FAS 115, the Company has classified its investments as "available-for-sale" and recorded these investments at estimated fair value with unrealized gains and losses reported as a separate component of Shareholders' Equity.

         Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income over the term of the investment. The cost of securities sold is based upon the specific identification method. Available-for-sale securities as of June 30, 1996 consisted of:
                             Amortized          Unrealized          Estimated
                               Cost                Gain             Fair Value
                           -------------       ------------       -------------
                                              (in thousands)


Municipal notes/bonds       $   4,306            $    18            $  4,324


3.  Inventories

     Inventories consisted of the following:

                                           June 30,              December 31,
                                             1996                    1995
                                        --------------          -------------
                                                   (in thousands)

  Raw materials and service parts          $   1,972              $    1,477
  Finished goods                                 264                     251
                                        --------------          -------------
                                           $   2,236              $    1,728
                                        ==============          =============

                       APPLIED VOICE TECHNOLOGY, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)


4.  Business Acquired

              On January 2, 1996, the Company acquired Cracchiolo and Feder, Inc. (d/b/a RightFAX), a privately-held developer of fax server software for local area networks. As previously reported on Form 8-K dated January 2, 1996, the purchase price for the acquisition was $4.3 million in cash plus 163,291 shares of the Company's common stock. In addition, the Company may pay up to an additional $3.8 million in a combination of cash and common stock over the next three years, contingent upon certain future results. The shareholders of RightFAX will further be entitled to receive additional consideration if the Company sells RightFAX prior to October 1, 1996 or to the extent the value of the Company's common stock issued to the shareholders of RightFAX is less than $2.8 million at the end of 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Founded in 1982, the Company develops, manufactures, markets and supports a broad line of open systems-based advanced computer telephony integration (CTI) software products and basic call answering and voice messaging systems. CTI encompasses a wide range of products that unite two of the most essential business instruments - PCs and telephones. The Company's product lines include CallXpress3, the Company's premier CTI product; RightFAX, a high-performance local area network-based enhanced fax server CTI product; PhoneXpress, a high-performance call answering and routing and voice mail system; and px100, a basic voice mail and call answering system for the small business market.

         When used in this discussion, the words "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Factors which could affect the Company's financial results are described below and in Item 1 (Business) of the Company's Annual Report on Form l0-K for the year ended December 31, 1995. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.



Results of Operations

      Net sales. Sales of the Company's products fall into the following categories: advanced CTI applications, "CTI-ready" systems, basic messaging systems, and installed base add-ons and service. Advanced CTI application sales include CallXpress3 systems and kits which include at least one advanced CTI module (unified messaging applications such as Desktop for Windows, E-mail Access, and Faxmail; interactive voice response such as Automated Agent; and enhanced fax products such as Faxtext) installed upon initial shipment, advanced CTI application modules sold as add-ons to existing CallXpress3 systems, and the RightFAX line of high-performance, LAN-based fax servers. "CTI-ready" systems represent CallXpress3 systems and kits sold initially with only call answering and routing and voice messaging capabilities, but whose architecture provides for easy upgrade to an advanced CTI application. Basic messaging systems perform only call answering and routing and voice messaging capabilities, and include the Company's PhoneXpress and px100. The final category consists of capacity upgrades, feature add-ons, spare parts, and services to its customers.
      Net sales increased 40% to $10,680,000 in the quarter ended June 30, 1996, from $7,647,000 in the comparable 1995 quarter. The increase resulted primarily from sales of advanced CTI applications, which increased 160% from the comparable prior-year quarter, and represented 49% of total sales, as compared with 27% in the comparable prior-year quarter. Sales of basic messaging systems increased 16% in the current quarter as compared to the comparable prior-year quarter and represented 27% of total sales. The basic messaging market continues to be affected by price pressures from competitive offerings. International sales for the second quarter of 1996 increased 73% compared to the second quarter of 1995, and represented 16.7% of total net sales.
     For the six months ended June 30, 1996 net sales increased 36% to $20,236,000 from $14,924,000 in the comparable prior-year period, due primarily to increased sales of advanced CTI applications which increased 147% during that period. International sales for the first six months of 1996 increased 62% compared to the comparable prior-year period, and represented 16.7% of total sales.

      Gross profit. Gross profit as a percentage of sales improved to 61.6% in the quarter ended June 30, 1996 as compared with 57.9% in the comparable prior-year quarter, due to the favorable sales mix of advanced CTI applications as compared with basic messaging systems. Because advanced CTI application products contain a higher software content, gross margins are typically higher than other sales. Also, the basic messaging market continues to be very competitive, putting pressure on prices and resulting margins.
     For the six months ended June 30, 1996 gross profit as a percentage of sales improved to 61.0% from 58.0% in the comparable prior-year period, due to the favorable mix of advanced CTI application sales.

      Research and development. Research and development expenses increased to $1,001,000 in the quarter ended June 30, 1996 from $640,000 in the comparable prior-year period, due primarily to increased personnel costs relating to acceleration of certain development projects begun in late 1995 and the inclusion of RightFAX operations. Research and development expenses for the current quarter represented 9.4% of net sales as compared with 8.4% of net sales in the comparable prior-year quarter. For the six months ended June 30, 1996 research and development expenses increased to $1,936,000 from $1,260,000 in the comparable prior-year period and represented 9.6% of sales.

      Sales, general and administrative. Sales, general and administrative expenses increased to $3,538,000 in the quarter ended June 30, 1996 from $2,156,000 in the comparable prior-year period, due primarily to increased personnel-related costs of domestic and international distribution development programs and inclusion of RightFAX operations. Sales, general and administrative costs for the current quarter represented 33.1% of net sales as compared with 28.2% in the comparable prior-year period. For the six months ended June 30, 1996 sales, general and administrative expenses increased to $6,846,000 from $4,191,000 in the comparable prior-year period.

      Operating (loss) income. Operating income for the quarter ended June 30, 1996 increased to $2,036,000 (19.1% of sales) from $1,644,000 in the comparable prior-year quarter. The Company recognized a nonrecurring charge of $4,140,000 in the first quarter of 1996 representing purchased in-process research and development associated with the January 1996 acquisition of RightFAX, Inc. Therefore, for the six months ended June 30, 1996 the Company recognized an operating loss of $568,000. Excluding the nonrecurring charge, the Company's operating income for the first six months of 1996 would have been $3,572,000 or 17.7% of net sales, as compared with $3,197,000 or 21.4% of net sales in the comparable prior-year period.

      Other income, net. Net other income decreased to $225,000 in the quarter ended June 30, 1996 from $294,000 in the comparable prior-year quarter, due primarily to the shift of short-term investments from taxable to tax-exempt instruments. For the six months ended June 30, 1996 net other income was $398,000 as compared to $641,000 in the comparable prior-year period.

      Income tax expense. Income tax expense for the quarter ended June 30, 1996 was $821,000, an effective rate of 36.3% Because the nonrecurring charge of in-process research and development and the amortization of goodwill associated with the acquisition of RightFAX are not tax deductible, the Company has recognized income tax expense of $1,429,000 in the six months ended June 30, 1996. For the remainder of 1996, the effective tax rate is expected to be approximately 36%.

      Net (loss) income. The Company recognized net income of $1,440,000 or $0.24 per share for the quarter ended June 30, 1996 as compared to $1,302,000 or $0.23 per share for the comparable prior-year quarter. Due to the nonrecurring charge for purchased in-process research and
development   recognized  in  the  first  quarter  1996,  the  Company  has recognized a net loss of $1,599,000 or $0.27 per share for the first six months of 1996. Excluding this nonrecurring charge net income for the first six months of 1996 would have been $2,541,000 or $0.43 per share as compared with $2,537,000 or $0.44 per share in the comparable prior-year period.


Liquidity and Capital Resources

     Cash provided by operating activities in the six months ended June 30, 1996 was $3.6 million due primarily to continuing profitability and improvement in average collections of accounts receivable. While accounts receivable increased to $5.1 million at June 30, 1996 from $4.8 million at December 31, 1995 due to higher sales volume, average collection period decreased by approximately 5 days. Inventories increased to $2.2 million at June 30, 1996 from $1.7 million at December 31, 1995 due primarily to the acquisition of RightFAX.

      In January 1996, the Company acquired Cracchiolo and Feder, Inc. (d/b/a RightFAX), a developer of fax server software for local area networks. The purchase price for the acquisition was $4.3 million in cash plus 163,291 shares of the Company's common stock. In addition, the Company may pay up to an additional $3.8 million in a combination of cash and common stock over the next three years, contingent upon certain future results. The shareholders of RightFAX will further be entitled to receive additional consideration if the Company sells RightFAX prior to October 1, 1996 or to the extent the value of the Company's common stock issued to the shareholders of RightFAX is less than $2.8 million at the end of 1996.

      The Company expects that its current cash, cash flow from operations, and available bank line of credit will provide sufficient working capital for operations.

                              Part II. OTHER INFORMATION





Item 4.  Submission of Matters to a Vote of Security Holders

               The Annual Meeting of Shareholders of Applied Voice Technology, Inc. was held on May 14, 1996. A total of 4,881,561 shares of the Company's common stock were represented in person or by proxy at the meeting, which comprised 91.97% of the total number of shares of the Company's common stock outstanding on March 25, 1996, the record date for the meeting.

               At the meeting Richard J. LaPorte and Robert L. Lovely were re-elected to serve as directors of the Company for a term of three years until the Company's Annual Meeting of Shareholders in 1999. The votes were as follows:

                                         Votes For              Votes Withheld
                                     -----------------        -----------------

               Richard J. LaPorte       4,771,521                   110,040
               Robert L. Lovely         4,772,721                   108,840

               Continuing directors are James S. Campbell whose term expires in 1997 and Dennis F. King and William L. True whose term expires in 1998.

               Also at the meeting, the Company's shareholders approved amendments to the Applied Voice Technology, Inc. 1989 Restated Stock Option Plan to increase the number of shares issuable under the plan and to increase the maximum number of options that may be granted under the plan to any one employee in a fiscal year. The votes on this matter were as follows:

                  Votes For:                                      3,078,824
                  Votes Against:                                    531,973
                  Abstain:                                           36,800



Item 6.  Exhibits and Reports on Form 8-K

               (a)  Exhibits
                    11.1     Computation of Earnings Per Share

                    27       Financial Data Schedule

               (b)  Reports on Form 8-K
                    The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Applied Voice Technology, Inc.
                                           (Registrant)

                                                          Roger A. Fukai
    Date:   August 13, 1996                  By:   --------------------------
                                                   Roger A. Fukai
                                                   Senior Vice President
                                                   Finance and Administration,
                                                   Chief Financial Officer

                                                     Signing on behalf of
                                                     registrant and as principal
                                                     financial officer

                                EXHIBIT INDEX





               EXHIBIT                             DESCRIPTION
               -------                  ---------------------------------


                11.1                    Computation of Earnings Per Share


                27                      Financial Data Schedule