Form 10-Q
period 1996-09-30
APPLIED VOICE TECHNOLOGY INC /WA/
filed 1996-11-12
CIK 931784

===============================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                for the quarterly period ended September 30, 1996





                         Commission File Number 0-25186

                         APPLIED VOICE TECHNOLOGY, INC.
--------------------------------------------------------------------------------
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


                                    Yes X    No



The number of outstanding shares of the Registrant's Common Stock as of October 24, 1996 was 5,416,967.

================================================================================

                         APPLIED VOICE TECHNOLOGY, INC.

                                    FORM 10-Q
                    For the Quarter Ended September 30, 1996

                                Table of Contents



                                                                      Page

 PART I. Financial Information

         Item 1.  Financial Statements (unaudited)......................3

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations......8


PART II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K.....................11

Signatures.............................................................12

Exhibit Index..........................................................13

                          Part I. FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS



                         APPLIED VOICE TECHNOLOGY, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                             September 30,         December 31,
                                                  1996                 1995
                                          -----------------    -----------------
                          ASSETS                     (in thousands)

Current assets:
     Cash and cash equivalents                $    17,450         $     12,249
     Short-term investments                         8,149               12,197
     Accounts receivable, net                       5,216                4,755
     Inventories                                    2,425                1,728
     Deferred income taxes                            937                  891
     Prepaid expenses and other                       800                  994

                                             --------------    -----------------

     Total current assets                          34,977               32,814

                                          -----------------    -----------------

Equipment and leasehold
    improvements, net                               1,348                  954
Intangibles, net                                    5,063                3,164

                                          -----------------    -----------------


                                             $    41,388          $     36,932
                                          =================    =================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                        $     1,723          $      1,103
     Accrued compensation and benefits             1,467                   644
     Other accrued liabilities                     1,045                   849
     Note payable - current portion                  622                   537
     Federal income taxes payable                     33                    11
                                        -----------------     -----------------
      Total current liabilities                    4,890                 3,144
                                        -----------------     -----------------

Note payable                                         464                   899

Shareholders' equity:
     Preferred stock, par value
     $.01 per share, 1,000,000
     authorized; none outstanding                      -                     -
     Common stock, par value
     $.01 per share, 30,000,000
     authorized; 5,416,967 and
     5,144,040 shares outstanding                      54                    51
     Additional paid-in capital                    27,367                24,222
     Retained earnings                              8,602                 8,628
     Less deferred compensation                         -                  (34)
     Unrealized gain on investments                    11                    22
                                        -----------------      -----------------

     Total shareholders' equity                    36,034                32,889
                                        -----------------      -----------------

                                             $     41,388          $     36,932
                                         =================     =================


          See accompanying notes to consolidated financial statements.

                         APPLIED VOICE TECHNOLOGY, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)


                                          Quarter ended ..   Nine months ended
                                           September 30, ..    September 30,
                                        -----------------    -----------------
                                           1996     1995      1996      1995
                                         -------   ------   -------   --------
                                        (in thousands, except per share data)

Net sales ............................   $11,221   $7,959   $31,457   $ 22,883
Cost of sales ........................     4,202    3,199    12,084      9,475
                                         -------   ------   -------   --------
  Gross profit .......................     7,019    4,760    19,373     13,408

Operating expenses:
  Research and development ...........     1,093      692     3,029      1,952
  Sales, general and administrative ..     3,719    2,154    10,565      6,345
  Write-off of in-process research and
  development ........................      --       --       4,140       --
                                         -------   ------   -------   --------
  Total operating expenses ...........     4,812    2,846    17,734      8,297

Operating income .....................     2,207    1,914     1,639      5,111

Other income, net ....................       252      246       650        887
                                          -------   ------   -------   --------
Income before income tax expense .....     2,459    2,160     2,289      5,998

Income tax expense ...................       886      658     2,315      1,959
                                          -------   ------   -------   --------
Net income (loss) ....................   $ 1,573   $1,502      $(26)  $  4,039
                                         ========  ======== ========   ========


Net income (loss) per common share ...   $  0.26   $ 0.26   $    (-)  $   0.70


Weighted average common shares
     outstanding .....................     6,106    5,705     6,064      5,740


          See accompanying notes to consolidated financial statements.

                                        4

                         APPLIED VOICE TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Nine months ended
                                                              September 30
                                                        ------------------------
                                                            1996        1995
                                                        ----------   -----------
                                                             (in thousands)

Cash flows from operating activities:
     Net (loss) income
                                                          $   (26)      $4,039
                                                          --------    --------
Adjustments  to  reconcile net  income
     to  net  cash  provided  by  operating
     activities:
     Depreciation and amortization ....................      1,035         577
     Write-off of in-process research and development .      4,140          --
     Stock compensation expense .......................         34          65
     Changes in current assets and liabilities,
      net of effects of acquisition:
         Accounts receivable ..........................        895        (820)
         Inventories ..................................       (518)       (272)
         Deferred income tax asset ....................          4          --
         Prepaid expenses and other assets ............        (12)       (341)
         Accounts payable .............................        (69)        198
         Accrued compensation and benefits ............        729          70
         Other accrued liabilities ....................        (13)       (624)
         Federal income taxes payable .................       (576)       (750)
                                                          --------    --------
         Total adjustments ............................      5,649      (1,897)
                                                          --------    --------

              Net cash provided by operating activities      5,623       2,142
                                                          --------    --------
Cash flows from investing activities:
     Purchase of equipment and leasehold improvements .       (647)       (531)
     Cash paid in acquisition, net of cash acquired ...     (3,318)         --
     Purchase of short-term investments ...............         --     (20,359)
     Net proceeds from the sale of investments ........      4,037          --
     Purchase of intangibles and other long-term assets       (397)     (1,970)
                                                          --------    --------

       Net cash used by investing activities ..........       (325)    (22,860)
                                                          --------    --------

Cash flows from financing activities:
     Repayment of long-term debt ......................       (399)         --
     Net proceeds from exercise of overallotment ......         --       2,040
     Proceeds from exercise of stock options ..........        302         151
                                                          --------    --------
       Net cash (used) provided by financing ..........
       activities                                              (97)      2,191
                                                          --------    --------

               Net change in cash .....................      5,201     (18,527)


Cash and cash equivalents at beginning of period ......     12,249      22,685
                                                          ========    ========

Cash and cash equivalents at end of period ............   $ 17,450   $   4,158
                                                          ========    ========
Noncash transactions:
     Unrealized loss on investments ...................   $  (11)   $    (12)

     Stock issued in acquisition                             2,846        --



          See accompanying notes to consolidated financial statements.

                         APPLIED VOICE TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.       Interim Financial Statements

         The accompanying consolidated financial statements of Applied Voice Technology, Inc. and subsidiaries (the Company) are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of future financial results.

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

         Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income over the term of the investment. The cost of securities sold is based upon the specific identification method. Available-for-sale securities as of September 30, 1996 consisted of:
                                         Amortized ... Unrealized    Estimated
                                           Cost ........  Gain       Fair Value
                                         ---------     ----------    ---------
                                                       (in thousands)


Municipal notes/bonds ................   $   8,138         $ 11        $ 8,149


3.       Inventories

         Inventories consisted of the following:

                                            September 30,         December 31,
                                                1996                  1995
                                            ------------          ------------
                                                    (in thousands)

         Raw materials and service parts     $   2,171          $     1,477

         Finished goods                            254                  251

                                             ===========         ============
                                             $   2,425          $     1,728
                                             ===========         ============

                         APPLIED VOICE TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


4.       Business Acquired

              On January 2, 1996, the Company acquired Cracchiolo and Feder, Inc. (d/b/a RightFAX), a privately-held developer of fax server software for local area networks. As previously reported on Form 8-K dated January 2, 1996, the purchase price for the acquisition was $4.3 million in cash plus 163,291 shares of the Company's common stock. In addition, the Company may pay up to an additional $3.8 million in a combination of cash and common stock over the next three years, contingent upon certain future results. The shareholders of RightFAX will further be entitled to receive additional consideration to the extent the value of the Company's common stock issued to the shareholders of RightFAX is less than $2.8 million at the end of 1996.

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



Results of Operations

      Net sales. Sales of the Company's products fall into the following categories: advanced CTI applications, "CTI-ready" systems, basic messaging systems, and installed base add-ons and service. Advanced CTI application sales include CallXpress3 systems and kits which include at least one advanced CTI module (unified messaging applications such as Desktop for Windows, E-mail Access, and Faxmail; interactive voice response such as Automated Agent; and enhanced fax products such as Faxtext) installed upon initial shipment, advanced CTI application modules sold as add-ons to existing CallXpress3 systems, and the RightFAX line of high-performance, LAN-based fax servers. "CTI-ready" systems represent CallXpress3 systems and kits sold initially with only call answering and routing and voice messaging capabilities, but whose architecture provides for easy upgrade to an advanced CTI application. Basic messaging systems perform only call answering and routing and voice messaging capabilities, and include the Company's PhoneXpress and px100 products. The final category consists of capacity upgrades, feature add-ons, spare parts, and services to its customers.
      Net sales increased 41% to $11,221,000 in the quarter ended September 30, 1996, from $7,959,000 in the comparable 1995 quarter. The increase resulted primarily from sales of advanced CTI applications, which increased 146% from the comparable prior-year quarter, and represented 49% of total sales, as compared with 28% in the comparable prior-year quarter. Sales of basic messaging systems increased 12% in the current quarter as compared to the comparable prior-year quarter and represented 26% of total sales. The basic messaging market continues to be affected by price pressures from competitive offerings. International sales for the third quarter of 1996 increased 90% compared to the third quarter of 1995, and represented 17.6% of total net sales.
      For the nine months ended September 30, 1996 net sales increased 37% to $31,457,000 from $22,883,000 in the comparable prior-year period, due primarily to increased sales of advanced CTI applications which increased 147% during that period. International sales for the first nine months of 1996 increased 71% compared to the comparable prior-year period, and represented 17.1% of total sales.

      Gross profit. Gross profit as a percentage of sales improved to 62.6% in the quarter ended September 30, 1996 as compared with 59.8% in the comparable prior-year quarter, due to the favorable sales mix of advanced CTI applications as compared with basic messaging systems. Because advanced CTI application products contain a higher software content, gross margins are typically higher than other sales. Also, the basic messaging market continues to be very competitive, putting pressure on prices and resulting margins.
      For the nine months ended September 30, 1996 gross profit as a percentage of sales improved to 61.6% from 58.6% in the comparable prior-year period, due to the favorable mix of advanced CTI application sales.
      Research and development. Research and development expenses increased to $1,093,000 in the quarter ended September 30, 1996 from $692,000 in the comparable prior-year period, due primarily to increased personnel costs relating to acceleration of certain development projects begun in late 1995 and the inclusion of RightFAX operations. Research and development expenses for the current quarter represented 9.7% of net sales as compared with 8.7% of net sales in the comparable prior-year quarter. For the nine months ended September 30, 1996 research and development expenses increased to $3,029,000 from $1,952,000 in the comparable prior-year period and represented 9.6% of sales.

      Sales, general and administrative. Sales, general and administrative expenses increased to $3,719,000 in the quarter ended September 30, 1996 from $2,154,000 in the comparable prior-year period, due primarily to increased personnel-related costs of domestic and international distribution development programs and inclusion of RightFAX operations. Sales, general and administrative costs for the current quarter represented 33.1% of net sales as compared with 27.1% in the comparable prior-year period. For the nine months ended September 30, 1996 sales, general and administrative expenses increased to $10,565,000 from $6,345,000 in the comparable prior-year period and represented 33.6% of sales.

      Operating (loss) income. Operating income for the quarter ended September 30, 1996 increased to $2,207,000 (19.7% of sales) from $1,914,000 in the comparable prior-year quarter. The Company recognized a nonrecurring charge of $4,140,000 in the first quarter of 1996 representing purchased in-process research and development associated with the January 1996 acquisition of RightFAX, Inc. Therefore, for the nine months ended September 30, 1996 the Company's operating income was $1,639,000. Excluding the nonrecurring charge, the Company's operating income for the first nine months of 1996 would have been $5,779,000 (18.4% of net sales), as compared with $5,111,000 in the comparable prior-year period.

      Other income, net. Net other income was $252,000 in the quarter ended September 30, 1996, unchanged from $246,000 in the comparable prior-year quarter. For the nine months ended September 30, 1996 net other income was $650,000 as compared to $887,000 in the comparable prior-year period due primarily to the shift of short-term investments from taxable to tax-exempt instruments in 1996 as compared to 1995.

      Income tax expense. Income tax expense for the quarter ended September 30, 1996 was $886,000, an effective rate of 36.0% Because the nonrecurring charge of in-process research and development and the amortization of goodwill associated with the acquisition of RightFAX are not tax deductible, the Company has recognized income tax expense of $2,315,000 in the nine months ended September 30, 1996. For the remainder of 1996, the effective tax rate is expected to continue to be approximately 36.0%.

      Net (loss) income. The Company recognized net income of $1,573,000 or $0.26 per share for the quarter ended September 30, 1996 as compared to $1,502,000 or $0.26 per share for the comparable prior-year quarter. Due to the nonrecurring charge for purchased in-process research and development recognized in the first quarter 1996, the Company recognized a net loss of $26,000 for the first nine months of 1996. Excluding this nonrecurring charge net income for the first nine months of 1996 would have been $4,114,000 or $0.68 per share as compared with $4,039,000 or $0.70 per share in the comparable prior-year period.



Liquidity and Capital Resources

      Cash provided by operating activities in the nine months ended September 30, 1996 was $5.6 million due primarily to continuing profitability and improvement in average collections of accounts receivable. While accounts receivable increased to $5.2 million at September 30, 1996 from $4.8 million at December 31, 1995 due to higher sales volume, the average collection period decreased by approximately 10 days. Inventories increased to $2.4 million at September 30, 1996 from $1.7 million at December 31, 1995 due primarily to the acquisition of RightFAX.

      In January 1996, the Company acquired Cracchiolo and Feder, Inc. (d/b/a RightFAX), a developer of fax server software for local area networks. The purchase price for the acquisition was $4.3 million in cash plus 163,291 shares of the Company's common stock. In addition, the Company may pay up to an additional $3.8 million in a combination of cash and common stock over the next three years, contingent upon certain future results. The shareholders of RightFAX will further be entitled to receive additional consideration to the extent the value of the Company's common stock issued to the shareholders of RightFAX is less than $2.8 million at the end of 1996.

      The Company expects that its current cash, cash flow from operations, and available bank line of credit will provide sufficient working capital for operations.

                           Part II. OTHER INFORMATION





Item 6.  Exhibits and Reports on Form 8-K

               (a)  Exhibits
                    11.1     Computation of Earnings Per Share
                    27.1     Financial Data Schedule

               (b)  Reports on Form 8-K
                    The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Applied Voice Technology, Inc.
                                  (Registrant)


    Date:   November 12, 1996      By:       Roger A. Fukai
                                       -------------------------
                                       Roger A. Fukai
                                       Senior Vice President
                                       Finance and Administration,
                                       Chief Financial Officer

                                       Signing on behalf of registrant and
                                       as principal financial officer

                                 EXHIBIT INDEX


     EXHIBIT                  DESCRIPTION
     -------             ---------------------

     11.1                Computation of Earnings Per Share

     27.1                Financial Data Schedule