Form 10-K
period 1996-12-31
APPLIED VOICE TECHNOLOGY INC /WA/
filed 1997-03-27
CIK 931784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------

                                    FORM 10-K

     X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 1996
                                       OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

                         Commission file number: 0-25186

                         Applied Voice Technology, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Washington                                         91-119008
(State or other jurisdiction of incorporation or                 (IRS employer
              organization)                                  identification no.)
----------------------------------------------------------
          11410 N.E. 122nd Way
-------------------------------------------------- ----------------------------
                Kirkland, WA.                                         98034
----------------------------------------------------------------------
  (Address of principal executive offices)                          (Zip code)
----------------------------------------------------------------------

         Registrant's telephone number, including area code:   (206) 820-6000

         Securities registered pursuant to Section 12(b) of the Act:  None

         Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.01 par value per share
                                (Title of class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
         Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Aggregate market value of voting stock held by non-affiliates of the registrant as of March 13, 1997 was $ 55,336,750 (based upon the closing sale price of $ 14.13 per share on the Nasdaq National Market on such date).

         Number of shares of Common Stock outstanding as of March 13, 1997 was 5,644,324.

                       DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders to be held May 13, 1997 are incorporated by reference in response to Part III, Items 10-13 (Directors and Executive Officers of the Registrant).

                                TABLE OF CONTENTS

PART I
Item 1. BUSINESS.............................................................1
Industry Background..........................................................1
Strategy.....................................................................2
Products.....................................................................3
Sales, Marketing and Product Support.........................................6
Product Development..........................................................8
Proprietary Rights...........................................................8
Competition..................................................................9
Manufacturing...............................................................10
Employees...................................................................10
Item 2. PROPERTIES..........................................................11
Item 3. LEGAL PROCEEDINGS...................................................11
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................11

PART II
Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS.........................................................12
Item 6. SELECTED CONSOLIDATED FINANCIAL DATA................................12
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.........................................13
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................19
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.........................................33

PART III
Items 10-13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............34

PART IV
Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K.................................................................35

                                     PART 1

                                Item 1. BUSINESS

         Applied  Voice  Technology,   Inc.  (AVT  or  the  Company)   develops,
manufactures, markets and supports a broad line of open systems-based computer-telephony software products and systems. Computer telephony (commonly referred to as CTI, for computer telephony integration) is a rapidly growing industry that unites two of the most essential business tools: the telephone and the personal computer (PC). Applications range from basic to advanced and complex. One basic CTI application automatically answers incoming telephone calls, routes the call to the desired party, and allows the caller to leave a voice message if the party the caller is trying to reach is unavailable. Unified messaging is an example of an advanced CTI application that allows a person to manage his or her voice, fax, and electronic mail (e-mail) messages all from a common terminal of choice, either a telephone or a PC, and in a single session. An extension of unified messaging allows PC users on a local area network (LAN) to send, receive and store fax documents directly using a PC, eliminating the need for a standalone fax machine. Another advanced CTI application automatically identifies an inbound telephone caller, determines through a predefined script why the caller is calling, and transfers the caller to a live agent along with the caller's pertinent information (commonly referred to as a "screen pop"), thereby providing more efficient and enhanced customer service. The Company provides these kinds of CTI solutions.

Industry  Background

         The computer telephony industry has developed in response to market needs to enhance individual and workgroup productivity, reduce business operating costs, and improve customer service. Rapidly changing technology in PC hardware and software has enabled the development of products to meet these needs. Since the foundation of CTI is both the telephone and the PC, products and services are being created by both traditional telephony-oriented as well as computer-oriented developers. While it has been open systems-based since inception, AVT's roots lie in the telephony-oriented segment of the industry referred to as voice or call processing.

         The first voice and call processing systems performed the basic applications of call answering, routing, and messaging. The early systems were based on proprietary hardware and software. Over the past two decades, rapid and significant advances in PC hardware and software have allowed more flexible open systems-based products that incorporate "off-the-shelf" components to achieve performance levels of the older proprietary technologies at much lower costs. Leveraging off the tools developed for open-systems computer technology, developers have accelerated the development of new CTI applications. As a result, open-system developers have been able to lower product development costs, reduce the time to market of new products and extend the functionality of these systems beyond traditional, basic call answering and voice mail. The availability of advanced CTI features on low-cost, personal computer-based systems has made open-systems call processing attractive to not only large, well-capitalized organizations but also small, price-sensitive businesses.

         Concurrent with the proliferation of open-systems call processing, multiple forms of messaging, in addition to voice mail, have become pervasive in the office environment. For example, as organizations have decentralized their information systems from mainframes to personal computers, the use of various forms of electronic messaging has grown significantly. The growth has been fueled by the increasing number and size of local and wide area networks, as well as public information networks such as the Internet. In addition, LAN-based fax servers, which store, forward and broadcast faxes, are beginning to replace standalone fax machines. Although these diverse forms of messaging also utilize a common open-systems architecture, they have emerged as independent technologies, generally requiring their own dedicated hardware and communication protocols.

         With these advances in messaging technologies, office workers must respond to a broad range of different message types, and must do so utilizing a variety of platforms and software applications. As a result, workers often spend substantial time managing, rather than using, information. To improve the efficiency of managing information, many organizations are seeking ways to unify access to disparate forms of messaging. This includes providing workers access to their messages whether they are in the office or calling from a remote location.
Unified messaging represents CTI's answer to this problem.

         In  today's   increasingly   fast  moving  and   competitive   business
environment, customer service has been employed as an effective business strategy by many product and service suppliers. In addition, with the proliferation of mail order and internet-based businesses, the call center has become one of the primary direct-to-the-customer interfaces. Call centers are now mission-critical operations. CTI provides technology to enhance call center productivity and service. Call management performs intelligent queuing and prioritizing of incoming calls. Agents can service callers more efficiently and effectively than merely on a first-in, first-out basis. Automatic call distribution (ACD) systems route calls intelligently to agents and assist in the productive management of a call center. Individual agent productivity can be measured, and incoming call load balanced with agent deployment.

         People need access to information stored in databases on their computers not only when they are in their office, but also when they are away. The most common device available to people outside the office is the telephone. Interactive voice response (IVR) provides both the telephone access to such computer-stored information, and the applications required to manipulate and process this data. Therefore, with IVR, you need not be in your office to conduct business, and you can do it 24 hours a day, 7 days a week. The PC connected to the internet is emerging as an alternative access tool to the telephone. Internet-based information on demand and electronic commerce is just beginning to emerge, and has similar customer service attributes as IVR, and therefore, provides an opportunity to expand CTI even further.

         As the gap between computer and telephone technology has narrowed, the uses for CTI have increased significantly. In the past, the telephone world has been very "function" oriented; the user purchases and installs a system to perform a function that he or she wants to use. The computer world has been more "application" oriented; the user purchases tools with which to build applications to meet his or her needs. CTI's power and versatility is based on the fact that it provides basic functions such as basic call answering, routing and messaging, advanced functions such as unified messaging, and advanced applications such as call management, automatic call distribution, and interactive voice response. The open systems-based orientation of CTI also allows further customization of both functions and applications by way of developer-provided application programming interfaces (API's).

Strategy

         The Company's mission is to develop cost-effective, easy-to-use computer-telephony software products that operate on industry-standard personal computer platforms, and market these products throughout the world. While its roots were in basic voice and call processing, the Company's primary focus since the early 1990's has been on advanced CTI functions and applications (referred to as advanced CTI). CTI has emerged from the convergence of two dissimilar technologies, the telephone and the computer. These dissimilar technologies have also been marketed by different distribution channels, telephony-oriented dealers and computer-oriented data resellers. The Company believes that the convergence of the technologies and distribution channels is an evolutionary process, and that while there ultimately will be one market and one distribution channel, today there are two through which the Company can meet its customers needs. Therefore, the Company has implemented a dual-pronged product and distribution strategy:

         Develop CTI software products and focused marketing efforts for the telephony-oriented distribution channel. The Company's roots lie in the telephony-oriented world. Key milestones in the Company's development of its products include one of the world's first PC-based voice mail systems in 1985, its first true multi-application software platform in 1991, and its first unified messaging application in 1993. The Company continues to develop and enhance its telephony-oriented product lines CallXpress3, PhoneXpress and px100. CallXpress3 is the Company's premier telephony-oriented CTI platform, and includes a robust suite of advanced CTI applications. Future enhancements to CallXpress3 will include computer-oriented functions and applications as well as traditional telephony-oriented functions and applications. PhoneXpress and px100 are high performance messaging systems providing basic CTI functions. These products are marketed primarily through the Company's worldwide telephony-oriented distribution channel which consists of over 400 dealers and strategic partners.

         Develop CTI software products and focused marketing efforts for the computer-oriented distribution channel. The Company implemented the second prong of its strategy by acquiring Cracchiolo and Feder, Inc. (d/b/a RightFAX) in January 1996. The RightFAX line of high performance, LAN-based fax servers is the Company's premier computer-oriented CTI platform. Future enhancements to RightFAX will include telephony-oriented functions and applications as well as computer-oriented functions and applications. The RightFAX products are marketed through the Company's worldwide computer-oriented distribution channel of over 600 value-added resellers and distributors.

         In addition, the Company believes long-term success requires strategic growth within the CTI arena. In January 1997, the Company acquired selected assets and liabilities of Telcom Technologies, Inc. a developer of open systems-based automatic call distribution (ACD) systems (see Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events). The first product resulting from this acquisition, AgentXpressNT, is expected to be introduced in the second quarter 1997 and will bring a high-performance automatic call distribution offering to the Company's telephony-oriented advanced CTI application product family targeted at the call center. The Company continues to evaluate complementary technologies and distribution channels to further implement its strategic growth initiative.

Products

         The Company's product lines follow its primary strategies and fall into two categories, telephony-oriented and computer-oriented.

         The Company currently develops and supports three telephony-oriented product lines: CallXpress3, PhoneXpress and px100. CallXpress3, the Company's premier, multi-application, high capacity CTI product, was introduced in early 1991. PhoneXpress, introduced in 1993, is positioned for the organization requiring high performance call answering and routing and voice mail, but not requiring the advanced application orientation or capacity that a CallXpress3 system provides. px100 is designed to address the basic voice mail and call answering requirements of the growing small business and professional services market. All three product lines are either sold as software kits to dealers who obtain their own hardware, or sold fully integrated on Company-provided personal computer hardware platforms.

         Software kits consist of CallXpress3, PhoneXpress or px100 software, documentation, a hardware security key, voice cards and fax cards. Fully integrated CallXpress3, PhoneXpress, and px100 system platforms include all the components supplied in the software kits, plus fully integrated and tested personal computers, disk drive storage devices of various sizes and configurations, modems, monitors and keyboards.

         With the acquisition of selected assets and liabilities of Telcom Technologies in January 1997, the Company has added its fourth telephony-oriented product line, AgentXpressNT, an automatic call distribution system targeted at small-to-medium sized call centers.

         The Company's premier computer-oriented product line, RightFAX, is a high-performance, LAN-based fax server. The RightFAX server is targeted at organizations with high volumes of outgoing or incoming fax traffic, many fax users, or where incoming fax documents require very secure and confidential management. The RightFAX server is sold as software only or as a software kit including fax cards.

      CallXpress3

         CallXpress3 is the Company's premier, telephony-oriented multi-application CTI product. Designed to support from 4 to 64 telephone ports, and basic to advanced CTI applications such as unified messaging, call management, and interactive voice response, CallXpress3 can serve the needs of small to large enterprises. All CallXpress3 application modules consist of software programs that operate in an integrated, multi-tasking environment and are not dependent on secondary hardware processors. Modules may be purchased either at initial installation or as add-on upgrades. While it was developed with a telephony orientation, the standard LAN-connection capability of CallXpress3 and software-modular packaging makes it a true "bridge" product to the computer-oriented world. When combined with the wide range of port and storage options available, the Company believes that its CallXpress3 systems offer users the flexibility to meet their varied and changing needs.

         CallXpress3   software  modules  are  divided  into  three  application
categories: call processing, unified messaging, and call center productivity.

      Call Processing Applications
         Automated Attendant/Voice Mail. The Automated Attendant/Voice Mail module answers calls on the first ring and invites the caller to do one of the following: enter an extension number, enter a name to obtain an extension number, wait on the line for a receptionist, or leave a voice mail message. Subscribers may leave voice mail messages and review messages received before sending them on or deleting them. The Audiotext feature of the Automated
Attendant/Voice Mail module acts as a "spoken bulletin board," providing information to those who require it. A voice menu tells a caller what options are available and the caller presses touch-tone keys to make a selection and hear a prerecorded message.
         Networking. With the Networking module, a company with multiple locations can link its offices together, thereby allowing subscribers at each location to send and receive voice messages from any other office in the network. Both industry-standard Audio Messaging Industry Standard (AMIS) and proprietary AVT networking protocols are supported by this module.

      Unified Messaging Applications
         Desktop Message Manager. Desktop Message Manager provides a visual interface to the subscriber's unified mailbox for access to voice and fax messages. The visual interface lets the subscriber know who sent a message, the type of message, when it arrived, whether it is urgent and its length. The module will play back voice mail messages on the subscriber's telephone or voice-enabled personal computer as well as display fax messages on the computer screen. Subscribers may voice annotate faxes and distribute them to other subscribers on the system. The related Message Manager for Exchange Inbox module provides a subscriber with a graphical interface to manage his or her CallXpress3 unified mailbox from the Windows95 Exchange Inbox.

         E-Mail Access. E-Mail Access provides subscribers with access to their electronic mail messages by telephone. The system provides a subscriber with the option to hear his or her electronic mail text messages through text-to-speech capabilities or convert them into faxes through text-to-fax capability. E-Mail Access integrates with Lotus' cc:Mail, Microsoft Mail and Lotus Notes. Future E-Mail Access releases will integrate with other popular LAN-based electronic mail systems.
         Fax Mail. The Fax Mail module provides store and forward capabilities for fax documents identical to those provided for voice messages. With Fax Mail, a subscriber can retrieve and print faxes from his or her mailbox 24 hours a day, and have faxes automatically delivered to any fax machine.

      Call Center Productivity Applications
         Automated Agent. Automated Agent is an interactive voice response module that is programmed to provide information to callers in response to their particular inquiries. When configured with other CallXpress3 modules, Automated Agent enables complete application solutions to be designed for specific business functions, such as catalog ordering and college registration. Script Manager provides an English-like programming interface to develop sophisticated, customized scripts. Automated Agent can be connected to the corporate database through a variety of host computer and LAN-based interfaces.
         Fax Response. The Fax Response module provides documents such as order acknowledgments or printouts of customer accounts requested by callers through the Automated Agent module.
         Desktop Call Manager. Desktop Call Manager provides for intelligent, real-time management of incoming calls as either a call center workgroup management tool or individual productivity tool. Incoming calls are identified by either CallerID (or other central office provided protocol) or Call Manager prompts, a database search performed, and a window popped to the subscriber's PC telling who is calling. The subscriber can then decide whether to take the call, take a message, or redirect the call to someone else. Desktop Call Manager can be an very cost-effective application for smaller, informal call centers where an ACD cannot be cost-justified.
         Faxtext. With the Faxtext module, callers have 24-hour access to requested information such as product literature, specification sheets, rate sheets, technical bulletins or any other type of information a company wants to quickly and easily communicate via fax.
         CallXpress3 Access. CallXpress3 Access provides client-server voice management tools and an application programming interface into the CallXpress3 database. Independent software developers and value-added resellers can use these tools to build voice-enabled, telephone-based applications.

      PhoneXpress

         PhoneXpress is designed to meet the requirements of small-to-medium sized organizations that require full-featured automated attendant and voice mail functions. PhoneXpress is based on the same core technology as CallXpress3, but does not provide the application interfaces to support all of the advanced CTI applications of unified messaging and call center productivity. PhoneXpress is designed to support from 2 to 16 ports and may be optionally configured with faxtext and networking capability to provide a cost-effective branch voice processing system for enterprise-wide networks. PhoneXpress is available as a software kit or as a completely integrated PhoneXpress system.

      px100

         px100 is designed for the small business and professional services market that requires basic voice mail and call answering. Designed for easy installation on the most popular key telephone systems, px100 can provide up to 100 mailboxes and supports 2 or 4 ports.

      RightFAX

         The RightFAX high performance, LAN-based fax server is designed for businesses with high fax traffic, many fax users, or where secure and confidential fax management is required. The RightFAX product consists of a server (server software and fax cards) and desktop clients. Desktop clients can fax documents directly from any Windows application on their LAN-connected PC. All fax processing is performed on the server, thereby eliminating the need for a fax modem or telephone line connected directly to each user's PC. In addition, because the fax processing is performed on the server, the user's application merely sends the information to be faxed to the server, where all of the conversions to fax format and outbound calling and transmission are managed.

         In the same paradigm as the Company's telephony-oriented products, RightFAX users have a mailbox to receive incoming faxes. Incoming faxes can be routed to the user's mailbox in a variety of ways, including OCR (optical character recognition) of a cover page. The fax is digitally stored and can be viewed on the user's PC connected to the LAN or from any web browser on a PC connected to the internet. Faxes can then be printed on any printer connected to the LAN or the user's PC, forwarded to other users on the RightFAX server, or re-faxed to any other fax machine in the world. Since the fax has been stored digitally, there is no further degradation due to multiple scannings through standalone fax machines.

         RightFAX servers can be configured from 1 to 32 fax ports and run on either the OS/2 or Windows NT operating systems. RightFAX servers are compatible with all major network operating systems and are sold as either software licenses or software kits (including fax cards).

Sales, Marketing and Product Support

         While the Company's telephony-oriented and computer-oriented product lines have emerged from different technological origins, the two product categories are now taking on characteristics of the other, the telephony-oriented product lines adding computer-oriented functions and applications, and the computer-oriented product lines adding telephony-oriented functions and applications. The same is true of the marketing and sales efforts and strategies of these products. The telephony-oriented and computer-oriented distribution channels have emerged from different origins, but are now taking on characteristics of the other, in step with the convergence of the technologies. The Company has built large telephony-oriented and computer-oriented distribution channels in the United States and is aggressively developing its international distribution. The sales concentration is very diverse, with no customer representing 10% of 1996 sales.

      Domestic Telephony-Oriented Distribution
         The Company currently derives its U.S. telephony-oriented sales revenues through an indirect channel of wholesale dealers and distributors comprised of customer premise telephone equipment (CPE) dealers, voice processing (VP) specialists, and private label/OEM strategic relationships. The Company has entered into distribution agreements with over 400 domestic telephony-oriented companies. This channel consists primarily of both large and small regionally-focused organizations. The Company also distributes through national telephone equipment dealers such as Norstan Communications Corporation (Norstan) and private label/OEM organizations such as Dictaphone Corporation (developer of dictation systems and other voice-related applications) and Mcorp (developer of hospitality software for the hotel/motel industry). The Company believes it has the largest telephony-oriented channel capable of marketing and servicing advanced CTI application products. The Company will continue to selectively recruit additional dealers and private label/OEM partners, focusing on those capable of marketing and servicing advanced CTI application products.

         Dealers  are  required  to attend  initial  Company-sponsored  training sessions on system usage, installation, maintenance and customer support. Advanced training is also available from the Company on an ongoing basis. All dealers are subject to agreements with the Company covering matters such as payment terms, protection of proprietary rights and nonexclusive sales territories, but these agreements generally do not restrict the dealer's ability to carry competitive products.

      Domestic Computer-Oriented Distribution
         The Company derives most of its U.S. sales of computer-oriented products from an indirect channel consisting of computer-oriented resellers that provide value-added services, independent software vendors, and professional services companies specializing in custom systems development. Most of these computer-oriented resellers are small to medium sized organizations and regionally focused.
         In addition, the Company markets its computer-oriented products directly to end-user customers through trade show participation and journal advertisement.
         The Company believes that as its computer-oriented products become more application-oriented, the sales mix will continue to shift from direct end-user sales to indirect sales through the computer-oriented resellers.

      International Distribution
         The international market for CTI products is not as developed as the United States. The Company believes that over the next few years the market for both telephony-oriented and computer-oriented CTI products will grow faster internationally than in the U.S. To address this opportunity, the Company is developing broad coverage of international markets through a variety of dealer, distributor, and strategic relationships. Although the Company's sales to date have generally been denominated in U.S. dollars, the Company expects that in the future an increasing portion of international sales will be made in local currencies. See Note 1 of Notes to Consolidated Financial Statements for a summary of the Company's export sales for the years ended December 31, 1996, 1995 and 1994.
          To date, the majority of the Company's international sales have been in English-speaking countries: Canada, Australia, New Zealand, the United Kingdom and South Africa. The Company expects its accelerated distribution development and product localization efforts of the past few years will result in higher growth rate in non-English speaking countries than the
English-speaking. Product localization has become more important as the Company's products take on more computer-oriented characteristics (such as visual displays). The voice-related aspects of the Company's products have had multi-lingual capabilities since the late 1980s. The Company is actively recruiting new dealers and distributors in international markets.

      Product Support
         The Company's dealers and distributors are primarily responsible for supporting end-users of the Company's products. The Company provides technical support to its dealers and distributors, most of which is telephone assistance. Telephone support service hours to dealers have been expanded to more effectively service non-U.S. customers. The Company has also expanded its technical training offerings of both telephony-oriented and computer-oriented products to its dealers. The Company also provides limited warranties on certain hardware components distributed in conjunction with its products, thereby permitting factory returns of defective parts within certain specified time periods following delivery.
          The majority of product support is provided by the Company within three months of product shipment, and the estimated cost of such support is recognized as product revenues are recorded. The Company generally charges its customers separately for post-sale updates and upgrades.

Product Development

         The Company maintains two product development centers, telephony-oriented products in Kirkland, Washington and computer-oriented products in Tucson, Arizona. While development efforts in the past have been separate, the convergence of the technologies has allowed the Company to collaborate and leverage development efforts between the two groups. The Company expects these cross-development efforts to increase in the future.

      Telephony-Oriented Products

         The CallXpress3 core software technology provides the foundation for the CallXpress3, PhoneXpress and px100 products. This use of existing technology resources has allowed the Company to control research and development expenses while addressing the needs of an expanding call processing and computer-telephony market. The Company has four engineering teams working in its primary product areas: Applications Engineering, responsible for the core server-based software for CallXpress3, PhoneXpress and px100; Integrations Engineering, responsible for phone system integrations and voice and fax card integrations; Desktop Engineering, responsible for LAN-based applications; and Advanced Development, responsible for specialty and next generation products and features.

         The Company has opened a development center in Pomona, California as a result of the acquisition of assets of Telcom Technologies in January 1997. This group will focus development efforts on call center applications such as AgentXpressNT and other call center related products.

         The Company believes that, for its product offerings to continue to achieve acceptance, it will be necessary to continue to develop enhanced versions of its advanced CTI application products as well as basic voice and call processing functions. Many of the new features and capabilities will be "computer-oriented." The Company also expects to expend significant research and development efforts in developing next generation technology.

      Computer-Oriented Products

         The bulk of the Company's RightFAX product development efforts are focused on the NT-based product line, and include advanced capabilities such as the Company's recently released web client which provides management of a RightFAX mailbox over the internet from any web browser. Many of the new features and capabilities will be "telephony-oriented."

      Strategic Development

         With the international markets expected to grow at a faster rate than North America over the next several years, the Company intends to continue to develop versions of its products that have been "localized" for foreign markets. "Localization" includes converting system administrator and desktop client screens, documentation, and voice-prompt sets into foreign languages. The Company anticipates expending significant research and development resources to develop localized versions of its products.

         While the Company expects such investment in research and development will generate revenue in the next several years, technological development is always subject to potential delays and there can be no assurance that any new products or product enhancements developed by the Company will achieve market acceptance.

Proprietary Rights

         AVT relies on a combination of copyright, trademark and trade secret laws, nondisclosure and other contractual agreements and technical measures to protect its proprietary rights. There can be no assurance that the Company's efforts to protect its proprietary rights will be successful.

         The Company has filed a patent application in the United States. While AVT believes that the application relates to patentable devices and concepts, there can be no assurance that a patent will issue, or that any patent issued can be successfully defended. The Company believes that patents are of less significance in its industry than factors such as innovation, technological expertise and distribution strength.

         AVT has periodically received letters from third parties asserting patent rights. Following analysis, the Company generally has not believed it necessary to license any of the patent rights referred to in such letters. In those cases in which the Company determined a license of patent rights was necessary, it has entered into a license agreement. Although there can be no assurance, the Company believes that any necessary licenses or other rights under patents to products or features could be obtained on conditions that would not have a material adverse effect on its financial condition.

         The Company licenses certain portions of its technology from third parties under written agreements, some of which contain provisions for ongoing royalty payments. As of December 31, 1996, the Company had license agreements with Octel Corporation, Syntellect Inc., Intelligent Environments, Inc. and Microsoft Corporation (Microsoft).

Competition

         The Company believes that the competitive pressures it faces in both the telephony-oriented and computer-oriented CTI markets are likely to intensify, especially in the markets for basic functionality such as voice and call processing. System features, product pricing, ease of use and installation, sales engineering and marketing support, and product reliability are the primary bases of competition. The Company believes that it competes favorably with respect to these factors. While competition in the advanced CTI application marketplace will also intensify, the Company believes it is well positioned due to its technological leadership and strong distribution channel.

         The Company's principal competitors in the telephony-oriented market are independent suppliers, including Octel Communications Corporation, Centigram Communications Corporation (Centigram) and Active Voice Corporation (Active Voice). PBX and key telephone systems manufacturers such as Lucent Technologies, Northern Telecom, ROLM/Siemens, Executone, Panasonic and Toshiba also compete with the Company by offering integrated voice messaging systems of their own design or under various OEM agreements.

         In the call center market the Company's principle competitors are independent suppliers, including Aspect and Rockwell. PBX and key telephone systems manufacturers such as Lucent Technologies, Northern Telecom, ROLM/Siemens and Executone also compete with the Company by offering integrated ACD systems of their own design or under various OEM agreements.

         In the computer-oriented market, the Company's principal competitors are Optus Software, Alcom, and Cheyenne Communications. Many of the Company's competitors distribute their products through the same distribution channel as the Company. The Company competes intensely for the loyalties and attention of its dealers, which in many cases also carry products offered by one or more of the Company's competitors in addition to the Company's products.

         Recently, the Company has also began to face competition from very large software companies such as Microsoft, Lotus Development Corporation (Lotus) and Novell, Inc. (Novell), who did not traditionally compete with the Company.

Manufacturing

         The Company's manufacturing operations consist primarily of diskette duplication, documentation fulfillment, final assembly, and quality control testing of materials, subassemblies and systems. Some limited hardware fabrication is performed by third parties for the Company on certain telephone switch integration modules, where the Company has designed a proprietary device to emulate a particular manufacturer's telephone station set, and for certain internal "switching" components and digital hand sets used in the Company's ACD products. The Company is dependent on third-party manufacturers or vendors of certain critical hardware components such as personal computer chassis, keyboards, disk drives, monitors, memory modules and other miscellaneous components.

         The Company's products incorporate a number of commercially available application cards, fax cards, voice cards and circuit boards that enable integration with certain telephone switches. The Company currently purchases voice cards from Dialogic Corp, Natural Microsystems and Mitel. The Company purchases facsimile cards from Brooktrout and Dialogic Corp.

Employees

         As of December 31, 1996, the Company had 174 full-time employees, including 29 in administration, 11 in manufacturing, 39 in engineering and product development, and 95 in sales, marketing and technical support. Company employees enter into agreements containing confidentiality restrictions. The Company has never had a work stoppage and no employees are represented by a labor organization. The Company considers its employee relations to be good.

                               Item 2. PROPERTIES

         The   Company's    headquarters   and   administrative,    engineering,
manufacturing and marketing operations are located in approximately 43,000 square feet of leased space in Kirkland, Washington under a lease that expires in January 1998. The Company's computer-oriented operations are primarily located in approximately 14,000 square feet leased in Tucson, Arizona under a lease that expires in October 1999.

         The Company believes that these facilities are adequate to meet its current needs and that suitable additional or alternative space will be available, as needed, in the future on commercially reasonable terms.



                            Item 3. LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceeding.



              Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II

            Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                               SHAREHOLDER MATTERS
The  information   required  by  this  Item  is  incorporated  by  reference  to information  contained  in  Note  7  of  Notes  to  the  Consolidated  Financial
Statements: Quarterly Financial Data and Market Information (Unaudited).

     Item 6.     SELECTED CONSOLIDATED FINANCIAL DATA


                                                                      Year Ended December 31,
                                                   1996           1995           1994           1993          1992
                                                        --------------------------------------------
                                                             (in thousands, except per share data)
                                                        --------------------------------------------

STATEMENT OF INCOME DATA
Net sales                                      $  44,127      $  31,284     $  28,761      $  21,253      $ 15,064
Operating income (1)                               8,574          6,730         5,342          2,414           238
Net income (1)                                     6,074          5,334         4,238          2,482           103
Operating income as percentage of
     net sales (1)                                 19.4%          21.5%         18.6%          11.4%          1.6%
Net income per common share (1)                $    1.04      $    0.94     $    1.00      $    0.68      $   0.03
BALANCE SHEET DATA
Cash, cash equivalents, and short-
     term investments                          $  27,697      $  24,446     $  22,685      $   1,817      $    128
Working capital                                   30,870         29,670        24,294          3,948         1,450
Total assets                                      46,127         36,932        28,944          7,639         5,340
Shareholders' equity                              38,883         32,889        24,998          4,795         2,090

(1)  Exclusive of the $4,140,000 nonrecurring charge for write-off of purchased in-process research and development associated with the acquisition of Cracchiolo & Feder, Inc. (d/b/a RightFAX) in January 1996.

                 Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Founded in 1982, the Company develops, manufactures, markets and supports a broad line of open systems-based software products and systems for the rapidly growing computer telephony integration (CTI) market. CTI encompasses a wide range of products that allow two of the most essential business instruments, telephones and personal computers (PCs), to work together. Some CTI products let people access and control telephone functions through a PC; others let people access and control computer functions through a telephone. The CTI market has emerged from the convergence of these two powerful and useful tools, each with a different technological origin and marketing orientation.

         The Company has implemented a dual-pronged strategy to address the CTI market: developing telephony-oriented products marketed through a telephony-oriented distribution channel, and computer-oriented products marketed through a computer-oriented channel. The telephony-oriented products are:
CallXpress3, the Company's premier, multi-application, high capacity CTI product; PhoneXpress, a high-performance call answering and routing and voice mail system; and px100, a basic voice mail and call answering system for the small business market. The computer-oriented product line is RightFAX, the Company's premier, high performance, LAN-based fax server. These products address the needs of four segments of the CTI market: advanced CTI applications, "CTI-ready" systems, basic messaging systems, and installed base add-ons and service. Advanced CTI applications products include CallXpress3 systems sold with at least one advanced CTI application module (in addition to voice mail/automated attendant) and RightFAX servers. "CTI-ready" systems are CallXpress3 systems sold initially with voice mail/automated attendant capabilities only, but which can be easily upgraded to include advanced CTI features. The basic messaging market is addressed by the PhoneXpress and px100 products. Sales of non-CTI capability-enhancing add-ons, capacity-increasing upgrades, and service parts to the installed base represent the fourth market segment. The Company's strategies are focused on addressing these market segments, and results of operations are reported accordingly. The Company acquired RightFAX in January 1996, accounting for the business combination as a purchase.

Results of Operations

         The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Company's consolidated statements of operations and the percentage increase or decrease from the prior year:

                                                                                     Increase (Decrease) From
                                                 Year Ended December 31,                    Prior Year
                                            1996          1995         1994       `96 vs. `95     `95 vs. `94
                                        ------------  -----------  ------------  -------------- ---------------

Net sales............................        100.0%       100.0%        100.0%           41%               9%
Cost of sales........................         38.3         42.7          43.1            26                8
                                        ------------  -----------  ------------
   Gross profit......................         61.7         57.3          56.9            52                9


Operating expenses:
   Research and development..........          9.4          8.7           9.3            52                2
   Sales, general and administrative          32.9         27.1          29.0            72                1
   Write-off of purchased, in-process
     research and development........          9.4           -             -              -                -
                                        ------------  -----------  ------------
     Total operating expenses........         51.7         35.8          38.3           104                1


Operating income.....................         10.0         21.5          18.6          (34)               26


Other income, net....................          2.1          3.6           1.0          (18)              280
                                        ------------  -----------  ------------

Income before income tax expense              12.1         25.1          19.6          (32)               39


Income tax expense...................          7.7          8.0           4.9            36               80
                                        ------------  -----------  ------------

Net income...........................          4.4%        17.1%         14.7%         (64)%              26%
                                        ============  ===========  ============

   Net Sales

      The Company derives net sales primarily from initial sales of fully-integrated systems, software kits, or software licenses to dealers and distributors and the follow-on sales of capability-enhancing add-on software modules and capacity-increasing upgrades. The sales mix among the four market segments, as well as among product lines, and software kits and fully-integrated systems, impacts both net sales and gross margin. The Company typically does not have visibility into short-term changes in sales mix. Sales to dealers and distributors are recognized when the products are shipped.

      Years ended December 31, 1996 and 1995. Net sales increased 41% from $31.3 million in 1995 to $44.1 million in 1996 due primarily to the growth in advanced CTI application products. Advanced CTI application product sales increased 163% and represented 49% of 1996 sales as compared to 26% of sales in 1995. In addition to the inclusion of RightFAX sales for the first time, the Company introduced major enhancements to both the CallXpress3 and RightFAX product lines during 1996, which contributed to this significant growth. In 1996 a higher percentage of CallXpress3 systems were sold with advanced CTI application modules (as compared to with voice mail/auto attendant functions only) than in 1995. This resulted in "CTI-ready" sales declining from 22% of 1995 sales to 13% of 1996 sales. The combined CallXpress3 and RightFAX product lines represented 62% of 1996 sales as compared to 48% in 1995. Basic messaging sales of PhoneXpress and px100 were unchanged and represented 26% of sales in 1996, down from 37% in 1995. This trend is consistent with the Company's strategic emphasis on advanced CTI applications rather than on lower-margin basic messaging sales. Add-on and service sales increased 11%, representing 12% of 1996 sales.

      International sales increased 83% in 1996 over 1995 and represented 18% of net sales due primarily to growth in Europe. The Company significantly increased its efforts to develop distribution outside the United States in 1996 to gain a foothold in the international CTI marketplace which is just now emerging. Although there can be no assurance as to the rate of market acceptance of the Company's products in international markets, the Company expects the expanded efforts in 1996, as well as the recently initiated efforts in Germany, France and the Middle East, will result in a higher rate of growth than in the United States.

      Years ended December 31, 1995 and 1994. Net sales increased 9% from $28.8 million in 1994 to $31.3 million in 1995. The net sales dollar growth rate was somewhat dampened by price erosion in the basic messaging market and a change in the Company's product mix towards software kits (as opposed to fully-integrated systems which include the personal computer and computer components). In response to price pressure at the lower end of the basic messaging market, the Company introduced a fully integrated px100 system for distribution through its partner Sprint/North Supply. International sales increased 15% in 1995 over 1994 and represented 14% of net sales, due primarily to growth in Europe.

   Gross profit

      Years ended December 31, 1996 and 1995. Gross profit as a percentage of sales improved from 57.3% in 1995 to 61.7% in 1996 due to: (1) the continued product mix shift towards software kits and software licenses as opposed to fully integrated systems, and (2) growth in advanced CTI application products which have a higher software content than basic messaging systems. The Company's telephony-oriented products can be purchased as a fully integrated system or software kit. The computer-oriented RightFAX product line is sold either as a software kit or software license. Sales of advanced CTI application system units carry a higher price and gross margin than basic messaging systems due to the additional software modules purchased and tend to be a higher mix of software kits and software licenses as compared to fully integrated systems. Gross profit on basic messaging system sales in 1996 continued to be negatively impacted by price erosion and a higher ratio of fully integrated systems as compared to advanced CTI application systems. While the Company expects additional competition to enter the advanced CTI application marketplace, the favorable mix shift from basic messaging to advanced CTI applications, which carry significantly higher margins, will help offset the effects of price erosion.

      Years ended December 31, 1995 and 1994. Gross profit as a percentage of sales improved from 56.9% in 1994 to 57.3% in 1995, due primarily to the significant increase in software kit mix (versus fully-integrated systems) and increased CallXpress3 advanced application sales. These favorable trends were partially offset by two factors in the lower-end of the basic messaging market -- price erosion and the packaging requirements of the Sprint/North Supply distribution agreement, which includes px100 software fully-integrated on a PC.

   Research and development

      Years ended December 31, 1996 and 1995. Research and development expenses increased 52% from $2.7 million in 1995 to $4.1 million in 1996, due to the addition of software development and quality assurance personnel associated with the computer-oriented RightFAX product line and the accelerated development of CallXpress3 Release 4.0, several CallXpress3 advanced CTI modules, and other advanced development projects. Accordingly, research and development expenses as a percentage of sales increased from 8.7% in 1995 to 9.4% in 1996. The Company expects to continue to increase research and development spending significantly in 1997 to further capitalize on opportunities in CTI applications and international localization. (See Item 1 - Business Product Development.)

         In addition, the Company recognized a nonrecurring charge of $4.1 million in 1996 for the write-off of purchased, in-process research and development associated with the acquisition of RightFAX in January 1996. The remaining intangibles resulting from this acquisition are being amortized over seven years.

      Years ended December 31, 1995 and 1994. Research and development expenses increased 2% to $2.7 million in 1995, due primarily to the addition of engineering and quality assurance personnel needed to support the advanced CTI application modules and LAN integrations. Excluding expenses recognized in 1994 that represented the remainder of unamortized purchased technology arising from a 1989 acquisition, 1995 research and development expenses would have increased 7% over 1994.

   Selling, general and administrative

         Years ended December 31, 1996 and 1995. Selling, general and administrative expenses increased 71% from $8.5 million in 1995 to $14.5 million in 1996. The increase was due primarily to the Company's expanded distribution efforts in the computer-oriented channel resulting from the acquisition of RightFAX, as well as significant increases in the telephony-oriented worldwide sales management organization and expanded marketing programs. Selling, general and administrative costs accordingly increased from 27.1% of sales in 1995 to 32.9% of sales in 1996.

         Years ended December 31, 1995 and 1994. Selling, general and administrative expenses were essentially flat at $8.4 million in 1994 and $8.5 million in 1995. Lower 1995 incentive and bad debt accruals were offset by increased international distribution development efforts and additional regulatory, reporting and administrative requirements associated with being a public company. Selling, general and administrative expenses as a percentage of sales decreased from 29.0% in 1994 to 27.1% in 1995 as the Company was able to utilize personnel additions and expenditures made in previous years.

   Other income

         Years ended December 31, 1996 and 1995. Other income decreased from $1.1 million in 1995 to $0.9 million in 1996 because cash and investment balances declined in early 1996 as a result of payments made related to the acquisition of RightFAX. The Company's mix of tax-exempt investments as compared with taxable investments was unchanged throughout 1996.

         Years ended December 31, 1995 and 1994. Other income increased significantly from $0.3 million in 1994 to $1.1 million in 1995 due primarily to interest earned on cash resulting from the Company's December 1994 initial public offering.

   Income tax expense

         Years ended December 31, 1996 and 1995. The Company's effective tax rate increased from 32.0% in 1995 to 36.0% in 1996 excluding the effect of the nondeductible, nonrecurring charge for the write-off of purchased, in-process research and development discussed above. The increase was due primarily to the effect of U.S. state and foreign income and franchise taxes. The Company expects the effective tax rate in 1997 to be approximately 36%.

         Years ended December 31, 1995 and 1994. The Company's effective tax rate increased from 24.8% in 1994 to 32.0% in 1995. The remaining valuation allowance associated with research and experimentation credit carryforwards was recognized as a tax benefit in 1994. In addition, a portion of cash investments was reallocated from taxable to tax-exempt instruments in 1995, thereby reducing interest income and the effective tax rate.

   Net income and earnings per share

         Years ended December 31, 1996 and 1995. Net income excluding the nonrecurring charge increased 14% from $5.3 million in 1995 to $6.1 million in 1996. Earnings per share excluding the nonrecurring charge increased 11% from $0.94 in 1995 to $1.04 in 1996. Including the nonrecurring charge, net income in 1996 was $1.9 million and earnings per share was $0.33.

         Years ended December 31, 1995 and 1994. Net income increased 26% from $4.2 million in 1994 to $5.3 million in 1995. Earnings per share declined from $1.00 in 1994 to $0.94 in 1995 due to the higher average share count in 1995, a result of the Company's December 1994 initial public offering.

Liquidity and Capital Resources

         Cash and cash equivalents and short-term investments increased from $24.4 million at December 31, 1995 to $27.7 million at December 31, 1996. Cash flow generated from operating activities increased from $2.3 million in 1995 to $8.2 million in 1996 due to improved receivables collections and profitable operations.

         In February 1995, the Company prepaid the remaining balance due under a royalty agreement associated with a business combination consummated in 1989 (see Note 6 of the Notes to Consolidated Financial Statements). The cash disbursement, which amounted to $1.8 million, was recorded as an intangible asset and has been amortized over the remaining term of the original royalty agreement, approximately six years. In addition, the Company amended a license agreement in September 1995, prepaying its remaining royalty obligation by issuing a note in the amount of $1.9 million payable in 12 equal quarterly installments of $161,417, including imputed interest at 8.75%. The related intangible asset is being amortized on a straight-line basis over the average remaining life of the patents, approximately 12 years.

         In January 1996, the Company acquired Cracchiolo and Feder, Inc. (d/b/a/ RightFAX) for $4.2 million in cash plus 163,000 shares of the Company's common stock. The business combination was accounted for as a purchase.
Approximately $4.1 million of the purchase price was recognized as a nonrecurring charge in the first quarter of 1996 representing purchased, in-process research and development. The remaining intangible assets are being amortized over seven years from date of acquisition. In addition, the Company paid $1.4 million in cash and 95,000 shares of the Company's common stock in 1997, relating to the 1996 earn out and guaranteed value of the Company's common stock. As a result of the earn out, the Company recorded an additional $2.0 million of goodwill at December 31, 1996. The former shareholders of RightFAX will be further entitled to receive additional consideration worth $1.8 million in a combination of cash and the Company's common stock over the next two years, if certain revenue and profit margin goals are achieved by RightFAX.

         The Company amended a license agreement in July 1996, prepaying its remaining royalty obligation by issuing a noninterest-bearing note in the amount of $450,000 which was completely paid prior to December 31, 1996. The related intangible asset is being amortized on a straight-line basis over the average remaining lives of the patents, approximately seven years.

         At December 31, 1996, the Company had a $4.0 million unsecured revolving line of credit, none of which was outstanding. The Company's line of credit expires in May 1997 and contains certain financial covenants and restrictions as to various matters, all of which the Company is currently in compliance with. Borrowings under the line of credit bear interest at the bank's prime rate or its interbank offering rate plus 1.75%, at the Company's option.

         The Company invested $0.9 million in equipment and leasehold improvements in 1996 as compared to $0.7 million in 1995. Equipment purchases in both years consisted primarily of computer hardware and software. The Company expects to spend less than $2.0 million in 1997 on property, plant and equipment.

         The Company expects that its current cash, cash flow from operations, and available bank line of credit will provide sufficient working capital for operations for at least the next year.

Subsequent Events

         In January 1997, the Company acquired selected assets and liabilities of Telcom Technologies, Inc., a developer of NT-based open-architecture automatic call distribution (ACD) systems. The purchase price for the acquisition was $3.5 million in cash, plus warrants to purchase 100,000 shares of the Company's common stock exercisable at $13.36 per share, which may be exercised at any time prior to January 3, 2002. The Company will account for the business combination as a purchase and expects to recognize a nonrecurring charge of $3.6 million in the first quarter 1997 representing the value of purchased, in-process research and development acquired.

Certain Trends and Uncertainties

         When used in this discussion, the words "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Factors which could affect the Company's financial results are described below and in Item 1 (Business) of this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

         The Company's quarterly results of operations are subject to significant fluctuations due to a variety of factors, including the timing of customer orders, changes in the product and distribution channel sales mix, introduction of new products by the Company or its competitors, pricing pressures and general economic conditions. Because substantially all of the Company's revenues in each quarter result from orders received in that quarter, the Company has historically operated with little or no backlog. The Company establishes its expenditure levels for product development and other operating expenses based on its expected revenues, and expenses are relatively fixed in the short term. As a result, variations in the timing and/or mix of sales can cause significant variations in quarterly results of operations. In addition, while the Company's sales to date have been generally denominated in U.S. dollars, the Company is now actively marketing its products in certain foreign countries in local currencies. Gains and losses on the conversion of foreign currencies to U.S. dollars arising from international operations may contribute to fluctuations in the Company's operating results. The Company does not currently engage in any foreign currency hedging transactions. Accordingly, the Company's results of operations for any period are not necessarily indicative of results for any future period.

Item 8.                    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 APPLIED VOICE TECHNOLOGY, INC.

                                   CONSOLIDATED BALANCE SHEETS

                                                                                December 31,
                                                                     ----------------- --- -----------------
                                                                           1996                  1995
                                                                     -----------------     -----------------
                                             ASSETS                              (in thousands)
 Current assets:
      Cash and cash equivalents                                     $        12,195         $      12,249
      Short-term investments                                                 15,484                12,197
      Accounts receivable, less allowance for
         doubtful accounts of $606,000 and $483,000                           6,106                 4,755
      Inventories                                                             2,458                 1,728
      Deferred income taxes                                                   1,056                   891
      Prepaid expenses and other                                                502                   994
                                                                     -----------------     -----------------
                          Total current assets                               37,801                32,814

 Equipment and leasehold improvements, net                                    1,479                   954
 Intangibles, net                                                             6,847                 3,164
                                                                     -----------------     -----------------

                                                                     $       46,127          $     36,932
                                                                     =================     =================

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                $        2,033          $      1,103
     Other current liabilities                                                3,967                 1,493
     Note payable - current portion                                             586                   537
     Income taxes payable                                                       345                    11
                                                                     -----------------     -----------------

                         Total current liabilities                            6,931                 3,144
                                                                     -----------------     -----------------

Note payable                                                                    313                   899

Commitments

Shareholders' equity:
     Preferred stock, par value $.01 per share, 1,000,000
        authorized; none outstanding                                             --                    --
     Common stock, par value $.01 per share, 30,000,000
        authorized; 5,425,713 and 5,144,040 shares outstanding                   54                    51
     Additional paid-in capital                                              28,267                24,222
     Retained earnings                                                       10,562                 8,650
     Deferred compensation                                                       --                   (34)
                                                                     -----------------     -----------------

                         Total shareholders' equity                          38,883                32,889
                                                                     -----------------     -----------------

                                                                     $       46,127        $       36,932
                                                                     =================     =================

                   See accompanying notes to consolidated financial statements

                                 APPLIED VOICE TECHNOLOGY, INC.

                                CONSOLIDATED STATEMENTS OF INCOME




                                                                Year Ended December 31,
                                                   1996                 1995                   1994
                                             -----------------    ------------------     ------------------
                                                         (in thousands, except per share data)

Net sales                                     $      44,127       $        31,284        $        28,761
Cost of sales                                        16,895                13,364                 12,391
                                             -----------------    ------------------     ------------------

     Gross profit                                    27,232                17,920                 16,370
                                             -----------------    ------------------     ------------------

Operating expenses:
     Research and development                         4,149                 2,732                  2,671
     Selling, general and administrative             14,509                 8,458                  8,357
     Write-off of purchased, in-process
       research and development                       4,140                    -                      -
                                              -----------------   -------------------    -------------------

          Total operating expenses                   22,798                11,190                  11,028
                                              -----------------    ------------------     ------------------
Operating income                                      4,434                 6,730                   5,342
                                              -----------------    ------------------     ------------------
Other income:
     Interest income                                    909                 1,063                     199

     Other                                               10                    53                      95
                                              -----------------    ------------------     ------------------

          Other income                                  919                 1,116                     294
                                              -----------------    ------------------     ------------------

Income before income tax expense                      5,353                 7,846                   5,636


Income tax expense                                    3,419                 2,512                   1,398
                                              -----------------    ------------------     ------------------

Net income                                   $        1,934       $         5,334        $          4,238

                                             =================    ==================     ==================

Net income per common share                  $         0.33       $          0.94        $           1.00


Weighted average common
     shares outstanding                               5,837                 5,697                  4,242



           See accompanying notes to consolidated financial statements


                         APPLIED VOICE TECHNOLOGY, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                       -------------------------   Additional     Deferred                       Total
                                             Common Stock            paid-in       compen-      Retained      shareholders'
                                          Shares          Amount     capital       sation       earnings        equity
                                       ------------   ----------  -------------  ------------  ------------  --------------
                                                              (in thousands, except share data)


       Balance at December 31, 1993     3,543,191        $     35  $  5,931      $  (227)   $   (944)       $     4,795

       Issuance of shares in public
          offering, net of underwriting
          discount and $497 of
          offering expenses             1,350,000              14    15,811           --           --            15,825



       Exercise of stock options           10,401              --        32           --           --                32

       Stock compensation expense           --                 --        --          108           --               108

       Net income                           --                 --        --           --        4,238             4,238
                                        ------------      --------  --------     --------    ---------       -----------
       Balance at December 31, 1994     4,903,592              49    21,774         (119)       3,294            24,998


       Unrealized gain on investments       --                 --        --           --           22                22

       Exercise of overallotment
         option from initial
         public offering                   168,750              1     2,039           --           --             2,040

       Exercise of stock options            71,698              1       409           --           --               410

       Stock compensation expense           --                 --        --           85           --                85

       Net income                           --                 --        --           --         5,334            5,334
                                        ------------      --------  --------     --------    ---------       -----------
       Balance at December 31, 1995     5,144,040              51    24,222          (34         8,650           32,889

       Unrealized loss on investments       --                 --        --           --           (22)             (22)

       Stock compensation expense           --                 --        --           34           --                34

       Exercise of stock options          118,374               1       617           --           --               618
       Stock issued in acquisition        163,299               2     3,428           --           --             3,430

       Net income                           --                 --        --           --         1,934            1,934

                                        ------------      --------  --------     --------    ---------       -----------
       Balance at December 31, 1996     5,425,713        $     54  $ 28,267      $    --      $ 10,562       $   38,883
                                        ============      ========  ========     ========    =========       ===========

          See accompanying notes to consolidated financial statements

                                       APPLIED VOICE TECHNOLOGY, INC.

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Year Ended December 31,
                                                                 1996              1995                1994
                                                            --------------   -----------------    ---------------
                                                                               (in thousands)
Cash flows from operating activities:
     Net income                                             $    1,934       $      5,334       $       4,238

                                                            --------------  -----------------   -----------------
Adjustments  to  reconcile net  income  to  net  cash
      provided  by  operating activities:
     Depreciation and amortization                               1,395                809                 427
     Write-off of purchased, in-process research and
      development                                                4,140                 --                  --
     Stock compensation expense                                     34                 85                 108
     Changes in current assets and liabilities:
         Accounts receivable                                         5             (1,732)                (19)
         Inventories                                              (551)              (332)                 70
         Deferred income taxes                                    (137)                 2                (671)
         Prepaid expenses and other assets                        (237)              (539)                 40
         Accounts payable                                          241                 60                 134
         Accrued compensation and benefits                         514                (80)               (342)
         Income taxes payable                                      546               (859)                870
         Other accrued liabilities                                 271               (460)                440

                                                            --------------  -----------------   -----------------
         Total adjustments                                       6,221             (3,046)              1,057

                                                            --------------  -----------------   -----------------

              Net cash provided by operating activities          8,155              2,288               5,295
                                                            --------------  -----------------   -----------------
Cash flows from investing activities:
     Purchase of equipment and leasehold improvements             (930)              (691)               (432)
     Cash paid in acquisition, net of cash acquired             (3,318)                --                  --
     Purchase of short-term investments                         (3,309)           (12,175)                 --

     Other intangibles and long-term assets                         --             (1,807)                148
                                                            --------------  -----------------   -----------------

               Net cash used by investing activities            (7,557)           (14,673)               (284)
                                                            --------------  -----------------   -----------------
Cash flows from financing activities:
     Net proceeds from initial public offering                      --                 --              15,825
     Net proceeds from overallotment exercise                       --              2,040                  --
     Repayment of long-term debt                                  (983)              (289)                 --
     Proceeds from sale of common stock                            331                198                  32
                                                            --------------  -----------------   -----------------

               Net cash (used) provided by financing              (652)             1,949              15,857
               activities
                                                            --------------  -----------------   -----------------
               Net (decrease) increase in cash                     (54)           (10,436)             20,868
Cash and cash equivalents at beginning of year                   12,249            22,685               1,817
                                                            ==============  =================   =================
Cash and cash equivalents at end of year                    $    12,195     $      12,249       $      22,685

                                                            ==============  =================   =================

Cash paid for interest                                      $       129     $          44       $          --




                        See accompanying notes to consolidated financial statements

                                      APPLIED VOICE TECHNOLOGY, INC.

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Nature of Business and Summary of Significant Accounting Policies

         Nature of Business
         Applied Voice Technology, Inc. (the Company), a Washington corporation, develops, manufactures, markets and supports a broad line of open systems-based computer-telephony and call processing software products and systems that automate call answering and enable a user to manage multiple types of messages from either a personal computer or a telephone. The consolidated financial statements include the accounts of all subsidiaries, all of which are wholly owned. All intercompany accounts have been eliminated.

         Cash and Cash Equivalents
         The Company's policy is to invest cash in excess of operating requirements in income-producing investments. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents include all cash balances and highly liquid investments in a money market fund. Investments are recorded at cost, which approximates market prices.

         Inventories
         Inventories consist primarily of computer assemblies, components and related equipment, and are stated at the lower of cost (first-in, first-out) or market (net realizable value). Inventory consists of the following:

                                            December 31,
                                     1996                  1995
                              ------------------------------------
                                           (in thousands)
                               -----------------------------------

Raw materials and service parts $    2,193           $    1,477

Finished goods                         265                  251

                                $    2,458           $    1,728





         Equipment and Leasehold Improvements
         Equipment and leasehold improvements are stated at cost and are depreciated on the straight-line method over the estimated useful lives of the assets, which range from three to five years. Equipment and leasehold improvements consist of the following:

                                                         December 31,
                                                  1996                 1995
                                        ---------------------------------------
                                                        (in thousands)
                                        ---------------------------------------
   Computers and other equipment        $        4,015          $     3,016
   Leasehold improvements                          339                  311
   Furniture and fixtures                          372                  256
                                                 4,726                3,583
   Less accumulated depreciation                (3,247)              (2,629)
   Equipment and leasehold
       improvements, net                $        1,479          $       954

                         APPLIED VOICE TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Nature of Business and Summary of Significant Accounting Policies (continued)

         Intangibles
         Goodwill is being amortized using the straight-line method over its estimated useful life of seven years. License agreements are amortized using the straight-line method over the remaining lives of the related patents which range from approximately 5.6 to 12 years.

                                                         December 31,
                                                 1996                 1995
                                         ---------------------------------------
                                                       (in thousands)
                                         ---------------------------------------
   Goodwill on RightFAX acquisition        $     4,070          $      --
   License agreements                            4,068                3,622
                                          -------------------- ----------------
                                                 8,138                3,622
   Less accumulated amortization                (1,291)                (458)
                                           -------------------- ----------------
   Intangibles, net                        $     6,847          $     3,164
                                           ==================== ================



         Other Current Liabilities

                                                         December 31,
                                                  1996                 1995
                                           ------------------------------------
                                                       (in thousands)
                                           ------------------------------------
   Accrued compensation and benefits       $     1,252           $      644

   Acquisition costs                             1,408                   --
   Other                                         1,307                  849
                                           --------------------- --------------
   Other current liabilities               $     3,967           $    1,493
                                           ===================== ==============

         Use of Estimates
         The preparation of the Company's consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Revenue Recognition
         Revenues from sales to dealers are recognized when the products are shipped. When the Company has an installation obligation, revenues are recognized when product installation is complete. Revenues from system-extended warranty agreements are recognized over the lives of the related service contracts on the straight-line method. The Company accrues estimated costs of technical support to customers as related revenues are recognized.

         Research and Development Costs
         Research and development costs are expensed as incurred. The Company has not capitalized any software development costs, as technological feasibility is not generally established until substantially all development is complete.

                         APPLIED VOICE TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Nature of Business and Summary of Significant Accounting Policies (continued)

         Net Income per Share
         Net income per share is determined based on the adjusted net income, divided by the weighted average number of shares of common stock and equivalents, using the treasury stock method. Net income used in the calculation includes the addition of hypothetical interest on additional proceeds remaining under the treasury stock method using an average rate of return that the Company has received on its investments. Common stock equivalents include common stock options as well as additional shares to be issued in connection with the RightFAX earn out.

         Concentration of Credit Risk;  Export Sales
         The Company achieves broad U.S. market coverage for its products primarily through a nationwide network of independent telephone equipment dealers, voice processing specialists and data-oriented resellers. For the year ended December 31, 1996, no customer represented over 10% of total sales. The Company's largest customer represented 12.1% and 12.4% of total sales for the years ended December 31, 1995 and 1994, respectively. No other customer represented more than 10% of sales in any year. The Company performs ongoing credit evaluations of its customers' financial conditions and, generally, no collateral is required.
         The Company's export sales were as follows:

                                                         Year Ended December 31,
                                 ---------------------------------------------------------------------
                                           1996                       1995                     1994
                                 ------------------         ------------------       -----------------
                                                              (in thousands)
         Canada                      $    2,660                 $    2,055              $   2,135
         Other                            5,338                      2,315                  1,665
                                 ==================         ==================       =================
                                     $    7,998                 $    4,370              $   3,800
                                 ==================         ==================       =================

2.       Income Taxes

         Income taxes are provided for in the consolidated statements of income using the asset and liability method. The difference between the provision for income taxes and the statutory tax rate applied to income before income tax expense is due to certain expenses not being deductible for tax purposes, research and experimentation credits and the reduction of valuation allowances as the Company realized the benefits of net operating loss carryforwards.

         The following is a reconciliation from the U.S. statutory rate to the effective tax rate:

                                        1996                    1995                     1994
                                 --------------------  -----------------------  ---------------------
                                 Amount         %         Amount        %         Amount         %
                                 ----------  --------  -------------  --------  -----------  --------
                                                           (in thousands)

Tax at statutory rate          $ 1,820         34.0%    $ 2,667         34.0%   $    1,916     34.0%
Research and
experimentation
     credit                        (69)        (1.3%)       (45)        (0.6%)        (306)    (5.4%)
Write-off of purchased,
    in-process research and
    development                  1,408         26.3%         --           --           --        --
Change in valuation
     allowance                      --          --           --           --          (604)   (10.7%)

Nontaxable interest income        (217)        (4.0%)      (148)        (1.9%)         --        --

State taxes and other              477          8.9%         38          0.5%          392      6.9%
                              ------------  ---------  -------------- --------  ------------  --------
Income tax expense             $ 3,419         63.9%    $   2,512       32.0%   $    1,398     24.8%
                              ============  =========  ============== ========  ============  ========

                                       APPLIED VOICE TECHNOLOGY, INC.

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       Income Taxes (continued)

         Deferred taxes result from temporary differences relating to bad debt and obsolescence reserves, depreciation and amortization and other accruals that are expensed for financial reporting, but are not currently deductible for income tax purposes.

         Income tax expense and cash paid for income taxes are as follows:

                                          1996                       1995                      1994
                                   --------------------       --------------------      --------------------
                                                                (in thousands)


Current                            $         3,556            $         2,510           $           2,069

Deferred                                      (137)                         2                        (671)
                                   --------------------       --------------------      --------------------
     Total income tax expense      $         3,419            $         2,512           $           1,398
                                   ====================       ====================      ====================

Cash paid for income taxes         $         3,010            $         3,677           $           1,199

                                   ====================       ====================      ====================

         Significant components of the Company's deferred tax asset as of December 31, 1996 and 1995 are as follows:

                                                           December 31,
                                             -----------------------------------------
                                                    1996                 1995
                                             -------------------- --------------------
      Deferred tax assets:
      Accounts receivable allowances         $             244    $             172
      Inventory                                            118                  129
      Depreciation and amortization                        195                  205
      Accrued compensation and benefits                    137                   83
      Other                                                362                  302
                                             -------------------- --------------------
      Net deferred tax assets                $           1,056    $             891




3.       Shareholders' Equity

         The Company has stock option plans under which employees, directors, officers and other agents may be granted options to purchase common stock. The Company has reserved approximately 1,860,000 shares of common stock for issuance pursuant to these plans upon exercise of outstanding options and upon exercise of options to be granted in the future. Options generally vest over three to four years and expire 10 years from the date of grant. The options are exercisable at prices determined at the discretion of the Board of Directors. The Company accounts for these plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized based on the difference between the exercise price and fair market value at the date of grant, if any. Had compensation cost for stock option grants made in 1995 and 1996 been determined using the fair value method consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                    1996                1995
                                           ------------------   ----------------
   Net Income:        As Reported         $      1,934,000     $    5,334,000
                      Pro Forma                    793,000          5,324,000

   Primary EPS:       As Reported         $           0.33     $         0.94
                      Pro Forma           $           0.16     $         0.94

                         APPLIED VOICE TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       Shareholders' Equity (continued)

         The fair value of each option  grant is  estimated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: risk free interest rates of 6.25%; expected lives of five years; expected volatility of 45%; and $0 dividends.

         Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

         A summary of the status of the Company's stock option plans at December 31, 1996, 1995 and 1994, and the changes during the years then ended is presented in the table and narrative below:


                                           1996                         1995                        1994
                                   -----------------------  --------------------------  -------------------------
                                                Wtd. Avg.                    Wtd. Avg.                   Wtd. Avg.
                                     Shares     Ex. Price       Shares       Ex. Price      Shares       Ex. Price
                                   ----------  -----------  ------------  ------------   -------------  ----------

Outstanding at beg. of year         738,284      $    2.95      809,175       $    2.74     821,729     $    2.55
Granted                             891,900          13.26       16,487           15.56      30,625          8.43
Exercised                          (118,374)          2.82      (71,699)           2.76     (10,401)         3.00
Canceled                            (61,445)         13.02      (15,679)           5.86     (32,778)         3.33
                                -------------                -------------                -----------
Outstanding at year-end           1,450,365           8.87      738,284            2.95     809,175          2.74
                                -------------                -------------                -----------
Exercisable at end of year          598,236           2.76      657,619            2.61     616,177          2.61
Weighted average fair value
    of options granted                           $    5.77                    $    7.50                       --


         Options outstanding at December 31, 1996, have exercise prices between $1.00 and $19.00, with a weighted average remaining contractual life of 7.2 years.


4.       Line of Credit

         At December 31, 1996, the Company had a $4.0 million unsecured revolving line of credit, none of which was used during the years ended December 31, 1996 and 1995. The Company's line of credit expires in May 1997 and contains certain financial covenants and restrictions as to various matters, including the Company's ability to pay cash dividends without the bank's prior approval. The Company is currently in compliance with such financial covenants and restrictions. Borrowings under the line of credit bear interest at the bank's prime rate or, at the Company's option, its interbank offering rate plus 1.75%. At December 31, 1996, the bank's prime rate was 8.25%, and its interbank offering rate was 5.5%.


5.       Short-Term Investments

         The Company has classified its investments as "available-for-sale" and recorded these investments at estimated fair value, with unrealized gains and losses reported as a component of Shareholders' Equity.

         Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income over the term of the investment. The cost of securities sold is based upon the specific identification method. Available-for-sale securities as of December 31, 1996, consisted of municipal notes and bonds whose amortized cost approximates estimated fair value. The average maturity for these investments is four months.

                         APPLIED VOICE TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.       Commitments

         Leases
         The Company leases its office space under noncancelable operating leases. Rent expense under the noncancelable leases amounted to $654,000 in 1996, $520,000 in 1995 and $618,000 in 1994. Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

  1997     $          742
  1998                250
  1999                176
          =====================
           $        1,168
          =====================

         Retirement Savings Plan
         The Company offers a 401(k) profit-sharing plan to substantially all of its employees. Company contributions are determined annually and are at the discretion of the Board of Directors. Contributions made to the plan were $54,000 in 1996, $40,000 in 1995 and $43,000 in 1994.

         License Agreements
         In connection with the acquisition of a business in 1989, the Company agreed to make royalty payments from future sales of the Company's products, up to a maximum of $2,800,000 in total, payable up to $70,000 per quarter, before adjustment for increases in the consumer price index. In February 1995, the Company made a prepayment of $1,808,000 to satisfy this royalty commitment. This intangible is being amortized over the remainder of the original agreement's term (67 months). Amounts charged to expense under this agreement were $324,000 in 1996 and 1995, and $331,000 in 1994.
         In addition to the agreement mentioned above, the Company has two nonexclusive licenses to sell products using patented technology. In exchange for the licenses, the Company has made quarterly payments equal to 6% of net revenues from sales of components utilized in the Company's products that use the licensed technology.

         In September 1995, the Company renegotiated its royalty obligation for one of these licenses, by issuing a note in the amount of $1,937,000, payable in 12 equal quarterly installments of $161,417, with the first installment paid upon the signing of the agreement. The Company accrues interest expense at an imputed rate of 8.75%. The Company recorded an intangible for this prepayment in the amount of $1,725,000. The intangible is being amortized on a straight-line basis over the remaining average lives of the related patents (approximately 12 years).

         In July 1996, the Company renegotiated its royalty obligation for the second license by issuing a note in the amount of $450,000, payable over two quarters, with the first installment paid upon the signing of the agreement. The Company accrued interest at an imputed rate of 8.5%. This note was satisfied at December 31, 1996. The Company recorded an intangible for this prepayment in the amount of $446,000. The intangible is being amortized on a straight-line basis over the remaining average lives of the related patents (approximately seven years). Amounts charged to expense for the two nonexclusive licenses were $212,000 in 1996, $533,000 in 1995 and $598,000 in 1994.

                                      APPLIED VOICE TECHNOLOGY, INC.

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.       Supplemental Information - Valuation and Qualifying Accounts


                                 Balance at       Charged to      Charged to                    Balance at
         Description            beginning of      costs and          other          (1)        end of period
                                   period          expenses        accounts      Deductions
       ---------------------   -------------  ----------------  -------------  -------------  -------------
                                               (in thousands)

Allowance for doubtful accounts:

December 31, 1994                 $   436            227               --             168            495
December 31, 1995                 $   495            77                --             89             483
December 31, 1996                 $   483            248               --             125            606

(1) Amounts include write-offs of accounts receivable deemed uncollectible.


8.       Acquisition of RightFAX

         On January 2, 1996, the Company acquired Cracchiolo & Feder, Inc. (d/b/a RightFAX), a privately held developer of fax server software for local area networks, through a merger of RightFAX into a wholly owned subsidiary of the Company. The purchase price for the acquisition paid at the closing was $4.2 million in cash plus 163,000 shares of the Company's common stock. In addition, the Company paid consideration of $1.4 million in cash and 95,000 shares of the Company's common stock in 1997, relating to the 1996 earn out and guaranteed value of the Company's common stock. As a result of the earn out, the Company recorded an additional $2.0 million of goodwill at December 31, 1996. The former shareholders of RightFAX will be further entitled to receive additional consideration worth $1.8 million in a combination of cash and the Company's common stock over the next two years, if certain revenue and profit margin goals are achieved by RightFAX.

         The pro forma unaudited operating results of the Company in the above transaction for the year ended December 31, 1995, assuming the acquisition had been made as of January 1, 1995, are summarized below:

                                                                  Pro Forma
                                              Actual             (unaudited)
                                        --------------------  ------------------
                                           (in thousands, except per share data)

 Net sales                                $      31,284         $      37,405
 Net income                               $       5,334         $       5,866
 Net income per common share              $        0.94         $        1.00
  Weighted average
      common shares outstanding                   5,697                 5,888

         These pro forma results have been prepared for comparative purposes only and include certain adjustments such as additional amortization resulting from allocating a portion of the purchase price to goodwill. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on January 1, 1995, or future results of operations of the consolidated entity.

                                      APPLIED VOICE TECHNOLOGY, INC.

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.       Subsequent Events
         On January 3, 1997, the Company acquired selected assets and liabilities of Telcom Technologies, Inc., a developer of NT-based open-architecture automatic call distribution (ACD) systems. The purchase price for the acquisition was $3.5 million in cash, plus warrants to purchase 100,000 shares of the Company's common stock exercisable at $13.36 per share, which may be exercised at any time prior to January 3, 2002. The Company will account for the business combination as a purchase and expects to recognize a nonrecurring charge of $3.6 million in the first quarter of 1997, representing the value of the purchased, in-process research and development acquired.

                                      APPLIED VOICE TECHNOLOGY, INC.

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.      Quarterly Financial Data and Market Information (unaudited)

                                                                          Quarter
                                                -------------------------------------------------------------
                      1996                         First          Second            Third           Fourth
----------------------------------------------  -----------  ---------------  ----------------  -------------
                                                           (in thousands except per share data)
Net sales                                       $     9,556      $  10,680       $    11,221      $   12,670
Gross profit                                          5,779          6,575             7,019           7,859
Operating (loss) income                             (2,604)          2,036             2,207           2,795
(Loss) income before income tax expense             (2,431)          2,261             2,459           3,064
Net (loss) income                                   (3,039)          1,440             1,573           1,960


Net (loss) income per common share (1)          $     (.52)      $     .24       $       .26      $      .33

Weighted average common shares
outstanding                                           5,793          6,033             6,106           5,904

Stock price range (2)
     High                                       $     14.75      $   15.63      $      14.13      $    15.19
     Low                                        $      8.25      $    9.00      $       9.75      $    10.25



                      1995
Net sales                                       $     7,277     $    7,647      $      7,959     $     8,401
Gross profit                                          4,208          4,440             4,760           4,512
Operating income                                      1,553          1,644             1,914           1,619
Income before income tax expense                      1,900          1,938             2,160           1,848
Net income                                            1,235          1,302             1,502           1,295

Net income per common share (1)                 $       .21    $       .23      $        .26     $       .23


Weighted average common shares outstanding

                                                      5,766          5,750             5,705           5,717


Stock price range (2)
     High                                       $     23.25     $    20.38      $      16.50     $     15.00
     Low                                        $     15.50     $    13.75      $      12.25     $     10.75


         (1) Net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share amounts will not necessarily equal the total for the year.

         (2) The Company's common stock is traded on the NASDAQ national market under the symbol "AVTC." The stock price range above reflects the range of trading prices for each period subsequent to December 8, 1994, the effective date of the Company's initial public offering, as reported by NASDAQ. As of December 31, 1996, there were approximately 75 stockholders of record of the Company's common stock. The Company has not paid any cash dividends on its common stock.


The Board of Directors and Shareholders of
Applied Voice Technology, Inc.:

         We have audited the accompanying consolidated balance sheets of Applied Voice Technology, Inc. (a Washington corporation) and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Applied Voice Technology, Inc. and its subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                       ARTHUR ANDERSEN LLP





Seattle, Washington
January 24, 1997

              Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE


         None.

                                    PART III

          Items 10-13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         The information required by Part III (Items 10-13) is incorporated by reference to information in the Company's definitive proxy statement which will be filed pursuant to Regulation 14a within 120 days of December 31, 1996.

                                     PART IV

 Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


A.   LIST OF DOCUMENTS FILED AS A PART OF THIS REPORT
     1.  Index to Financial Statements
         o    Consolidated Balance Sheets - December 31, 1996 and 1995
         o Consolidated Statements of Income - Years ended December 31, 1996, 1995 and 1994 o Consolidated Statements of Shareholders' Equity - Years ended December 31, 1996,
              1995 and 1994.
         o    Consolidated Statements of Cash Flows - Years ended
              December 31, 1996, 1995 and 1994
         o    Notes to Consolidated Financial Statements
         o    Report of Independent Public Accountants
     2.  Index to Financial Statement Schedules
         o See Note 8 of Notes to Consolidated Financial Statements - Valuation and Qualifying
              Accounts
     3.  Index to Exhibits
         Exhibit No.  Description
              3.1     Restated Articles of Incorporation of Applied Voice
                      Technology, Inc. (A)  (Exhibit 3.1)
              3.2     Amended and Restated Bylaws of Applied Voice
                      Technology, Inc. (A)  (Exhibit 3.2)
              4.1     Form of Warrant, dated January 3, 1997, issued by
                      Applied Voice Technology, Inc.  to
                      shareholders of Telcom Technologies, Inc.(E)(Exhibit 4.1)
          + 10.1      1994 Nonemployee Directors Stock Option Plan (A)
                      (Exhibit 10.1)
          + 10.2      Restated 1989 Stock Option Plan (A)  (Exhibit 10.2)
          + 10.3      1986 Incentive Stock Option Plan (A)  (Exhibit 10.3)
          + 10.4      Management Incentive Compensation Plan (A)  (Exhibit 10.4)
          + 10.5      Employment Agreement dated May 1, 1993 between Applied
                      Voice Technology, Inc. and Richard J. LaPorte (A)
                      (Exhibit 10.5)
          + 10.6      Form of Indemnification Agreement between Applied Voice
                      Technology, Inc. and each of its directors and officers
                      (A) (Exhibit  10.6)
            10.7      Registration  Rights Agreement dated May 24, 1985 between
                      Gull Industries, Inc.
                      and Applied Voice Technology, Inc. (A)  (Exhibit 10.7)
            10.8      Loan Agreement and Promissory Note dated July 14, 1995
                      between U.S. Bank of Washington and Applied Voice
                      Technology, Inc. (D)  (Exhibit 10.9)
            10.9      Lease Agreement dated June 30, 1989 between Riggs
                      National Bank of Washington D.C. and Applied Voice
                      Technology, Inc. as amended (A)  (Exhibit 10.11)
            10.10     Second Amendment to Lease Agreement dated February 1, 1995 between Riggs National Bank of Washington D.C. and
                      Applied Voice Technology, Inc. (D)  (Exhibit 10.11)
          # 10.11     Amended Patent License Agreement dated September 29, 1995
                      between Syntellect Technology Corp. and Applied Voice
                      Technology, Inc. (B)  (Exhibit 10.1)
            10.12     Master Software Manufacturing License Agreemented dated
                      June 11, 1992 between Intelligent Environments Inc. and
                      Applied Voice Technology, Inc. as amended (A)
                      (Exhibit 10.16)
            10.13     Agreement and Plan of Merger among Applied Voice
                      Technology, Inc., Cracchiolo & Feder, Inc., the
                      shareholders of Cracchiolo & Feder, Inc. and CFI
                      Acquisition Corp., dated as of January 2, 1996. (C)
                      (Exhibit 10.1)
            10.14     Registration Rights Agreement among Applied Voice
                      Technology, Inc., Joseph J. Cracchiolo and Bradley H.
                      Feder, dated as of January 2, 1996 (C)  (Exhibit 10.2)
            21.1      Subsidiaries of Applied Voice Technology, Inc.(D)(Exhibit
                      21.1)
            23.1      Consent of Arthur Andersen
            27.1      Financial Data Schedule



       (A)  Previously filed with, and incorporated herein by reference to, designated exhibit to
            Registration Statement on Form S-1 of Applied Voice Technology,
            Inc.  File No. 33-85452.
       (B)  Previously filed with, and incorporated by reference to, designated exhibit to the  Company's  Quarterly  Report on Form 10-Q for the
            quarter  ended September 30, 1995.
       (C)  Previously filed with, and incorporated by reference to, designated exhibit to the Company's Current Report on Form 8-K dated
            January 2, 1996.
       (D)  Previously   filed  with,  and   incorporated   by  reference  to,
            designated  exhibit to the  Company's  1995 Annual  Report on Form
            10-K.
       (E)  Previously filed with, and incorporated by reference to, designated exhibit to the Company's Current Report on Form 8-K dated
            January 3, 1997.
       +    Management contract or compensatory plan or arrangement.
       #    Confidential treatment requested for a portion of this agreement.

B.    Reports on Form 8-K
         There have been no reports on Form 8-K filed with the Securities and Exchange Commission on behalf of Applied Voice Technology, Inc. during the last quarter of the fiscal year ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the the undersigned, thereunto duly authorized, in the City of Kirkland, State of Washington, on the 26th day of March, 1997.

                                         APPLIED VOICE TECHNOLOGY, INC.


                                         By:   /s/ Richard J. LaPorte
                                             ------------------------------
                                         Richard J. LaPorte
                                         President and Chief Executive Officer


Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities indicated below on the 26th day of March, 1997.

              Signature                          Title

  /s/ Richard J. LaPorte          President, Chief Executive Officer and
----------------------------------Director (Principal Executive Officer)
      Richard J. LaPorte

  /s/ Roger A. Fukai              Executive Vice President of Finance and
----------------------------------Administration and Chief Financial Officer
      Roger A. Fukai              (Principal Financial and Accounting Officer)

  /s/ James S. Campbell           Director
----------------------------------
      James S. Campbell

 /s/  Robert L. Lovely            Director
----------------------------------
      Robert L. Lovely

/s/   William L. True             Director
----------------------------------
      William L. True