Form 10-Q
period 1997-03-31
APPLIED VOICE TECHNOLOGY INC /WA/
filed 1997-05-09
CIK 931784

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  for the quarterly period ended March 31, 1997





                         Commission File Number 0-25186

                         APPLIED VOICE TECHNOLOGY, INC.
-------------------------------------------------------------------------------
                (Name of Registrant as Specified in Its Charter)

===============================================================================

===============================================================================
           Washington                                  91-1190085
===============================================================================
    (State of incorporation)                        (I.R.S. Employer
===============================================================================
                                                  Identification Number)

===============================================================================

===============================================================================
                              11410 NE 122nd Way
===============================================================================
                               Kirkland, WA 98034
===============================================================================
                     (Address of principal executive offices)

===============================================================================

      Registrant's telephone number, including area code: (206) 820-6000
===============================================================================

===============================================================================

===============================================================================




===============================================================================
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
===============================================================================

===============================================================================
                                                  Yes    X    No
===============================================================================

===============================================================================

===============================================================================

===============================================================================

The number of outstanding shares of the Registrant's Common Stock as of May 1, 1997 was 5,649,565 .

===============================================================================

===============================================================================

                         APPLIED VOICE TECHNOLOGY, INC.

                                    FORM 10-Q
                      For the Quarter Ended March 31, 1997

                                Table of Contents



                                                                        Page

 PART I.   Financial Information

           Item 1.  Financial Statements (unaudited)...................   3

           Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.................  8


PART II.   Other Information

           Item 6.  Exhibits and Reports on Form 8-K..................... 11

Signatures............................................................... 12

Exhibits................................................................. 13

                          Part I. FINANCIAL INFORMATION



Item 1.  FINANCIAL STATEMENTS



                         APPLIED VOICE TECHNOLOGY, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                           March 31,            December 31,
                                              1997                  1996
                                      -----------------     -----------------
                          ASSETS                  (in thousands)

Current assets:
     Cash and cash equivalents        $        8,069         $       12,195
     Short-term investments                   15,672                 15,484
     Accounts receivable, net                  6,222                  6,106
     Inventories                               4,031                  2,458
     Deferred income taxes                     2,381                  1,056
     Prepaid expenses and other                  845                    502
                                       -----------------     -----------------
     Total current assets                     37,220                 37,801

Equipment and leasehold improvements, net      1,899                  1,479
Intangibles, net                               6,575                  6,847
                                       -----------------     -----------------

                                       $      45,694          $      46,127
                                       =================     =================

            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                  $       2,492                $2,033
     Accrued compensation and benefits           740                 1,252
     Other accrued liabilities                 2,038                 2,715
     Note payable - current portion              599                   586
     Federal income taxes payable                896                   345
                                        -----------------     -----------------
     Total current liabilities                 6,765                 6,931
                                        -----------------     -----------------

Note payable                                     158                   313

Shareholders' equity:
     Preferred stock, par value $.01
        per share, 1,000,000
        authorized; none outstanding               -                     -
     Common stock, par value $.01
        per share, 30,000,000
        authorized; 5,614,322 and 5,425,713
        shares outstanding                        56                    54
     Additional paid-in capital               29,348                28,267
     Retained earnings                         9,367                10,562
                                        ----------------      -----------------
     Total shareholders' equity               38,771                38,883
                                        -----------------     -----------------

                                        $     45,694          $     46,127
                                        =================     =================




       See accompanying notes to consolidated financial statements.

                         APPLIED VOICE TECHNOLOGY, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)


                                              Quarter ended March 31,

                                        ----------------------------------
                                              1997               1996
                                        ----------------------------------

                                       (in thousands, except per share data)


    Net sales                           $    12,062       $     9,556
    Cost of sales                             4,590             3,777
                                        -------------       -----------
              Gross profit                    7,472             5,779
    Operating expenses:
         Research and development             1,498               935
         Sales, general and administrative    4,183             3,308
         Write-off of acquired in-process
            research and development          3,898             4,140
                                         -------------       -----------

              Total operating expenses        9,579             8,383
                                         -------------       -----------
    Operating loss                           (2,107)           (2,604)
    Other income, net                           240               173
                                         -------------       -----------
    Loss  before income tax expense          (1,867)           (2,431)
    Income tax (benefit) expense               (672)              608
                                         -------------       -----------
    Net loss                            $    (1,195)       $   (3,039)
                                         =============       ===========


    Net (loss) per common share         $     (0.21)       $    (0.52)



    Weighted average common shares
     outstanding                              5,574             5,793













       See accompanying notes to consolidated financial statements.

                         APPLIED VOICE TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                Quarter ended March 31,
                                        ---------------------------------------
                                                 1997                1996
                                        ------------------   ------------------
                                                    (in thousands)
Cash flows from operating activities:
     Net (loss) income                   $      (1,195)       $       (3,039)

                                        ------------------- --------------------
Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
         activities:
     Depreciation and amortization                 476                 321
     Write-off of acquired, in-process
      research an development                    3,898               4,140
     Stock compensation expense                     -                   20
     Changes in current assets and
      liabilities, net of effects of
      acquisitions:
         Accounts receivable                       162               1,274
         Inventories                              (851)               (126)
         Deferred income tax asset              (1,325)                (20)
         Prepaid expenses and other assets        (344)               (337)
         Accounts payable                          328                 141
         Accrued compensation and benefits        (529)                616
         Other accrued liabilities                  99                 (87)
         Federal income taxes payable              550                (514)
                                        ------------------- --------------------
         Total adjustments                       2,464               5,428
                                        ------------------- --------------------

         Net cash (used) provided by operating
           activities                            1,269               2,389

                                        ------------------- --------------------
Cash flows from investing activities:
     Purchase of equipment and leasehold
       improvements                               (396)               (127)
     Cash paid in acquisition, net of
       cash acquired                            (5,052)             (3,318)
     Purchase of short-term investments           (188)                 -
     Net proceeds from the sale of investments      -                4,180
                                        ------------------- --------------------

        Net cash used by investing activities   (5,636)                735
                                        ------------------- --------------------

Cash flows from financing activities:
     Repayment of long-term debt                  (142)               (131)
     Proceeds from exercise of stock options       383                  12
                                        ------------------- --------------------
        Net cash (used) provided by financing
          activities                               241                (119)
                                        ------------------- --------------------

        Net change in cash                      (4,126)              3,005

Cash and cash equivalents at
     beginning of period                        12,195              12,249
                                        =================== ====================

Cash and cash equivalents at
      end of period                     $        8,069       $      15,254
                                        =================== ====================
Noncash transactions:
Stock and warrants issued in
     business acquisitions              $          700       $       2,846



        See accompanying notes to consolidated financial statements.

                         APPLIED VOICE TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.       Interim Financial Statements

The accompanying consolidated financial statements of Applied Voice Technology, Inc. and subsidiaries (the Company) are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three month period ended March 31, 1997 are not necessarily indicative of future financial results.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this quarterly report on Form 10-Q. Accordingly, these financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1996.


2.       Short-Term Investments

         The Company has classified its investments as "available-for-sale" and recorded these investments at estimated fair value with unrealized gains and losses reported as a separate component of Shareholders' Equity.

         Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income over the term of the investment. The cost of securities sold is based upon the specific identification method. Available-for-sale securities as of March 31, 1997 consisted of municipal notes and bonds whose amortized cost approximates estimated fair value. The average maturity for these investments is four months.


3.       Inventories

         Inventories consisted of the following:

                                            March 31,          December 31,
                                               1997                1996
                                       -------------------  --------------------
                                                     (in thousands)

    Raw materials and service parts    $     3,693          $      2,193

    Finished goods                             338                   265
                                       ===================  ====================
                                       $     4,031          $      2,458
                                       ===================  ====================

                         APPLIED VOICE TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


4.       Businesses Acquired

         On January 3, 1997, the Company acquired selected assets and liabilities of Telcom Technologies, Inc., a developer of NT-based open-architecture automatic call distribution (ACD) systems. The purchase price for the acquisition was $3.5 million in cash, plus warrants to purchase 100,000 shares of the Company's common stock exercisable at $13.36 per share, which may be exercised at any time prior to January 3, 2002. The Company accounted for the business combination as a purchase and recognized a nonrecurring charge of $3.9 million in the first quarter of 1997, representing the value of the purchased, in-process research and development acquired.

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


5.       New Accounting Pronouncements


         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS
128), and No. 129, Disclosure of Information About Capital Structure (SFAS 129), which are effective for periods beginning after December 15, 1997. SFAS 128 establishes new standards for computing and presenting earnings per share (EPS). Companies will now report basic EPS and diluted EPS compared to primary and fully diluted EPS, which were previously reported. Under the new standard, the Company's basic and diluted EPS for the quarter ended March 31, 1997, would be both a net loss per share of $(0.21). SFAS 129 requires companies to disclose in their financial statements details of their capital structure and EPS calculations, both of which are currently disclosed in exhibits to the Company's 10-K and 10-Q filings.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Founded in 1982, the Company develops, manufactures, markets and supports a broad line of open systems-based software products and systems for the rapidly growing computer telephony integration (CTI) market. CTI encompasses a wide range of products that allow two of the most essential business instruments, telephones and personal computers (PCs), to work together. Some CTI products let people access and control telephone functions through a PC; others let people access and control computer functions through a telephone. The CTI market has emerged from the convergence of these two powerful and useful tools; each with a different technological origin and marketing orientation.
         The Company has implemented a dual-pronged strategy to address the CTI market; developing telephony-oriented products marketed through a telephony-oriented distribution channel and computer-oriented products marketed through a computer-oriented channel. The telephony-oriented products are:
CallXpress3, the Company's premier, multi-application, high capacity CTI product; PhoneXpress, a high-performance call answering and routing and voice mail system; px100, a basic voice mail and call answering system for the small business market; and the recently-introduced AgentXpressNT, a call center management system. The computer-oriented product line is RightFAX, the Company's premier, high performance, LAN-based fax server.
         These products address the needs of four segments of the CTI market: advanced CTI applications, "CTI-ready" systems, basic messaging systems, and installed base add-ons and service. Advanced CTI applications products include CallXpress3 systems sold with at least one advanced CTI application module (in addition to voice mail/automated attendant), RightFAX and AgentXpressNT servers. "CTI-ready" systems are CallXpress3 systems sold initially with voice mail/automated attendant capabilities only, but which can be easily upgraded to full advanced CTI features. The basic messaging market is addressed by the PhoneXpress and px100 products. Sales of non-CTI capability-enhancing add-ons, capacity-increasing upgrades, and service parts to the installed base represent the fourth market segment.
         The Company's strategies are focused on addressing these market segments, and results of operations are reported accordingly. In January 1997, the Company acquired selected assets and liabilities of Telcom Technologies, a developer of WindowsNT-based, open-architecture automatic call distribution systems. The Company released AgentXpressNT in March 1997 utilizing the core technology acquired from Telcom Technologies.
         When used in this discussion, the words "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Factors which could affect the Company's financial results are described below and in Item 1 (Business) of the Company's Annual Report on Form l0-K for the year ended December 31, 1996. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.



Results of Operations
      Net sales. Net sales increased 26% to $12,062,000 in the quarter ended March 31, 1997, from $9,556,000 in the comparable 1996 quarter. The increase resulted primarily from sales of advanced CTI applications, which increased 63% from the comparable prior-year quarter, and represented 55% of total sales, as compared with 43% in the comparable prior-year quarter. The low-margin basic messaging market continues to be affected by price pressures from competitive offerings. Basic messaging sales declined 17% in the first quarter of 1997 from the comparable prior-year quarter. Sales to the installed base increased 68% from the comparable prior-year quarter due to accelerated marketing efforts of telephony-oriented products and the inclusion of maintenance and spare parts sales related to the January 1997 acquisition of the assets of Telcom Technologies, included for the first time. International sales for the quarter increased 39% compared to the first quarter of 1996, and represented 18.5% of total net sales.

      Gross profit. Gross profit as a percentage of sales improved to 61.9% in the first quarter 1997 as compared with 60.5% in the comparable prior-year quarter, due to the favorable sales mix of advanced CTI applications as compared with basic messaging systems. Because advanced CTI application products contain a higher software content, gross margins are typically higher than other sales.
      Research and development. Research and development expenses increased to $1,498,000 in the first quarter of 1997 from $935,000 in the comparable prior-year period, due primarily to increased personnel costs relating to acceleration of certain development projects and the inclusion of the recently formed call center development group, which was acquired from Telcom Technologies. Research and development expenses for the current quarter represented 12.4% of net sales as compared with 9.8% of net sales in the comparable prior-year quarter.

      Sales, general and administrative. Sales, general and administrative expenses increased to $4,183,000 in the first quarter of 1997 from $3,308,000 in the comparable prior-year period, due primarily to increased personnel-related costs of domestic and international distribution development of both the telephony-oriented and computer-oriented channels. Sales, general and administrative costs for the current quarter represented 34.7% of net sales, essentially unchanged from 34.6% in the comparable prior-year period.

      Operating (loss). The Company recognized a nonrecurring charge of $3,898,000 for the write-off of acquired, in-process research and development resulting from the acquisition of Telcom Technologies in January 1997. In the comparable prior-year period, the Company had recognized a $4,140,000 similar charge resulting from the January 1996 acquisition of Cracchiolo & Feder, Inc. (d/b/a/ RightFAX). Therefore, the Company recognized an operating loss of $2,107,000 in the first quarter 1997, as compared to an operating loss of $2,604,000 in the comparable prior-year period. Excluding these nonrecurring charges, operating income for the first quarter 1997 would have been $1,791,000, an increase of 17% as compared to operating income of $1,536,000 in the comparable prior-year quarter.

      Other income, net. Other income in the first quarter 1997 was $240,000 as compared to $173,000 in the comparable prior-year quarter, due primarily to higher average cash and short-term investment balances.

      Income tax (benefit) expense. The Company recognized a $672,000 income tax benefit for the first quarter of 1997, an effective rate of 36.0%. The acquisition of Telcom Technologies was a taxable purchase of assets, and therefore, the resulting excess of purchase price over net assets acquired is deductible for income tax purpose. The first quarter 1996 nonrecurring charge of in-process research and development and the amortization of goodwill associated with the acquisition of RightFAX are not tax deductible, therefore the Company recognized income tax expense of $608,000 in the first quarter 1996. For the remainder of 1997, the effective tax rate is expected to continue to be approximately 36.0%.

      Net loss. Due to the nonrecurring charges discussed above, the Company recognized net loss of $1,195,000 or $0.21 per share for the first quarter 1997 as compared to a net loss of $3,039,000 or $0.52 per share for the comparable prior-year quarter. Excluding these nonrecurring charges net income for the first quarter 1997 would have been $1,300,000 or $0.21 per share as compared with $1,101,000 or $0.19 per share in the comparable prior-year period.



Liquidity and Capital Resources

      Cash provided by operating activities in the first quarter of 1997 was $1.3 million due primarily to continuing operating profitability. The average accounts receivable collection period remained unchanged at approximately 40 days. Inventories increased to $4.0 million at March 31, 1997 from $2.5 million at December 31, 1996 due primarily to the acquisition of assets of Telcom Technologies.

      In January 1997, the Company acquired selected assets and liabilities of Telcom Technologies, Inc. a developer of WindowsNT-based, open-architecture automatic call distribution systems. The purchase price for the January 1997 acquisition of Telcom Technologies was $3.5 million in cash, plus warrants to purchase 100,000 shares of the Company's common stock exercisable at $13.36 per share, which may be exercised any time prior to January 3, 2002. The Company accounted for the business combination as a purchase and recognized a nonrecurring charge of $3.9 million in the first quarter of 1997, representing the value of the acquired, in-process research and development.

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

                           Part II. OTHER INFORMATION





Item 6.  Exhibits and Reports on Form 8-K

               (a)  Exhibits
                    11.1     Computation of Earnings Per Share
                    27.1     Financial Data Schedule

               (b)  Reports on Form 8-K
                    On January 23, 1997 the Company filed a report on Form 8-K dated January 3, 1997 relating to the acquisition of Telcom Technologies, Inc. No financial statements were included with such report on Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Applied Voice Technology, Inc.
                                                    (Registrant)


    Date:   May 9, 1997                       By: /s/ Roger A. Fukai
                                                  ------------------
                                                  Roger A. Fukai
                                                  Executive Vice President
                                                  Finance and Administration,
                                                  Chief Financial Officer

                                                  Signing on behalf of
                                                  registrant and as principal
                                                  financial officer