Form 10-Q
period 1997-06-30
APPLIED VOICE TECHNOLOGY INC /WA/
filed 1997-08-13
CIK 931784

========================================================================

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------
                                FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               for the quarterly period ended June 30, 1997





                         Commission File Number 0-25186

                         APPLIED VOICE TECHNOLOGY, INC.
--------------------------------------------------------------------
             (Name of Registrant as Specified in Its Charter)

==========================================================================

==========================================================================
                   Washington                    91-1190085
==========================================================================
            (State of incorporation)          (I.R.S. Employer
                                           Identification Number)

==========================================================================

                               11410 NE 122nd Way
==========================================================================
                               Kirkland, WA 98034
                    (Address of principal executive offices)

==========================================================================

    Registrant's telephone number, including area code: (425) 820-6000
==========================================================================

==========================================================================





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
==========================================================================

==========================================================================
                                    Yes X No
==========================================================================


==========================================================================


The number of outstanding shares of the Registrant's Common Stock as of July 22, 1997 was 5,653,196.

==========================================================================

==========================================================================

                         APPLIED VOICE TECHNOLOGY, INC.

                                FORM 10-Q
                   For the Quarter Ended June 30, 1997

                            Table of Contents



                                                                    Page

 PART I.    Financial Information

            Item 1. Financial Statements (unaudited)................  3

            Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.............  8


PART II.    Other Information

            Item 4.  Submission of Matters to a Vote of
                     Security Holders .............................. 12

            Item 6.  Exhibits and Reports on Form 8-K............... 12

Signatures.......................................................... 13

Exhibits............................................................ 14

                      Part I. FINANCIAL INFORMATION



Item 1.   FINANCIAL STATEMENTS



                         APPLIED VOICE TECHNOLOGY, INC.

                         CONSOLIDATED BALANCE SHEETS

                               (Unaudited)

                                                June 30,       December 31,
                                                  1997            1996
                                               ------------   ------------
                              ASSETS                 (in thousands)

Current assets:
     Cash and cash equivalents                 $   11,189      $ 12,195
     Short-term investments                        12,849        15,484
     Accounts receivable, net                       7,005         6,106
     Inventories                                    4,693         2,458
     Deferred income taxes                          2,504         1,056
     Prepaid expenses and other                       835           502
                                               ------------   ------------
                         Total current assets      39,075        37,801

Equipment and leasehold improvements, net           2,025         1,479
Intangibles, net                                    6,313         6,847
                                               ------------   ------------

                                               $   47,413      $ 46,127
                                               ============   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                          $   2,048       $  2,033
     Accrued compensation and benefits             1,067          1,252
     Other accrued liabilities                     1,936          2,715
     Note payable - current portion                  612            586
     Federal income taxes payable                  1,168            345
                                               ------------   ------------
                Total current liabilities          6,831          6,931
                                               ------------   ------------

Note payable                                           -            313

Commitments and Contingencies

Shareholders' equity:
     Preferred stock, par value $.01 per               -              -
       share, 1,000,000 authorized; none
       outstanding
     Common stock, par value $.01 per share,
       30,000,000 authorized; 5,623,194 and
       5,425,713 shares outstanding                   56             54
     Additional paid-in capital                   29,387         28,267
     Retained earnings                            11,139         10,562
                                               ------------   ------------
                Total shareholders' equity        40,582         38,883
                                               ------------   ------------

                                               $  47,413       $ 46,127
                                               ============   ============




       See accompanying notes to consolidated financial statements.

                         APPLIED VOICE TECHNOLOGY, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                               (Unaudited)




                                   Quarter ended June   Six months ended
                                           30,                June 30,
                                   ------------------   -------------------
                                    1997        1996       1997       1996
                                   --------- --------   ----------  --------
                                                (in thousands)


Net sales                        $ 13,660     $ 10,680   $ 25,722    $ 20,236
Cost of sales                       4,958        4,105      9,548       7,882
                                   ---------   --------   --------   ---------
          Gross profit              8,702        6,575     16,174      12,354
Operating expenses:
     Research and development       1,571        1,001      3,069       1,936
     Sales, general and
      administrative                4,640        3,538      8,823       6,846
     Write-off of acquired,
      in-process research and
      development                      -             -      3,898       4,140
                                    ---------   --------   --------   --------
          Total operating
          expenses                   6,211       4,539      15,790     12,922
                                    ---------   --------   --------   --------

Operating income (loss)              2,491       2,036         384       (568)

Other income, net                      278         225         518        398
                                    ---------   --------   --------   --------
Income (loss) before income tax
  expense                            2,769       2,261         902       (170)
Income tax expense                     997         821         325      1,429
                                    ---------   --------   --------   --------
Net income (loss)                 $  1,772     $ 1,440    $    577    $(1,599)
                                  ===========  ==========  =========  =========

Net income (loss) per common
  share                           $   0.29     $  0.24    $   0.09    $ (0.27)


Weighted average common shares
     outstanding                     6,092       6,033       6,080      5,978





       See accompanying notes to consolidated financial statements.

                         APPLIED VOICE TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                              Six months ended June 30,
                                              ---------------------------
                                                 1997          1996
                                              ------------   ------------
                                                   (in thousands)

Cash flows from operating activities:
     Net income(loss)                          $    577     $  (1,599)
                                             ------------- --------------
Adjustments to reconcile net income
  (loss) to net cash provided by operating
  activities:
     Depreciation and amortization                  975           650
     Write-off of acquired in-process
      research and development                    3,898         4,140
     Stock compensation expense                       -            34
     Changes in current assets and
      liabilities:
         Accounts receivable                       (622)          965
         Inventories                             (1,512)         (329)
         Deferred income tax asset               (1,448)          (49)
         Prepaid expenses and other assets         (333)         (160)
         Accounts payable                          (117)          259
         Accrued compensation and benefits         (185)          282
         Other accrued liabilities                  (20)           45
         Federal income taxes payable               823          (594)
                                             ------------- --------------
         Total adjustments                        1,459         5,243
                                             ------------- --------------

              Net cash provided by
               operating activities               2,036         3,644
                                             ------------- --------------
Cash flows from investing activities:
     Purchase of equipment and leasehold
       improvements                                (730)         (362)
     Cash paid in acquisition, net of
       cash acquired                             (5,052)       (3,318)
     Net proceeds from the sale of
       investments                                2,635         7,869
     Purchase of intangibles and other
       long-term assets                             (30)           -
                                             ------------- --------------

              Net cash (used) provided
               by investing activities           (3,177)        4,189
                                             ------------- --------------

Cash flows from financing activities:
     Repayment of long-term debt                   (287)         (263)
     Proceeds from exercise of stock
       options                                      422           263
                                             ------------- --------------
               Net cash provided by
                financing activities                135             -
                                             ------------- --------------

               Net (decrease) increase
                in cash                          (1,006)         7,833

Cash and cash equivalents at
  beginning of period                             12,195        12,249
                                             ------------- --------------

Cash and cash equivalents at end of
period                                         $  11,189    $   20,082
                                             ============= ==============

Noncash transactions:
     Unrealized loss on investments            $      -     $       (4)
     Stock and warrants issued in
      acquisitions                                   700         2,846


       See accompanying notes to consolidated financial statements.

                         APPLIED VOICE TECHNOLOGY, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               (Unaudited)


1.    Interim Financial Statements

      The accompanying consolidated financial statements of Applied Voice Technology, Inc. and subsidiaries (the Company) are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the six month period ended June 30, 1997, are not necessarily indicative of future financial results.

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

      Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income over the term of the investment. The cost of securities sold is based upon the specific identification method. Available-for-sale securities as of June 30, 1997 consisted of municipal notes and bonds whose amortized cost approximates estimated fair value. The average maturity for these investments is four months.


3.    Inventories

      Inventories consisted of the following:

                                        June 30,      December 31,
                                          1997            1996
                                     ---------------  --------------
                                              (in thousands)

      Raw    materials    and
      service parts                  $   4,243         $   2,193

      Finished goods                       450               265
                                    ===============  ==============

                                     $   4,693         $   2,458
                                    ===============  ==============

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


5.    New Accounting Pronouncements


      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS
128), and No. 129, Disclosure of Information About Capital Structure (SFAS 129), which are effective for periods beginning after December 15, 1997. SFAS 128 establishes new standards for computing and presenting earnings per share (EPS). Companies will now report basic EPS and diluted EPS compared to primary and fully diluted EPS, which were previously reported. Under the new standard, the Company's basic EPS for the quarter ended June 30, 1997, was net income per share of $0.32. For the six months ended June 30, 1997, the basic EPS was $0.10 per share. For both periods, the diluted EPS is equivalent to the reported primary EPS. SFAS 129 requires companies to disclose in their financial statements details of their capital structure and EPS calculations, both of which are currently disclosed in exhibits to the Company's 10-K and 10-Q filings.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


      Founded in 1982, the Company develops, manufactures, markets and supports a broad line of open systems-based software products and systems for the rapidly growing computer telephony integration (CTI) market. CTI encompasses a wide range of products that allow two of the most essential business instruments, telephones and personal computers (PCs), to work together. Some CTI products let people access and control telephone functions through a PC; others let people access and control computer functions through a telephone. The CTI market has emerged from the convergence of these two powerful and useful tools each with a different technological origin and marketing orientation.
      The Company has implemented a dual-pronged strategy to address the CTI market - developing telephony-oriented products marketed through a telephony-oriented distribution channel and computer-oriented products marketed through a computer-oriented channel. The telephony-oriented products are: the recently-released CallXpressNT, the Company's premier, multi-application, high capacity CTI product; CallXpress3, a high-performance multi-application CTI platform; AgentXpressNT, a call center management system; PhoneXpress, a full-featured call answering and routing and voice mail system; and PhoneXpress Entree, a basic voice mail and call answering system for the small business market. The computer-oriented product line is RightFAX, the Company's premier, high performance, LAN-based fax server.
      These products address the needs of four segments of the CTI market: advanced CTI applications, "CTI-ready" systems, basic messaging systems, and installed base add-ons and service. Advanced CTI applications products include CallXpressNT and CallXpress3 systems sold with at least one advanced CTI application module (in addition to voice mail/automated attendant), RightFAX and AgentXpressNT servers. "CTI-ready" systems are CallXpressNT and CallXpress3 systems sold initially with voice mail/automated attendant capabilities only, but which can be easily upgraded to full advanced CTI features. The basic messaging market is addressed by the PhoneXpress and PhoneXpress Entree products. Sales of non-CTI capability-enhancing add-ons, capacity-increasing upgrades, and service parts to the installed base represent the fourth market segment.
      The Company's strategies are focused on addressing these market segments, and results of operations are reported accordingly. In January 1997, the Company acquired selected assets and liabilities of Telcom Technologies, a developer of WindowsNT-based, open-architecture automatic call distribution systems. The Company released AgentXpressNT in March 1997 utilizing the core technology acquired from Telcom Technologies.
      When used in this discussion, the words "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Factors which could affect the Company's financial results are described below and in Item 1 (Business) of the Company's Annual Report on Form l0-K for the year ended December 31, 1996. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

Results of Operations
    Net sales. Net sales increased 28% to $13,660,000 in the quarter ended June 30, 1997, from $10,680,000 in the comparable 1996 quarter. The increase resulted primarily from sales of advanced CTI applications, which increased 49% from the comparable prior-year quarter, and represented 57% of total sales, as compared with 49% in the comparable prior-year quarter. The low-margin basic messaging market continues to be affected by price pressures from competitive offerings. Basic messaging sales declined 20% in the quarter from the comparable prior-year quarter. Sales to the installed base increased 79% from the comparable prior-year quarter due to accelerated marketing efforts of telephony-oriented products and the inclusion of maintenance and spare parts sales related to the January 1997 acquisition of the assets of Telcom Technologies. International sales for the quarter increased 56% from the comparable prior-year quarter, and represented 20% of total net sales.
    For the six months ended June 30, 1997, net sales increased 27% to $25,722,000 from $20,236,000 in the comparable prior-year period, due primarily to sales of advanced CTI application products which increased 55% and represented 57% of 1997 sales. International sales increased 48% and represented 20% of 1997 total net sales.

    Gross profit. Gross profit as a percentage of sales improved to 63.7% in the quarter as compared with 61.6% in the comparable prior-year quarter, due to the favorable sales mix of advanced CTI applications as compared with basic messaging systems. Because advanced CTI application products contain a higher software content, gross margins are typically higher than other sales.
    For the six months ended June 30, 1997, gross profit as a percentage of sales improved to 62.9% from 61.1% in the comparable prior-year period, due to the favorable sales mix.
    Research and development. Research and development expenses increased to $1,571,000 in the quarter ended June 30, 1997, from $1,001,000 in the comparable prior-year period, due primarily to increased personnel costs relating to acceleration of certain development projects and the inclusion of the recently formed call center development group, which was acquired from Telcom Technologies. For the six months ended June 30, 1997, research and development expenses increased 59% to $3,069,000 from $1,936,000 in the comparable prior-year period. As a percentage of net sales, research and development expenses represented 11.5% in the current quarter as compared to 9.4% in the comparable prior-year quarter, and 11.9% for the six months ended June 30, 1997 as compared to 9.6% in the comparable prior-year period.

    Sales, general and administrative. Sales, general and administrative expenses increased to $4,640,000 in the quarter ended June 30, 1997, from $3,538,000 in the comparable prior-year quarter, due primarily to increased personnel-related costs of domestic and international distribution development of both the telephony-oriented and computer-oriented channels and the new product  launches of CallXpressNT  and  AgentXpressNT.  For the six months ended
June 30, 1997, sales, general and administrative expenses increased to $8,823,000 from $6,846,000 in the comparable prior-year period.

    Operating income (loss). Operating income for the quarter ended June 30, 1997, increased to $2,491,000 from $2,036,000 in the comparable prior-year quarter, due to increased sales, higher gross profits and controlled expenses.
     In the first quarter of 1997, the Company recognized a nonrecurring charge of $3,898,000 for the write-off of acquired, in-process research and development resulting from the acquisition of Telcom Technologies in January 1997. In the comparable prior-year period, the Company recognized a $4,140,000 similar charge resulting from the January 1996 acquisition of Cracchiolo & Feder, Inc. (d/b/a/ RightFAX). As a result, the Company recognized operating income of $384,000 in the six months ended June 30, 1997, and an operating loss of $568,000 in the comparable prior-year period. Excluding these nonrecurring charges, operating income for the six month period in 1997 would have been $4,282,000, an increase of 20% as compared to $3,572,000 in the comparable prior-year period.

    Other income, net. Other income in the quarter ended June 30, 1997, was $278,000 as compared to $225,000 in the comparable prior-year quarter. For the six months ended June 30, 1997, other income increased to $518,000 from $398,000 in the comparable prior-year period.

    Income tax expense. The effective income tax rate in both 1997 and 1996 was 36%. The acquisition of Telcom Technologies was a taxable purchase of assets, and therefore, the resulting excess of purchase price over net assets acquired is deductible for income tax purpose. The first quarter 1996 nonrecurring charge for the write-off of acquired, in-process research and development and the amortization of goodwill associated with the acquisition of RightFAX were not tax deductible; therefore the Company recognized income tax expense of $608,000 in that quarter. For the remainder of 1997, the effective tax rate is expected to continue to be approximately 36%.

    Net income (loss). For the quarter ended June 30, 1997, net income increased 23% to $1,772,000 from $1,440,000 in the comparable prior-year quarter. Earnings per share increased to $0.29 from $0.24 in the prior-year quarter. Due to the first quarter nonrecurring charges discussed above, the Company recognized net income for the six months ended June 30, 1997, of $577,000 as compared to a net loss of $1,599,000 in the comparable 1996 period. Excluding these nonrecurring charges net income for the six months ended June 30, 1997, would have been $3,072,000 or $0.51 per share as compared with $2,541,000 or $0.43 per share in the comparable prior-year period.



Liquidity and Capital Resources

    Cash provided by operating activities in the six months ended June 30, 1997, was $2.0 million due primarily to continuing operating profitability. The average accounts receivable collection period remained unchanged at approximately 40 days. Inventories increased to $4.7 million at June 30, 1997 from $2.5 million at December 31, 1996, due primarily to the acquisition of assets of Telcom Technologies and ramp-up of production of AgentXpressNT and CallXpressNT.

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

    The Company expects that its current cash, cash flow from operations, and available bank line of credit will provide sufficient working capital for operations for the foreseeable future.

                           Part II. OTHER INFORMATION





Item 4.   Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Shareholders of Applied Voice Technology, Inc. was held on May 13, 1997. A total of 5,282,381 shares of the Company's common stock were represented in person or by proxy at the meeting, which comprised 93.59% of the total number of shares of the Company's common stock outstanding on March 14, 1997, the record date for the meeting.

          At the meeting James S. Campbell was re-elected to serve as a director of the Company for a term of three years until the Company's Annual Meeting of Shareholders in 2000. The votes were as follows:

                                      Votes For          Votes
                                                       Withheld
                                    ---------------  ---------------

           James S.Campbell           5,224,466           57,915


          Continuing directors are William L. True whose term expires in 1998 and Richard J. LaPorte and Robert L. Lovely whose terms expire in 1999.



Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits
              11.1  Computation of Earnings Per Share
              27.1  Financial Data Schedule

          (b) Reports on Form 8-K
              The Company did not file any reports on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Applied Voice Technology, Inc.
                                    (Registrant)


   Date:   August 11, 1997          By:   /s/ Roger A. Fukai
                                          ____________________________
                                          Roger A. Fukai
                                          Executive Vice President
                                          Finance and Administration,
                                          Chief Financial Officer

                                          Signing on behalf of registrant and
                                          as principal financial officer