Form 10-Q
period 1997-09-30
APPLIED VOICE TECHNOLOGY INC /WA/
filed 1997-11-10
CIK 931784

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ______________________

                                   FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               for the quarterly period ended September 30, 1997



                         Commission File Number 0-25186


                         APPLIED VOICE TECHNOLOGY, INC.
                ------------------------------------------------
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



       Registrant's telephone number, including area code: (425) 820-6000



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  [X]    No [_]



The number of outstanding shares of the Registrant's Common Stock as of October 31, 1997 was 5,759,089.

================================================================================

                         APPLIED VOICE TECHNOLOGY, INC.

                                   FORM 10-Q
                    For the Quarter Ended September 30, 1997



                               Table of Contents


                                                                            Page
                                                                            ----

PART I.   Financial Information

          Item 1.  Financial Statements (unaudited).......................    3


          Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..................     9


PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K......................    13


Signatures...............................................................    14

Exhibits.................................................................    15

                       Part I.     FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS


                         APPLIED VOICE TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS


                                  (Unaudited)


                                              September 30,       December 31,
                                                  1997                1996
                                              -------------       ------------
                        ASSETS                           (in thousands)
Current assets:
     Cash and cash equivalents                  $ 9,902              $12,195
     Short-term investments                      18,614               15,484
     Accounts receivable, net                     6,940                6,106
     Inventories                                  4,530                2,458
     Deferred income taxes                        2,605                1,056
     Prepaid expenses and other                     855                  502
                                                -------              -------
          Total current assets                   43,446               37,801
                                                -------              -------
Equipment and leasehold improvements, net         2,027                1,479
Intangibles, net                                  6,021                6,847
                                                -------              -------
                                                $51,494              $46,127
                                                =======              =======


     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                           $ 2,067              $ 2,033
     Accrued compensation and benefits            1,208                1,252
     Other accrued liabilities                    2,139                2,715
     Note payable - current portion                 464                  586
     Federal income taxes payable                 1,893                  345
                                                -------              -------
          Total current liabilities               7,771                6,931
                                                -------              -------
Note payable                                          -                  313

Commitments and contingencies

Shareholders' equity:
     Preferred stock, par value $.01 per
      share, 1,000,000 authorized; none
      outstanding                                     -                    -
     Common stock, par value $.01 per
      share, 30,000,000 authorized;
      5,759,089 and 5,425,713 shares
      outstanding                                    57                   54
     Additional paid-in capital                  30,418               28,267
     Retained earnings                           13,248               10,562
                                                -------              -------
          Total shareholders' equity             43,723               38,883
                                                -------              -------
                                                $51,494              $46,127
                                                =======              =======

          See accompanying notes to consolidated financial statements.

                         APPLIED VOICE TECHNOLOGY, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)



                                                           Quarter ended                      Nine months ended
                                                           September 30,                        September 30,
                                                    --------------------------            ---------------------------
                                                      1997               1996              1997                1996
                                                    -------            -------            -------             -------
                                                                  (in thousands, except per share data)
Net sales                                           $14,781            $11,221            $40,503             $31,457
Cost of sales                                         5,475              4,202             15,023              12,084
                                                    -------            -------            -------             -------
   Gross profit                                       9,306              7,019             25,480              19,373
Operating expenses:
     Research and development                         1,678              1,093              4,747               3,029
     Sales, general and administrative                4,599              3,719             13,422              10,565
     Write-off of purchased, in-process
      research and development                            -                  -              3,898               4,140
                                                    -------            -------            -------             -------
          Total operating expenses                    6,277              4,812             22,067              17,734
                                                    =======            =======            =======             =======

Operating income                                      3,029              2,207              3,413               1,639
Other income, net                                       265                252                783                 650
                                                    -------            -------            -------             -------

Income before income tax expense                      3,294              2,459              4,196               2,289
Income tax expense                                    1,185                886              1,510               2,315
                                                    -------            -------            -------             -------

Net income (loss)                                   $ 2,109            $ 1,573            $ 2,686             $   (26)
                                                    =======            =======            =======             =======
Primary net income (loss) per common share          $  0.33            $  0.26            $  0.44             $     -

Fully diluted net income per common share              *                   *              $  0.42                   *

Primary weighted average common shares
 outstanding                                          6,342             6,106               6,160               6,064

Fully diluted weighted average common
 shares outstanding                                    *                   *                6,391                   *

-----------------
* Primary and fully diluted net income per common share not materially different

          See accompanying notes to consolidated financial statements.

                         APPLIED VOICE TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                 Nine months ended
                                                                   September 30
                                                        ---------------------------------------
                                                               1997                  1996
                                                        -----------------     -----------------

                                                          (in thousands)
Cash flows from operating activities:
     Net income (loss)                                     $ 2,686                 $   (26)
                                                           -------                 -------
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
     Depreciation and amortization                           1,489                   1,035
     Write-off of purchased in-process research and
      development                                            3,898                   4,140

     Stock compensation expense                                 -                       34
Changes in current assets and liabilities, net of
effects of acquisition:
         Accounts receivable                                  (557)                    895
         Inventories                                        (1,349)                   (518)
         Deferred income tax asset                          (1,549)                      4
         Prepaid expenses and other assets                    (355)                    (12)
         Accounts payable                                     (100)                    (69)
         Accrued compensation and benefits                     (44)                    729
         Other accrued liabilities                             185                     (13)
         Federal income taxes payable                        1,548                    (576)
                                                           -------                 -------
         Total adjustments                                   3,166                   5,649
                                                           -------                 -------

           Net cash provided by operating activities         5,852                   5,623
                                                           -------                 -------

Cash flows from investing activities:
     Purchase of equipment and leasehold improvements         (954)                   (647)
     Cash paid in acquisition, net of cash acquired         (5,052)                 (3,318)
     Purchase of short-term investments                     (3,130)                     -
     Net proceeds from the sale of investments                  -                    4,037
     Purchase of intangibles and other long-term assets        (29)                   (397)
                                                           -------                 -------

           Net cash used by investing activities            (9,165)                   (325)
                                                           -------                 -------


Cash flows from financing activities:
     Repayment of long-term debt                              (435)                   (399)
     Proceeds from exercise of stock options                 1,455                     302
                                                           -------                 -------

           Net cash provided (used) by financing
            activities                                       1,020                     (97)
                                                           -------                 -------

     Net (decrease) increase in cash and cash
      equivalents                                           (2,293)                  5,201
Cash and cash equivalents at beginning of period            12,195                  12,249
                                                           -------                 -------

Cash and cash equivalents at end of period                 $ 9,902                 $17,450
                                                           =======                 =======
Noncash transactions:
      Stock and warrants issued in acquisitions                700                   2,849

          See accompanying notes to consolidated financial statements.

                         APPLIED VOICE TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


1.  Interim Financial Statements


          The accompanying consolidated financial statements of Applied Voice Technology, Inc. and subsidiaries (the Company) are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of future financial results.

          Certain notes and other information have been condensed or omitted from the interim financial statements presented in this quarterly report on Form 10-Q. Accordingly, these financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1996.



2.  Short-Term Investments

          In accordance with FAS 115, the Company has classified its investments as "available-for-sale" and recorded these investments at estimated fair value with unrealized gains and losses, when material, reported as a separate component of Shareholders' Equity.

          Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income over the term of the investment. The cost of securities sold is based upon the specific identification method. Available-for-sale securities as of September 30, 1997 consisted of municipal notes and bonds whose amortized cost approximates estimated fair value. The average maturity for these investments is four months.



3.  Inventories

                                         September 30,    December 31,
                                             1997             1996
                                         -------------    ------------
                                                (in thousands)
    Raw materials and service parts         $4,193          $2,193
    Finished goods                             337             265
                                            ------          ------
                                            $4,530          $2,458
                                            ======          ======

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

          On January 2, 1996, the Company acquired RightFAX, Inc., (RightFAX), a privately held developer of fax server software for local area networks, through a merger of RightFAX into a wholly owned subsidiary of the Company. The purchase price for the acquisition paid at the closing was $4.2 million in cash plus 163,000 shares of the Company's common stock. In addition, the Company paid consideration of $1.4 million in cash and 95,000 shares of the Company's common stock in 1997, relating to the 1996 earn out and guaranteed value of the Company's common stock. As a result of the earn out, the Company recorded an additional $2.0 million of goodwill at December 31, 1996. The former shareholders of RightFAX are entitled to receive additional consideration worth $1.8 million in a combination of cash and the Company's common stock over the next two years, if certain revenue and profit margin goals are achieved by RightFAX. The Company accounted for the business combination as a purchase and recognized a nonrecurring charge of $4.1 million in the first quarter of 1996, representing the value of the purchased, in-process research and development acquired.


5.  New Accounting Pronouncements

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS
128), and No. 129, Disclosure of Information About Capital Structure (SFAS 129), which are effective for periods beginning after December 15, 1997. SFAS 128 establishes new standards for computing and presenting earnings per share (EPS). Companies will now report basic EPS and diluted EPS compared to primary and fully diluted EPS, which were previously reported. Under the new standard, the Company's basic EPS for the quarter ended September 30, 1997, was net income per share of $0.37. For the nine months ended September 30, 1997, the basic EPS was $0.48 per share. For the quarter ended September 30, 1997, the diluted EPS is equivalent to the reported primary EPS. SFAS 129 requires companies to disclose in their financial statements details of their capital structure and EPS calculations, both of which are currently disclosed in exhibits to the Company's 10-K and 10-Q filings.

6. Subsequent Events

   On October 22, 1997, the Company acquired all the outstanding capital stock of CommercePath, Inc. (CommercePath) from Forest City Trading Group, Inc. for $10.7 million in cash. The Company will account for the business combination as a purchase and expects to record a nonrecurring charge of approximately $7.2 million in the fourth quarter of 1997, representing the value of the purchased, in-process research and development, and to record approximately $1.9 million of goodwill that it will amortize over seven years.

   In October 1997, the Company filed a registration statement with the Securities and Exchange commission for the registration of 1,840,000 shares of common stock, of which 717,000 shares are being offered by the Company, 883,000 shares are being offered by selling shareholders and the remaining 240,000 shares may be offered by the Company and one of the selling shareholders upon the exercise of the underwriters' over-allotment option. As a result of recent market volatility, the Company has not yet determined when it will proceed with this offering.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

     The Company is a leading provider of software-based computer-telephony solutions for medium-sized enterprises. These solutions are designed to enhance individual and work group productivity, improve customer service, reduce business operating costs and simplify access to data and dissemination of information. The Company's products provide enhanced voice and data integration through applications such as unified voice and data messaging, call center management, IVR and document distribution. The Company's key products are multi-application computer-telephony platforms that run on off-the-shelf hardware, support Windows NT and OS/2 and interface with a wide variety of telephony and computer equipment. The Company also offers add-on modules and software upgrades that provide increased capacity and functionality.

     The Company sells its products primarily through an indirect channel of resellers and distributors, as well as through direct sales and OEM and private label agreements. The Company has significantly expanded its product offering in 1997 by releasing Windows NT-based products in each of its main product categories. The Company's telephony-oriented products include: CallXpress for Windows NT and CallXpress3, the Company's premier multi-application, high capacity computer-telephony product lines; PhoneXpress, a full-featured voice messaging system for small to medium-sized enterprises; AgentXpress for Windows NT, a high-performance Windows NT-based ACD system for medium-sized call centers; and Enhanced Agent, a set of interfaces and applications designed to extend the capabilities of AgentXpress. The Company's computer-oriented products include RightFAX 5.0 and RightFAX Enterprise, the Company's LAN-based fax server lines for Windows NT, and RightFAX 4.5, which runs on the OS/2 operating system. With the completion of its acquisition of CommercePath in October 1997, the Company added the CommercePath line of production document delivery systems for Unix and Windows NT to its computer-oriented product line.

     The Company's products address the needs of four segments of the computer-telephony market: advanced computer telephony integration ("CTI") applications, CTI-ready systems, basic messaging systems, and installed base add-ons and service. Advanced CTI applications products include CallXpress for Windows NT and CallXpress3 systems sold with at least one advanced CTI application module (in addition to voice mail/automated attendant), AgentXpress for Windows NT, the RightFAX line of fax servers and the CommercePath line of product fax systems. CTI-ready systems are CallXpress for Windows NT and CallXpress3 systems sold initially with voice mail/automated attendant capabilities only, but which can be easily upgraded to include advanced computer-telephony features. The basic messaging market is addressed by the PhoneXpress product. Sales to the installed based of non-CTI capability-enhancing add-ons, capacity-increasing upgrades, maintenance, training and service parts represent the fourth market segment.

     Since January 1996, the Company has made three strategic acquisitions, each of which was accounted for as a purchase. The Company acquired RightFAX, a developer of LAN-based fax server software, in January 1996. In January 1997, the Company acquired selected assets and liabilities of Telcom Technologies, a developer of NT-based open architecture ACD systems. In connection with the RightFAX and Telcom Technologies acquisitions, the Company recorded nonrecurring charges of $4.1 million and $3.9 million, respectively, for the write-off of purchased, in-process research and development, and recorded additional amounts of goodwill that are being amortized over future years. See "Liquidity and Capital Resources." In October 1997, the Company acquired CommercePath, a developer of high-volume production-oriented fax servers. For the fiscal year ended January 31, 1997, CommercePath's net sales were approximately $6 million. The Company expects to record a nonrecurring charge of approximately $7.2 million for the write-off of purchased, in-process research and development related to this acquisition and additional amounts of goodwill that will be amortized in future years.

     When used in this discussion, the words "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Factors which could affect the Company's financial results are described below and under the caption "Risk Factors" in the Company's Registration Statement on form S-3 filed October 23, 1997. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

Results of Operations

   Net sales. Net sales increased 32% to $14,781,000 in the quarter ended September 30, 1997, from $11,221,000 in the comparable 1996 quarter. The increase resulted primarily from sales of advanced CTI applications, which increased 47% from the comparable prior-year quarter, and represented 54% of net sales, as compared with 49% in the comparable prior-year quarter. Sales of basic messaging systems decreased 17% in the current quarter as compared to the comparable prior-year quarter and represented 16% of net sales. The lower-margin basic messaging market continues to be affected by price pressures from competitive offerings. International sales for the third quarter of 1997 increased 67% compared to the third quarter of 1996, and represented 22% of total net sales.

   For the nine months ended September 30, 1997, net sales increased 29% to $40,503,000 from $31,457,000 in the comparable prior-year period. The increase resulted primarily from sales of advanced CTI applications, which increased 57% over the comparable period of 1996, and represented 58% of net sales, as compared with 47% of net sales in the 1996 period. Sales of CTI-ready systems represented 10% of net sales in the nine months ended September 30, 1997, as compared with 14% of net sales in the comparable 1996 period. The lower-margin basic messaging market continued to be affected by price pressures from competitive offerings. Basic messaging sales declined 18% in the first nine months of 1997 from the first nine months of 1996, and represented 17% of net sales in the 1997 period compared to 27% of net sales in the 1996 period. Sales to the installed base increased 62% in the nine months ended September 30, 1997 from the nine months ended September 30, 1996 due to accelerated marketing efforts of telephony-oriented products and the inclusion of maintenance and spare parts sales related to the January 1997 acquisition of selected assets of Telcom Technologies. Sales to the installed base represented 15% of net sales for the nine months ended September 30, 1997, an increase from 12% of net sales in the comparable 1996 period. International sales for the first nine months of 1997 increased 55% compared to the comparable prior-year period, and represented 21% of total sales.

   Gross profit. Gross profit as a percentage of net sales improved to 63.0% in the quarter ended September 30, 1996, as compared to 62.6% in the comparable prior-year quarter, due to the favorable sales mix of advanced CTI applications as compared with basic messaging systems. Because advanced CTI application products contain a higher software content, gross margins are typically higher than other sales. Also, the basic messaging market continues to be very competitive, resulting in downward pressure on prices and margins.

   For the nine months ended September 30, 1997, gross profit as a percentage of net sales improved to 62.9% from 61.6% in the comparable prior-year period, due primarily to the favorable mix of advanced CTI application sales.

   Research and development. Research and development expenses increased to $1,678,000 in the quarter ended September 30, 1997 from $1,093,000 in the comparable prior-year period, due primarily to increased personnel costs relating to acceleration of certain development projects and the inclusion of the recently formed call center development group, which was acquired from Telcom Technologies. Research and development expenses for the current quarter represented 11.4% of net sales as compared with 9.7% of net sales in the comparable prior-year quarter. For the nine months ended September 30, 1997 research and development expenses increased to $4,747,000 from $3,029,000 in the comparable prior-year period and represented 11.7% of sales.

   Sales, general and administrative. Sales, general and administrative expenses increased to $4,599,000 in the quarter ended September 30, 1997 from $3,719,000 in the comparable prior-year period, due primarily to increased personnel-related costs of domestic and international development of both the telephony-oriented and computer-oriented distribution channels and the new product launches of CallXpress for Windows NT and AgentXpress for Windows NT. Sales, general and administrative costs for the current quarter represented 31.1% of net sales as compared with 33.1% in the comparable prior-year period. Sales, general and administrative expenses for the nine months ended September 30, 1997 included amortization of $0.5 million of goodwill relating to acquisitions. For the nine months ended September 30, 1997 sales, general and administrative expenses increased to $13,422,000 from $10,565,000 in the comparable prior-year period and represented 33.2% of sales.

   Operating income. Operating income for the quarter ended September 30, 1997 increased to $3,029,000, or 20.5% of net sales, from $2,207,000 in the comparable prior-year quarter, due to increased sales, higher gross profits and controlled expenses.

   In the first quarter of 1997, the Company recognized a nonrecurring charge of $3,898,000 for the write-off of purchased, in-process research and development resulting from the acquisition of Telcom Technologies in January 1997. In the comparable prior-year period, the Company recognized a $4,140,000 similar charge resulting from the January 1996 acquisition of RightFAX. As a result, the company recognized operating income of $3,413,000 for the nine months ended September 30, 1997 and $1,639,000 in the comparable prior-year period.
Excluding the nonrecurring charges, the Company's operating income for the first nine months of 1997 would have been $7,311,000, or 18.1% of net sales, as compared with $5,779,000 in the comparable prior-year period.

   Other income, net. Net other income was $265,000 in the quarter ended September 30, 1997, as compared to $252,000 in the comparable prior-year quarter. For the nine months ended September 30, 1997 net other income was $783,000 as compared to $650,000 in the comparable prior-year period.

   Income tax expense. The effective tax rate for the quarters ended September 30, 1997 and 1996 was 36.0%, with income tax expense for the quarters ended September 30, 1997 and 1996 of $1,185,000 and $886,000, respectively. The acquisition of Telcom Technologies in 1997 was a taxable purchase of assets, and, therefore, the resulting excess of purchase price over net tangible assets acquired is deductible for income tax purposes. By contrast, the excess of the purchase price over net tangible assets acquired associated with the acquisition of RightFAX in 1996 is not tax deductible. Primarily as a result of the differing tax treatment of the two acquisitions, the Company recognized an income tax expense of $1,510,000 in the first nine months of 1997, as compared to an income tax expense of $2,315,000 in the comparable period in 1996.

   Net income (loss). The Company recognized net income of $2,109,000 or $0.33 per primary share for the quarter ended September 30, 1997, as compared to $1,573,000 or $0.26 per primary share for the comparable prior-year quarter.
Due to the first quarter nonrecurring charges discussed above, the Company recognized net income for the nine months ended September 30, 1997 of $2,686,000 compared to a net loss of $26,000 in the comparable 1996 period. Excluding these nonrecurring charges, net income for the first nine months of 1997 would have been $5,181,000 or $0.84 per primary share as compared with $4,114,000, or $0.68 per primary share, in the comparable prior-year period.

Liquidity and Capital Resources

   Cash provided by operating activities in the nine months ended September 30, 1997 was $5.8 million due primarily to continuing profitable operations. The average accounts receivable collection period remained unchanged at approximately 40 days. Inventories increased to $4.5 million at September 30, 1997 from $2.5 million at December 31, 1996, due primarily to the acquisition of assets of Telcom Technologies and the ramp-up of production of AgentXpress for Windows NT and CallXpress for Windows NT.

   In January 1997, the Company acquired selected assets and liabilities of Telcom Technologies. The purchase price for the acquisition was $3.5 million in cash, plus warrants to purchase 100,000 shares of the Company's common stock exercisable at $13.36 per share, which may be exercised any time prior to January 3, 2002. The Company accounted for the business combination as a purchase and recognized a nonrecurring charge of $3.9 million in the first quarter of 1997, representing the value of the purchased, in-process research and development.

   In January 1996, the Company acquired RightFAX through a merger of RightFAX into a wholly owned subsidiary of the Company. The purchase price for the acquisition paid at the closing was $4.2 million in cash plus 163,000 shares of the Company's common stock. Approximately $4.1 million of the purchase price was recognized as a nonrecurring charge in the first quarter of 1996, representing the value of purchased, in-process research and development. The remaining intangible assets are being amortized over seven years from the date of acquisition. In addition, the Company paid $1.4 million in cash and 95,000 shares of the Company's common stock in 1997, relating to the 1996 earn out and guaranteed value of the Company's common stock. As a result of the earn out, the Company recorded an additional $2.0 million of goodwill at December 31, 1996. The former shareholders of RightFAX are entitled to receive additional consideration of up to $1.8 million in a combination of cash and the Company's common stock, if certain revenue and profit margin goals are achieved by RightFAX during 1997 and 1998.

   In October 1997, the Company acquired all the outstanding capital stock of CommercePath from Forest City Trading Group, Inc. for $10.7 million in cash. In connection with the acquisition, the Company also granted options to purchase 120,000 shares of Common Stock, at an exercise price of $28.09 per share, to two of CommercePath's executive officers. The Company will account for the acquisition as a purchase and expects to record a nonrecurring charge of approximately $7.2 million for the write-off of purchased, in-process research and development. In addition, the Company will record additional amounts of goodwill that will be amortized over the future years.

   The Company expects that its current cash, cash flow from operations, and available bank line of credit will provide sufficient working capital for operations for the foreseeable future.

                         Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             11.1   Computation of Earnings Per Share

             27.1   Financial Data Schedule

        (b)  Reports on Form 8-K

             The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997. On October 22, 1997, the Company filed a report on form 8-K relating to the acquisition of CommercePath.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Applied Voice Technology, Inc.
                                    (Registrant)


Date:  November 10, 1997            By: /s/ ROGER A. FUKAI
                                            ---------------------------
                                            Roger A. Fukai
                                            Senior Vice President
                                            Finance and Administration,
                                            Chief Financial Officer


                                            Signing on behalf of registrant and
                                               as principal financial officer