Form 10-K
period 1997-12-31
APPLIED VOICE TECHNOLOGY INC /WA/
filed 1998-03-30
CIK 931784

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
  ACT OF 1934

  For the fiscal year ended: December 31, 1997

                                       OR

[_]  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
  EXCHANGE ACT OF 1934

  For the transition period from                TO
                                 --------------    ---------------

                        Commission file number: 0-25186

                         APPLIED VOICE TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

Washington                                     91-1190085
(State or other jurisdiction of                (IRS EMPLOYER
incorporation or organization                  IDENTIFICATION NO.)

11410 N.E. 122nd Way
Kirkland, WA.                                  98034
(Address of principal executive offices)       (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (425) 820-6000

SECURITIES REGISTERED PURSUANT TO SECTION 12(d) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                     --------------------------------------
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Aggregate market value of voting stock held by non-affiliates of the registrant as of March 6, 1998 was $160,140,080 (based upon the closing sale price of $33.25 per share on the Nasdaq National Market on such date).

Number of shares of Common Stock outstanding as of March 6, 1998 was 5,939,344


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders to be held May 6, 1998 are incorporated by reference in response to
Part III, Items 10-13 (Directors and Executive Officers of the Registrant)

                               TABLE OF CONTENTS

PART I
Item 1.     BUSINESS......................................................  1
            Industry Background...........................................  1
            The AVT Solution..............................................  1
            Strategy......................................................  2
            Products......................................................  3
            Distribution..................................................  6
            Product Support...............................................  8
            Product Development...........................................  8
            Proprietary Rights............................................  9
            Competition...................................................  9
            Manufacturing................................................. 10
            Employees..................................................... 10
Item 2.     PROPERTIES.................................................... 10
Item 3.     LEGAL PROCEEDINGS............................................. 10
Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........... 10

PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            SHAREHOLDER MATTERS........................................... 11
Item 6.     SELECTED CONSOLIDATED FINANCIAL DATA.......................... 11
Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS........................... 12
            RISK FACTORS.................................................. 18
Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................... 23
Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE........................... 36

PART III

Item 10-13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............ 37

PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K...................................................... 38

                                     PART 1


Item 1.  BUSINESS

  The Company is a leading provider of software-based computer-telephony solutions for medium-sized enterprises. The Company provides flexible, cost-effective products that address the voice messaging, call center, fax server and production fax markets, and distributes these products primarily through independent distributors and value-added resellers. The Company's products run on off-the-shelf hardware, support Window NT and OS/2, and interface with a wide variety of telephony and computer equipment.

INDUSTRY BACKGROUND

  Businesses are increasingly using information technology to improve customer service, increase employee productivity, decrease costs and more efficiently disseminate information. As the amount of information exchanged between organizations increases, and the diversity of the delivery formats and combinations used by organizations to exchange this information becomes more complex, there is a growing need for organizations to find new ways to manage information in a more timely and cost-effective manner.

  In response to the growth in voice communications, organizations are increasingly using voice messaging, call centers with automated intelligent routing and IVR systems that provide voice-prompted access to data. These computer-telephony solutions allow employees to more effectively manage communications, significantly improve call center efficiency, and allow easy access by telephone to large amounts of information that resides on computer databases.

  The growth in data communications presents additional opportunities for accessing and sending information. For example, organizations are deploying LAN-based fax servers to store, forward and broadcast their growing volume of facsimile traffic in an efficient manner. Electronic messaging over LANs, the Internet and corporate intranets has emerged as another way to access data and disseminate information. This rapid increase in multiple forms of voice and data communication has further accentuated the need for organizations to optimize their information management capabilities and integrate voice and data communications.

  Large corporations have been the first to implement systems that provide enhanced voice and data integration. These large systems typically have been based on proprietary hardware and software and are not cost-effective for medium-sized organizations or smaller offices of large organizations. However, to remain competitive these medium-sized entities require systems with the same functionality to provide a comparable level of interaction with customers and vendors and to reduce operating costs. These organizations do not typically have the resources or the number of users required to purchase, customize and maintain proprietary solutions. Rather, they require cost-effective computer-telephony solutions that provide open standards-based interfaces to a broad range of voice and data equipment, flexibility to add new functionality and scaleable capacity to add new users, and that operate on readily available hardware.

THE AVT SOLUTION

  The Company is a leading provider of software-based computer-telephony solutions for medium-sized enterprises. These solutions are designed to enhance individual and work group productivity, improve customer service, reduce business operating costs and simplify information access and dissemination. The Company's products provide enhanced voice and data integration through applications such as unified voice and data messaging, call center management, IVR and document distribution. The Company's products run on off-the-shelf server hardware, support Windows NT and OS/2, and interface with a wide variety of telephony and computer equipment.

STRATEGY

  The Company's mission is to provide cost-effective, innovative computer-telephony software products that operate on industry-standard computer platforms, and market those products throughout the world. Key components of the Company's strategy include:

  Provide Complete Software-based Computer-telephony Solutions. The Company is focused on providing a comprehensive and affordable set of software-based computer-telephony solutions designed to enhance productivity, improve customer service, reduce business operating costs and simplify access to data and dissemination of information. The Company's products provide enhanced voice and data integration through applications such as unified voice and data messaging, call center management, IVR and document distribution.

  Focus on Medium-sized Enterprise Market. The Company currently targets enterprises with 100 to 2,000 employees, including divisions and subsidiaries of Fortune 1000 companies. The Company's strategy is to continue to invest in new product development and marketing initiatives to gain market share and further meet the computer-telephony needs of medium-sized enterprises.

  Leverage Telephony and Data Expertise. The Company has established a knowledge base in the development of call processing, voice processing and call switching applications, as well as LAN, Internet and corporate intranet software applications. The Company believes that its expertise in these areas enables it to efficiently bring to market innovative software products that unify and exchange information on and between the telephone and computer. While the Company's product lines all provide computer-telephony functionality, the Company tailors its products to take advantage of the distinct telephony-oriented and computer-oriented distribution channels. The Company intends to leverage its expertise to continue to develop channel-specific products and to introduce new products that further integrate its telephony and computer capabilities.

  Capitalize on Installed Base. The Company intends to capitalize on its installed base by offering add-on modules, software upgrades and new products, all of which provide increased capacity and functionality. Moreover, the Company believes the migration of many of its customers to the Windows NT operating system will present it with a significant opportunity to sell Windows NT product upgrades.

  Utilize Capabilities of Multiple Distribution Channels. The Company targets medium-sized enterprises primarily through telephony-oriented distributors and computer-oriented value-added resellers. The Company believes that some enterprises will evaluate computer-telephony solutions from a telephony perspective while others will focus on data-centric solutions. The use of multiple distribution channels that target many of the same potential customers increases the likelihood that the Company's products will be sold to a particular customer. The Company intends to broaden its distribution channels by expanding its direct sales efforts and by continuing to enter into distribution agreements with private label OEMs and other strategic partners, such as the recently signed agreement with Ericsson Enterprise Networks AB.

  Grow Through Strategic Acquisitions. The Company believes that growth through strategic acquisitions of complementary technologies, products and distribution channels offers the potential for significant competitive advantage. The Company's open-systems technology facilitates the rapid integration of and linkage to other complementary open-systems technologies. The Company believes it is therefore able to accelerate introduction of new technologies to the market through acquisition, and to respond rapidly to industry changes and opportunities.

  Pursue International Opportunities. The Company believes that the markets for CTI products outside the United States will experience accelerated growth in the next few years. To pursue these opportunities, the Company intends to continue to localize its products for specific markets and to actively recruit new dealers, distributors and strategic partners internationally.

PRODUCTS

  The Company's product lines include both telephony-oriented and computer-oriented products. The Company's telephony-oriented product lines serve the messaging and call center markets and focus on voice and call processing, unified messaging, IVR, personal and workgroup call management and call center productivity applications. The Company's computer-oriented product lines target the fax server and production fax markets and focus on high-performance fax processing and unified messaging, as well as Internet, corporate intranet and phone-based information access. The following table provides an overview of the Company's products in each of these markets.

PRODUCT LINE                      Description
 Message Products:

 CallXpress for Windows NT        A multi-application platform for medium-sized to large enterprises that supports
  (Introduced 1997)               4 to 64 ports and runs on Windows NT.

 CallXpress3                      A multi-application platform that has the same capabilities as CallXpress for
  (Introduced 1991)               Windows NT and runs on the OS/2 operating system.

 PhoneXpress                      A call answering, routing and voice messaging system for small to medium-sized
  (Introduced 1993)               enterprises that supports 4 to 16 ports.


 Call Center Products:

 AgentXpress for Windows NT       A high-performance ACD system for medium-sized call centers that runs on
  (Introduced 1997)               Windows NT and supports up to 144 inbound trunk lines and up to 96 agents.

 Enhanced Agent                   Computer-telephony interfaces and applications that support integration of
  (Introduced 1997)               AgentXpress with CallXpress and RightFAX servers.


 RightFAX Products:

 RightFAX 5.0                     A high-performance LAN-based fax server that runs on Windows NT and supports
  (Introduced 1997)               up to 32 fax channels.

 RightFAX Enterprise              An enhanced version of the RightFAX 5.0 software designed for complex, enterprise
  (Introduced 1997)               -wide fax server environments.

 RightFAX 4.5                     A high-performance LAN-based fax server that has the same capabilities as
  (Introduced 1991)               RightFAX 5.0 and runs on the OS/2 operating system.


 CommercePath Products:

 CommercePath for Windows NT      A high-volume, production-oriented server that enables fax and other forms of
  (Introduced 1997)               electronic transmission for electronic commerce applications, supports up to
                                  48 ports and transmits or receives up to 2,800 pages per hour.

 HOST-FAX for Unix                A high-volume, production-oriented line of fax servers based on the Unix operating
  (Introduced 1991)               system with many of the same capabilities found in CommercePath for Windows NT.

 MESSAGING PRODUCTS

  CallXpress Line

  The CallXpress family of products consists of CallXpress3 and CallXpress for Windows NT. CallXpress3, introduced in early 1991, is a multi-application computer-telephony platform that runs on the OS/2 operating system. Succeeding CallXpress3 as the Company's premier telephony-oriented product offering, CallXpress for Windows NT was introduced in early 1997. CallXpress for Windows NT is designed to take advantage of the advanced capabilities of the Windows NT operating system, and includes significant improvements to the system's installation and administrative capabilities and increased fax functionality. The CallXpress line is designed to support from 4 to 64 telephone ports and can serve the needs of small to large enterprises.

  The Company's CallXpress messaging products are either sold as software kits to dealers who obtain their own hardware, or sold fully integrated on Company-provided PC hardware platforms. Software kits consist of software, documentation, a hardware security key, voice cards and fax cards. Fully integrated systems include all the components supplied in the software kits, plus fully integrated and tested PCs, disk drive storage devices of various sizes and configurations, modems, monitors and keyboards. While CallXpress was developed with a telephony orientation, it is designed to link with computer-oriented solutions through its standard LAN-connection and software-modular packaging.

  CallXpress application modules consist of software programs that operate in an integrated, multi-tasking environment and are not dependent on secondary hardware processors. Modules may be purchased either at the time of initial installation or as subsequent add-ons. CallXpress software modules are divided into three application categories: call processing, unified messaging, and call center productivity.

 Call Processing Applications

  Automated Attendant/Voice Mail. The Automated Attendant/Voice Mail module answers calls on the first ring and invites the caller to enter an extension number, wait on the line for a receptionist or leave a voice mail message. The Audiotext feature of the Automated Attendant/Voice Mail module acts as a "spoken bulletin board."

  Digital Networking. With the Digital Networking module, a company with multiple locations can link its offices together, thereby allowing subscribers at each location to send and receive voice and fax messages to and from any other office in the network using the Internet or corporate intranet.

 Unified Messaging Applications

  Desktop Message Manager. Desktop Message Manager provides a visual interface to the subscriber's unified mailbox, letting the subscriber know who sent a message, the type of message sent, when it arrived, whether it is urgent and its length. The module will play back voice mail messages on the subscriber's telephone or voice-enabled PC, as well as display fax messages on the computer screen. A related module provides the subscriber with a visual interface to manage his or her CallXpress unified mailbox from Microsoft Outlook.

  E-Mail Access. E-Mail Access provides a subscriber with the option to hear electronic mail text messages through text-to-speech capabilities or convert them into faxes through text-to-fax capabilities. E-Mail Access integrates with Lotus cc:Mail, Lotus Notes, Microsoft Mail and Microsoft Exchange.

  Fax Mail. The Fax Mail module provides store and forward capabilities for fax documents identical to those provided for voice messages. The Company's Fax Server supported under CallXpress for Windows NT extends the capabilities of Fax Mail to include the full feature set, performance and capacity of the RightFAX fax server.

  Call Center Productivity Applications

  Automated Agent. Automated Agent is an interactive voice response module that enables complete application solutions to be designed for specific business functions such as catalog ordering and college registration. Automated Agent can be connected to the corporate database through a variety of host computer and LAN-based interfaces.

  Fax Response. The Fax Response module provides documents such as order acknowledgments or printouts of customer accounts requested by callers through the Automated Agent module.

  Desktop Call Manager. Desktop Call Manager provides intelligent, real-time management of incoming calls, allowing the subscriber or member of a workgroup to take the call, take a message, or redirect the call. Incoming calls are identified by Caller ID, prompting the system to display the caller's identity on the subscriber's PC. Desktop Call Manager can be a very cost-effective application for smaller, informal call centers where an ACD system cannot be cost-justified.

  Faxtext. The Faxtext module provides callers 24-hour access to requested information such as product literature, specification sheets, rate sheets, technical bulletins or other types of information a company may want to quickly and easily communicate via fax.

  PHONEXPRESS

  PhoneXpress is designed to meet the requirements of small- to medium-sized enterprises that require full-featured automated attendant and voice mail functions. PhoneXpress is based on the same core technology as CallXpress3, but does not provide the application interfaces to support all the advanced computer-telephony applications of unified messaging and call center productivity. PhoneXpress is designed to support from 4 to 16 ports and can be configured with faxtext and networking capability to provide a cost-effective branch voice processing system for enterprise-wide networks. PhoneXpress, like CallXpress messaging products, is available as a software kit or as a completely integrated system.

 CALL CENTER PRODUCTS

  AgentXpress for Windows NT

  AgentXpress for Windows NT is the Company's first product resulting from the acquisition of selected assets and liabilities of Telcom Technologies in early 1997. AgentXpress for Windows NT, launched in the second quarter of 1997, brings a high-performance ACD offering to the Company's advanced computer-telephony application product line targeted at the call center. AgentXpress is an open systems-based platform, supporting up to 144 incoming trunk lines, including analog T1 or ISDN connections, and up to 96 agents utilizing either analog or digital display phone sets. Designed for the medium-sized call center, the system contains a variety of features and functions at a price point below comparable proprietary systems. Up to 16 AgentXpress systems can be networked together to form a distributed call center environment capable of supporting up to 1,536 agents and 2,300 incoming calls at any one time.

  AgentXpress is sold as a complete turnkey system with fully integrated and tested PCs, disk drive storage devices of various sizes and configurations, voice cards, trunk cards, modems, monitors, keyboards and digital display phones.

  ENHANCED AGENT

  Enhanced Agent is a set of computer-telephony interfaces and applications designed to extend the capabilities of AgentXpress to support integration with CallXpress and RightFAX computer-telephony servers. Features provided by Enhanced Agent include seamless transfers of callers to voice mail, the use of IVR scripting for sophisticated caller interrogation, the ability for agents to transmit fax-based information to callers while on the line, and the simultaneous delivery through screen pops of computer-based caller information to the agent assigned the call.

  RIGHTFAX PRODUCTS

  The RightFAX high-performance, LAN-based fax servers are designed for businesses with high fax traffic, with many fax users, or that require secure and confidential fax management. The RightFAX products consist of server software, fax cards and desktop clients. Desktop clients can fax documents directly from any Windows application on their LAN-connected PC. All fax processing is performed on the server, thereby eliminating the need for a fax modem or telephone line connected directly to each user's PC. In addition, because the fax processing is performed on the server, the user's application sends the information to be faxed to the server, where all the conversions to fax format and outbound calling and transmission are managed. RightFAX products are sold in software kit form with or without fax cards.

  Like the Company's telephony-oriented products, RightFAX provides a mailbox to receive incoming faxes, which can be routed to the user's mailbox in a variety of ways, including OCR (optical character recognition) of a cover page. The fax is digitally stored and can be viewed on a PC connected to the LAN or from any web browser on a PC connected to the Internet. Faxes can then be printed on any printer connected to the LAN or the user's PC, forwarded to other users on the RightFAX server, or re-faxed to any other fax machine in the world. Since the fax has been stored digitally, there is no further degradation due to multiple scannings through standalone fax machines.

  RightFAX 4.5 runs on the OS/2 operating system and RightFAX 5.0 runs on the Windows NT operating system. The newly announced RightFAX Enterprise product offers more advanced features, including least-cost routing, Internet and corporate intranet capabilities and load-sharing features for multiple server environments. RightFAX servers can be configured from 1 to 32 simultaneous inbound/outbound fax channels, supporting analog or digital T1 connectivity. Capacity is added by installing voice/fax cards and by purchasing port licenses. RightFAX servers are compatible with all major network operating systems and are sold as either software licenses or software kits (including fax cards).

 COMMERCEPATH PRODUCTS

  CommercePath offers a high-volume, production-oriented line of servers that attach to mainframe, midrange or network "host" computers and enable fax and other forms of electronic transmission for applications on specific host computers. Sold most often into high-volume business-to-business electronic commerce environments, these servers are used to convert, transmit or receive thousands of production documents such as purchase orders, order acknowledgments, invoices or statements per hour.

  CommercePath software is licensed for either Unix or Windows NT environments starting with a base set of software known as the CommercePath environment. Functions are purchased in individual module sets. These modules include Hostfax, Responsefax, EDI-Interpoint, Internetlink and a set of desktop applications know as Workstation. Capacity is added by installing voice/fax cards and by purchasing port licenses.

  CommercePath servers support up to 48 simultaneous inbound/outbound channels per server, and analog or digital T1 connectivity, plus simultaneous attachments to multiple hosts and printers. Each system is scaleable to transmit/receive faxes at a rate of up to 2,800 pages per hour. CommercePath servers are sold as complete turnkey systems with fully integrated and tested PCs, disk drive storage devices of various sizes and configurations, voice and fax cards, modems, monitors and keyboards.

DISTRIBUTION

  The Company sells its products primarily through an indirect channel of resellers and distributors, as well as through direct sales and OEM and private label agreements. The Company believes that some enterprises will evaluate computer-telephony solutions from a telephony perspective while others will be more data-focused. The use of multiple distribution channels that access many of the same potential customers increases the likelihood that the Company's products will be sold to a particular customer. The Company has built large telephony-oriented and computer-oriented distribution channels in the United States and is developing its international distribution channels. The Company recently took a significant step toward expanding its international distribution channels by forming a strategic relationship with Ericsson Enterprise Networks AB ("Ericsson"). See "--OEM/Strategic Accounts." No single customer represented 10% or more of the Company's net sales during 1996 or 1997. See "Risk Factors-- Dependence on Indirect Distribution."

 Telephony-Oriented Distribution

  The Company currently derives a substantial percentage of its U.S. telephony-oriented sales revenues from over 400 wholesale dealers and distributors comprised of customer premise telephone equipment dealers and voice processing specialists. This channel consists primarily of national telephone equipment dealers and regionally focused organizations and is serviced by 20 employees. The Company continues to selectively recruit additional dealers, focusing on those capable of marketing and servicing advanced computer-telephony application products.

  Dealers are required to attend Company-sponsored training sessions on system usage, installation, maintenance and customer support. Advanced training is also available from the Company on an ongoing basis. All dealers are subject to agreements with the Company covering matters such as payment terms, protection of proprietary rights and nonexclusivity of sales territories, but these agreements generally do not restrict the dealer's ability to carry competitive products.

 Computer-Oriented Distribution

  In the United States, the Company's computer-oriented sales force sells most of the Company's computer-oriented products through an indirect channel of value-added resellers, independent software vendors, and professional services companies specializing in custom systems development. These computer-oriented resellers are small- to medium-sized regionally-focused organizations. In addition, the Company markets its computer-oriented products directly to end-user customers through trade shows and journal advertisements. As of December 31, 1997, this sales force consisted of 29 employees.

  The Company's CommercePath products are marketed exclusively through its CommercePath subsidiary using a direct, in-house sales force, which, as of December 31, 1997, consisted of 19 persons.

 OEM/Strategic Accounts

  To broaden its access to certain markets, the Company has entered into distribution and private label/OEM agreements with Dictaphone Corporation and Fujitsu Business Communications Systems Inc. to sell private label versions of the Company's CallXpress3 and PhoneXpress products, and has an arrangement with Cardiff Software, Inc. to sell a private label version of its RightFAX products. The Company expects to pursue additional OEM and private label agreements in the future. As of December 31, 1997 the Company had three employees focused on OEM and strategic accounts. In December 1997, the Company entered into an OEM agreement with Ericsson. The agreement provides for the integration of the Company's CallXpress for Windows NT application into certain Ericsson systems that will be distributed and marketed by Ericsson worldwide. The agreement also provides for certain joint product development initiatives.

 International Distribution

  The international market for computer-telephony products is not as developed as the market in the United States. The Company believes that over the next few years the market for both telephony-oriented and computer-oriented computer-telephony products will grow faster internationally than in the United States. To address this opportunity, the Company is developing broad coverage of international markets through a variety of dealer, distributor, and strategic relationships. To date, the majority of the Company's international sales have been in English-speaking countries: Canada, Australia, the United Kingdom, South Africa and New Zealand. The Company expects its accelerated distribution development and product localization efforts of the past few years will result in a higher growth rate in non-English-speaking countries than in English-speaking countries. The Company is actively recruiting new dealers and distributors in international markets. The Company has sales offices in Canada, the United Kingdom, Germany, Hong Kong and Dubai. Although the Company's sales to date have generally been denominated in U.S. dollars, the Company expects that in the future an increasing portion of its international sales will be made in local currencies. See "Risk Factors--Risks of International Markets" and Note 1 to the Consolidated Financial Statements.

PRODUCT SUPPORT

  The Company's dealers and distributors are primarily responsible for supporting end-users of the Company's products. The Company provides telephone-based technical support to its dealers and distributors. Telephone support service hours to dealers have been expanded to more effectively service non-U.S. customers. The Company has also expanded its technical training offerings of both telephony-oriented and computer-oriented products to its dealers. The Company provides limited warranties on its RightFAX products and certain hardware components distributed in conjunction with its products.

  The majority of product support is provided by the Company within three months of product shipment, and the estimated cost of such support is recognized as product revenues are recorded. The Company generally charges its customers separately for post-sale updates and upgrades.

PRODUCT DEVELOPMENT

  The Company has established a knowledge base in the development of call processing, voice processing and call switching applications, as well as in the development of LAN and Internet software applications. The Company believes that its expertise in these areas enable it to efficiently bring to market innovative software products that unify and exchange information on and between the telephone and computer.

  The Company maintains four product development centers: CallXpress and PhoneXpress products are developed in Kirkland, Washington; AgentXpress products in Montclair, California; RightFAX products in Tucson, Arizona; and CommercePath products in Portland, Oregon. In total, the Company employed, as of December 31, 1997, 108 engineers, technicians and quality assurance specialists in its development centers. While development efforts in the past have been separate, the convergence of technologies is allowing the Company to collaborate and leverage development efforts among these groups. An example of such collaborative efforts is the incorporation of the RightFAX fax server into the CallXpress for Windows NT products. The Company expects these cross-development efforts to increase in the future.

  The Company internally develops its core technology, but believes that it is more cost-effective to license from third parties certain components of its products, such as database software, screen viewers, voice and fax cards and network connectors. Whenever practical, the Company will license and integrate such technology into its product offerings in order to decrease the cost of development and shorten the time to market. In addition, the Company also believes that the acquisition of new technology and new product offerings is consistent with its strategic initiatives and will continue to pursue such opportunities as they become available.

  The Company believes that, for its product offerings to continue to achieve acceptance, it will be necessary to continue to develop enhanced versions of its computer-telephony applications. Over the past year the Company has released major new versions of its products which operate in the Windows NT environment. The Company expects to continue to expend significant research and development efforts in developing new technology, but does not expect to introduce as many new product lines in future years as in 1997. See "Risk Factors--Rapidly Changing Technology and Customer Needs."

  Additionally, with international markets expected to grow at a faster rate than the North American market over the next several years, the Company intends to continue to develop versions of its products that have been localized for foreign markets. Localization includes converting client screens, documentation, and voice-prompt sets into foreign languages. The Company anticipates expending significant research and development resources to develop localized versions of its products.

PROPRIETARY RIGHTS

  AVT relies on a combination of patents, copyright, trademark and trade secret laws, nondisclosure and other agreements and technical measures to protect its proprietary technology. The Company has received a patent in the area of unified messaging. There can be no assurance that the Company's efforts to protect its proprietary rights will be successful. AVT has periodically received letters from third parties asserting patent rights. Following analysis, the Company generally has not believed it necessary to license any of the patent rights referred to in such letters. In those cases in which the Company has determined a license of patent rights was necessary, it has entered into a license agreement. The Company believes that any necessary licenses or other rights under patents to products or features could be obtained on conditions that would not have a material adverse effect on its financial condition, although there can be no assurance in this regard. See "Risk Factors--Limited Intellectual Property Protection; Potential Infringements."

  The Company licenses certain portions of its technology from third parties under written agreements, some of which contain provisions for ongoing royalty payments. As of December 31, 1997, the Company had license agreements with Octel Corporation, Syntellect Inc., Intelligent Environments, Inc. and International Business Machines Corporation.

COMPETITION

  The computer-telephony market is highly competitive and the Company believes that the competitive pressures it faces are likely to intensify, particularly as new offerings based on the Windows NT operating system emerge. System features, product pricing, ease of use and installation, sales engineering and marketing support, and product reliability are the primary bases of competition. The Company believes that it competes favorably with respect to these factors in its target markets. See "Risk Factors--Competition."

  The Company's principal competitors in the telephony-oriented market for voice messaging and unified messaging systems are independent suppliers, including the Octel Messaging Division of Lucent Technologies, Inc., Centigram Communications Corporation, Active Voice Corporation, Voysys Corporation and Callware Technologies, Inc. The Company's principal competitors in the call center systems market are manufacturers such as Aspect Telecommunications Corporation and Rockwell International Corporation. PBX and key telephone systems manufacturers such as Lucent Technologies, Inc., Northern Telecom Ltd., Siemens Business Communication Systems, Inc., Executone Information Systems, Inc., Panasonic Communications and Systems Co., NEC America, Inc. and Toshiba America Information Systems, Inc. also compete with the Company by offering integrated voice messaging systems, unified messaging systems and ACD systems of their own design or under various OEM agreements.

  In the market for LAN-based facsimile systems, the Company's principal competitors are Omtool, Ltd., Optus Software, Inc., Alcom Corporation and Computer Associates International, Inc. The Company's fax server products also compete with vendors offering a range of alternative facsimile solutions, including operating systems containing facsimile and document transmission features, low-end fax modem products, desktop fax software, single-platform facsimile software products and customized proprietary software solutions. In the market for production facsimile systems, the Company's principal competitors are Biscom, Inc., Teubner & Associates and Topcall International AG.

MANUFACTURING

  The Company's manufacturing operations consist primarily of diskette duplication, documentation fulfillment, final assembly and quality control testing of materials, subassemblies and systems. Some limited hardware fabrication is performed by third parties for the Company on certain telephone switch integration modules, for which the Company has designed a proprietary device to emulate a particular manufacturer's telephone station set, and for certain internal "switching" components and digital hand sets used in the Company's ACD products. The Company is dependent on third-party manufacturers and vendors for certain critical hardware components such as PC chassis, keyboards, disk drives, monitors, memory modules and other miscellaneous components.

  The Company's products incorporate a number of commercially available application cards, fax cards, voice cards and circuit boards that enable integration with certain telephone switches. The Company currently purchases voice cards from Dialogic, Natural Microsystems Corp. and Mitel Corp. The Company purchases fax cards from Brooktrout and Dialogic. See "Risk Factors-- Dependence on Suppliers."

EMPLOYEES

  As of December 31, 1997, the Company had 285 full-time employees, including 39 in administration, 24 in manufacturing, 108 in engineering and product development, and 114 in sales, marketing and technical support. The Company's employees enter into agreements containing confidentiality restrictions. The Company has never had a work stoppage and no employees are represented by a labor organization. The Company considers its employee relations to be good.

ITEM 2.   PROPERTIES

  The Company's headquarters and its telephony-oriented administrative, engineering, manufacturing and marketing operations are located in approximately 58,000 square feet of space in Kirkland, Washington under a lease that expires in January 2003. The Company also conducts telephony-oriented operations in approximately 10,000 square feet of leased space in Montclair, California. The Company's computer-oriented operations are primarily located in approximately 14,000 square feet of leased space in Tucson, Arizona and approximately 8,570 square feet of leased space in Portland, Oregon.

  The Company believes that these facilities are adequate to meet its current needs and that suitable additional or alternative space will be available, as needed, in the future on commercially reasonable terms.

ITEM 3.   LEGAL PROCEEDINGS

  The Company is not a party to any material pending legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

Item 5. MARKET FOR REGISTRATION'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  The information required by this Item is incorporated by reference to information contained in Note 9 to the Consolidated Financial Statements:
Quarterly Financial Data and Market Information (unaudited).

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                     YEAR ENDED DECEMBER 31,
                                                                         ------------------------------------------------
                                                                           1993      1994      1995      1996      1997
                                                                         --------  --------  --------  --------  --------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Income Data:
  Net sales............................................................   $21,253   $28,761   $31,284   $44,127   $58,091
  Cost of sales........................................................     9,623    12,391    13,364    16,895    21,066
                                                                          -------   -------   -------   -------   -------
  Gross profit.........................................................    11,630    16,370    17,920    27,232    37,025
                                                                          -------   -------   -------   -------   -------
  Operating expenses:
     Research and development..........................................     2,421     2,671     2,732     4,149     6,719
     Selling, general and administrative...............................     6,795     8,357     8,458    14,509    19,212
     Write-off of purchased, in-process research and
      development(1)...................................................        --        --        --     4,140    11,025
                                                                          -------   -------   -------   -------   -------
     Total operating expenses..........................................     9,216    11,028    11,190    22,798    36,956
                                                                          -------   -------   -------   -------   -------
  Operating income.....................................................     2,414     5,342     6,730     4,434        69
  Other income, net....................................................        68       294     1,116       919     1,070
                                                                          -------   -------   -------   -------   -------
  Income before income tax expense.....................................     2,482     5,636     7,846     5,353     1,139
  Income tax expense(2)................................................        --     1,398     2,512     3,419       410
                                                                          -------   -------   -------   -------   -------
  Net income...........................................................   $ 2,482   $ 4,238   $ 5,334   $ 1,934   $   729
                                                                          =======   =======   =======   =======   =======
  Diluted earnings per common share(3).................................     $0.69     $1.04     $0.95     $0.33     $0.12
  Net income excluding nonrecurring items(4)...........................   $ 2,482   $ 4,238   $ 5,334   $ 6,074   $ 7,785
  Diluted earnings per common share excluding nonrecurring
   Items(3)(4).........................................................     $0.69     $1.04     $0.95     $1.03     $1.24
  Weighted average common and common equivalent shares
   outstanding(3)......................................................     3,621     4,071     5,611     5,874     6,299

                                                                                          DECEMBER 31,
                                                                         -----------------------------------------------
                                                                          1993      1994      1995      1996      1997
                                                                         -------  --------  --------  --------  --------
                                                                                         (IN THOUSANDS)
Balance Sheet Data:
  Cash, cash equivalents and short-term investments....................   $1,817   $22,685   $24,446   $27,679   $22,233
  Working capital......................................................    3,948    24,294    29,670    30,870    27,926
  Total assets.........................................................    7,639    28,944    36,932    46,127    54,410
  Long-term debt, less current portion.................................       --        --       899       313        --
  Total shareholders' equity...........................................    4,795    24,998    32,889    38,883    43,010

(1)  Reflects nonrecurring charges of $4,140,000, $3,898,000 and $7,127,000 for the write-off of purchased, in-process research and development associated with the acquisition of RightFAX in January 1996, Telcom Technologies in January 1997 and CommercePath in October 1997, respectively.
(2) The Company utilized all its remaining net operating loss carryforwards in the year ended December 31, 1993, and therefore recognized no income tax expense in that year.
(3) Computed on the basis described in Note 1 to the Consolidated Financial Statements.
(4) Excludes the effect of the nonrecurring charges in 1996 and 1997 referred to above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company is a leading provider of software-based computer-telephony solutions for medium-sized enterprises. These solutions are designed to enhance individual and work group productivity, improve customer service, reduce business operating costs and simplify access to data and dissemination of information. The Company's products provide enhanced voice and data integration through applications such as unified voice and data messaging, call center management, IVR and document distribution. The Company's key products are multi-application computer-telephony platforms that run on off-the-shelf hardware, support Windows NT and OS/2, and interface with a wide variety of telephony and computer equipment. The Company also offers add-on modules and software upgrades that provide increased capacity and functionality.

  The Company sells its products primarily through an indirect channel of resellers and distributors, as well as through direct sales and OEM and private label agreements. The Company expanded its product offerings significantly in 1997 by releasing Windows NT-based products in each of its main product categories. The Company's telephony-oriented products include: CallXpress for Windows NT and CallXpress3, the Company's premier multi-application, high-capacity computer-telephony product lines; PhoneXpress, a full-featured voice messaging system for small- to medium-sized enterprises; AgentXpress for Windows NT, a high-performance Windows NT-based ACD system for medium-sized call centers; and Enhanced Agent, a set of interfaces and applications designed to extend the capabilities of AgentXpress. The Company's computer-oriented products include RightFAX 5.0 and RightFAX Enterprise, the Company's LAN-based fax server lines for Windows NT, and RightFAX 4.5, which runs on the OS/2 operating system. With the completion of its acquisition of CommercePath in October 1997, the Company added the CommercePath line of production document delivery systems for Unix and Windows NT to its computer-oriented product line.

  The Company's products address the needs of four segments of the computer-telephony market: advanced computer telephony integration ("CTI") applications, CTI-ready systems, basic messaging systems, and installed base add-ons and service. Advanced CTI application products include CallXpress for Windows NT and CallXpress3 systems sold with at least one advanced CTI application module (in addition to voice mail/automated attendant), AgentXpress for Windows NT, the RightFAX line of fax servers and the CommercePath line of production fax systems. CTI-ready systems are CallXpress for Windows NT and CallXpress3 systems sold initially with voice mail/automated attendant capabilities only, but which can be easily upgraded to include advanced computer-telephony features. The basic messaging market is addressed by the PhoneXpress product. Sales to the installed base of non-CTI capability-enhancing add-ons, capacity-increasing upgrades, maintenance, training and service parts represent the fourth market segment.

  Since January 1996, the Company has made three strategic acquisitions, each of which was accounted for as a purchase. The Company acquired RightFAX, a developer of LAN-based fax server software, in January 1996. In January 1997, the Company acquired selected assets and liabilities of Telcom Technologies, a developer of NT-based open-architecture ACD systems. In October 1997, the Company acquired CommercePath, a developer of high-volume production-oriented fax servers. In connection with the RightFAX, Telcom Technologies and CommercePath acquisitions, the Company recorded nonrecurring charges of $4.1 million, $3.9 million and $7.1 million, respectively, in January 1996, January 1997 and October 1997 for the write-off of purchased, in-process research and development, and recorded additional amounts of goodwill that are being amortized over future years. See "--Liquidity and Capital Resources" and Note 8 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Company's consolidated statements of income.

                                                                                             Year Ended December 31,
                                                                                    ------------------------------------------
                                                                                         1995           1996          1997
                                                                                    --------------  ------------  ------------
Net sales.........................................................................          100.0%        100.0%        100.0%
Cost of sales.....................................................................           42.7          38.3          36.3
                                                                                            -----         -----         -----
Gross profit......................................................................           57.3          61.7          63.7
Operating expenses:
  Research and development........................................................            8.7           9.4          11.6
  Selling, general and administrative.............................................           27.1          32.9          33.1
  Write-off of purchased, in-process research and development.....................             --           9.4          18.9
                                                                                            -----         -----         -----
  Total operating expenses........................................................           35.8          51.7          63.6
Operating income..................................................................           21.5          10.0           0.1
Other income, net.................................................................            3.6           2.1           1.9
                                                                                            -----         -----         -----
Income before income tax expense..................................................           25.1          12.1           2.0
Income tax expense................................................................            8.0           7.7           0.7
                                                                                            -----         -----         -----
Net income........................................................................           17.1%          4.4%          1.3%
                                                                                            =====         =====         =====

 NET SALES

  The Company derives net sales primarily from initial sales of software kits and licenses and fully integrated systems, as well as follow-on sales of add-on software modules and product upgrades. Sales to dealers and distributors are recognized when the products are shipped. The sales mix among the Company's four market segments and between software kits and fully integrated systems affects both net sales and gross margin. Because of their hardware components, fully integrated systems generate higher revenue per unit and lower margins than comparable software kits. Advanced CTI application systems generally are sold at a higher unit price and with a higher gross margin than basic messaging systems due to the additional software modules purchased and the higher mix of software kits and software licenses as compared to fully integrated systems. Over the past two years, sales have shifted toward higher-margin advanced CTI products and software kits from lower-margin CTI-ready systems and basic messaging products, but there can be no assurance that this trend will continue. See "Risk Factors--Fluctuations in Quarterly Operating Results; Limited Backlog" and "--Declining Average Sales Prices."

  Years ended December 31, 1997 and 1996. Net sales increased 32% to $58.1 million in 1997 from $44.1 million in 1996. The increase resulted primarily from sales of advanced CTI application systems, which increased 63% in 1997, and represented 60% of net sales, as compared to 49% of net sales in 1996. This trend is consistent with the Company's strategic emphasis on advanced CTI applications rather than on lower-margin basic messaging sales. The Company introduced new, Windows NT-based, advanced CTI-oriented product lines in the first half of 1997 and included CommercePath's results of operations beginning in November 1997. Sales of CTI-ready systems decreased 8% in 1997 from 1996, and represented 9% of net sales in 1997, as compared to 13% of net sales in 1996. The lower-margin basic messaging market continued to be affected by price pressures from competitive offerings. Basic messaging sales declined 18% in 1997 from 1996, and represented 17% of net sales in 1997 compared to 26% of net sales in 1996. Sales to the installed base increased 59% in 1997 from 1996 due to accelerated marketing efforts of telephony-oriented products and the inclusion of maintenance and spare parts sales related to the January 1997 acquisition of selected assets of Telcom Technologies. Sales to the installed base represented 14% of net sales in 1997, an increase from 12% of net sales in 1996. International sales for 1997 increased 50% from 1996, and represented 21% of net sales.

  Years ended December 31, 1996 and 1995. Net sales increased 41% to $44.1 million in 1996 from $31.3 million in 1995, due primarily to the growth in sales of advanced CTI applications. Advanced CTI application product sales increased 163% and represented 49% of 1996 net sales as compared to 26% of 1995 net sales. In addition to the inclusion of RightFAX sales for the first time, the Company introduced major enhancements to both the CallXpress3 and RightFAX product lines during 1996, which contributed to this significant growth. In 1996 a higher percentage of CallXpress3 systems were sold with advanced CTI application modules (as compared to voice mail/automated attendant functions only) than in 1995, resulting in CTI-ready sales declining to 13% of 1996 net sales from 22% of 1995 net sales. Sales of basic messaging products were essentially unchanged and represented 26% of net sales in 1996, down from 37% in 1995. Add-on and service sales increased 11%, representing 12% of 1996 net sales. International sales increased 83% in 1996 over 1995 and represented 18% of net sales, due primarily to growth in Europe. The Company significantly increased its efforts in 1996 to develop distribution outside the United States to gain a foothold in the emerging international CTI marketplace.

 GROSS PROFIT

  Years ended December 31, 1997 and 1996. Gross profit as a percentage of net sales improved to 63.7% in 1997, as compared to 61.7% in 1996, due primarily to the favorable sales mix of advanced CTI applications as compared to basic messaging systems. Gross profit on basic messaging system sales in 1997 continued to be negatively affected by price erosion and a higher ratio of fully integrated systems as compared to advanced CTI application systems.

  Years ended December 31, 1996 and 1995. Gross profit as a percentage of net sales improved to 61.7% in 1996 from 57.3% in 1995 due to the continued product mix shift toward software kits and software licenses, as opposed to fully integrated systems, and the growth in advanced CTI application products.

 RESEARCH AND DEVELOPMENT

  Years ended December 31, 1997 and 1996. Research and development expenses increased 62% to $6.7 million in 1997 from $4.1 million in 1996, due primarily to increased personnel costs relating to acceleration of certain development projects, the inclusion of the recently formed call center development group, which was acquired from Telcom Technologies, and research and development expenses associated with CommercePath. As a percentage of net sales, research and development expenses represented 11.6% in 1997, as compared to 9.4% in 1996.

  Years ended December 31, 1996 and 1995. Research and development expenses increased 52% to $4.1 million in 1996 from $2.7 million in 1995 due to the addition of software development and quality assurance personnel associated with the computer-oriented RightFAX product line and the accelerated development of CallXpress3 version 4.0, several CallXpress3 advanced CTI modules, and other advanced development projects. Accordingly, research and development expenses as a percentage of net sales increased to 9.4% in 1996 from 8.7% in 1995.

 SELLING, GENERAL AND ADMINISTRATIVE

  Years ended December 31, 1997 and 1996. Selling, general and administrative expenses increased 32% to $19.2 million in 1997 from $14.5 million in 1996, due primarily to increased personnel-related costs of domestic and international development of both the telephony-oriented and computer-oriented distribution channels, the new product launches of CallXpress for Windows NT and AgentXpress for Windows NT, and the inclusion of CommercePath expenses for the last two months of 1997. Selling, general and administrative expenses for 1997 included amortization of $0.7 million of goodwill relating to acquisitions. Selling, general and administrative expenses represented 33.1% of net sales in 1997, as compared to 32.9% in 1996.

  Years ended December 31, 1996 and 1995. Selling, general and administrative expenses increased 72% to $14.5 million in 1996 from $8.5 million in 1995, due primarily to the Company's expanded distribution efforts in the computer-oriented channel resulting from the RightFAX acquisition, as well as significant increases in its telephony-oriented worldwide sales management organization and expanded marketing programs. Selling, general and administrative expenses accordingly increased to 32.9% of net sales in 1996 from 27.1% of net sales in 1995.

  WRITE-OFF OF PURCHASED, IN-PROCESS RESEARCH AND DEVELOPMENT

  In connection with the acquisitions of Telcom Technologies and CommercePath, the Company recognized nonrecurring charges of $3.9 million and $7.1 million in the first and fourth quarters of 1997, respectively, for the write-off of purchased, in-process research and development. The Company recognized a nonrecurring charge of $4.1 million in the first quarter of 1996 for the write-off of purchased, in-process research and development associated with the acquisition of RightFAX. The Company did not record any such charges in 1995.

  OTHER INCOME, NET

  For the year ended December 31, 1997, other income increased to $1.1 million from $0.9 million for 1996. Other income decreased to $0.9 million in 1996 from $1.1 million in 1995 because cash and investment balances declined in early 1996 as a result of payments made related to the RightFAX acquisition.

 INCOME TAX EXPENSE

  Years ended December 31, 1997 and 1996. The effective income tax rate in both 1997 and 1996 was 36%, excluding acquisition-related charges. The acquisitions of Telcom Technologies and CommercePath in 1997 were taxable transactions, and, therefore, the resulting excess of purchase price over net tangible assets acquired is deductible for income tax purposes. By contrast, the excess of the purchase price over net tangible assets acquired associated with the acquisition of RightFAX in 1996 is not tax deductible. Primarily as a result of the differing tax treatment of these acquisitions, the Company recognized an income tax expense of $0.4 million in 1997, as compared to an income tax expense of $3.4 million in 1996.

  Years ended December 31, 1996 and 1995. The Company's effective tax rate increased to 36% in 1996 from 32% in 1995, excluding the effect of the nondeductible, nonrecurring charge for the write-off of purchased, in-process research and development discussed above. The increase was due primarily to the effect of federal, state and foreign income and franchise taxes.

 NET INCOME AND NET INCOME PER SHARE

  Years ended December 31, 1997 and 1996. The Company recognized net income in 1997 of $0.7 million as compared to $1.9 million in 1996. Excluding the nonrecurring charges related to the RightFAX, Telcom Technologies and CommercePath transactions discussed above, net income for 1997 would have increased 28% to $7.8 million, from $6.1 million in 1996. Diluted net income per share, excluding the nonrecurring charges, increased to $1.24 per share in 1997 from $1.03 per share in 1996.

  Years ended December 31, 1996 and 1995. Net income excluding the nonrecurring charge increased 14% to $6.1 million in 1996 from $5.3 million in 1995. Diluted net income per share, excluding the nonrecurring charge, increased to $1.03 in 1996 from $0.95 in 1995. Including the nonrecurring charge, net income in 1996 was $1.9 million and diluted net income per share was $0.33.

LIQUIDITY AND CAPITAL RESOURCES

  Cash and cash equivalents and short-term investments decreased to $22.2 million at December 31, 1997 from $27.7 million at December 31, 1996 and from $24.4 million at December 31, 1995, due primarily to the 1997 acquisitions of Telcom Technologies and CommercePath. Cash flow generated from operating activities was $10.6 million, $8.2 million and $2.3 million in the years ended December 31, 1997, 1996 and 1995, respectively. The increases resulted primarily from profitable operations.

  In February 1995, the Company prepaid the remaining balance due under a royalty agreement associated with a 1989 business combination. See Note 6 to the Consolidated Financial Statements. The cash disbursement, which amounted to $1.8 million, was recorded as an intangible asset and has been amortized over the remaining term of the original royalty agreement, approximately six years. In addition, the Company amended a license agreement in September 1995, prepaying its remaining royalty obligation by issuing a note in the amount of $1.9 million payable in 12 equal quarterly installments of $161,417 each, including imputed interest at 8.75% per annum. The Company amended an additional license agreement in July 1996, prepaying its remaining royalty obligation by issuing a non-interest-bearing note for $450,000 that was fully paid prior to December 31, 1996. For each of these license agreement amendments, the related intangible asset is being amortized on a straight-line basis over the average remaining lives of the patents, which are approximately 12 years in the case of the license amended in September 1995 and approximately seven years in the case of the license amended in July 1996.

  In January 1996, the Company acquired RightFAX for $4.2 million in cash plus 163,000 shares of Common Stock. The business combination was accounted for as a purchase. Approximately $4.1 million of the purchase price was recognized as a nonrecurring charge in the first quarter of 1996, representing the value of purchased, in-process research and development. The remaining intangible assets are being amortized over seven years from the date of acquisition. In addition, the Company paid $1.4 million in cash and issued 95,000 shares of Common Stock in 1997 relating to the 1996 earn out and guaranteed value of the Common Stock. As a result of the earn out, the Company recorded additional goodwill of $1.3 million and $2.0 million at December 31, 1997 and 1996, respectively. The former shareholders of RightFAX are entitled to receive additional consideration of up to $0.5 million in a combination of cash and Common Stock if certain revenue and profit margin goals are achieved by RightFAX during 1998.

  In January 1997, the Company acquired selected assets and liabilities of Telcom Technologies. The purchase price for the acquisition was $3.5 million in cash, plus warrants to purchase 100,000 shares of Common Stock exercisable at $13.36 per share, which may be exercised any time prior to January 3, 2002. The Company accounted for the business combination as a purchase and recognized a nonrecurring charge of $3.9 million in the first quarter of 1997, representing the value of the purchased, in-process research and development.

  In October 1997, the Company acquired all the outstanding capital stock of CommercePath from Forest City Trading Group, Inc. for $10.4 million in cash. In connection with the acquisition, the Company also granted options to purchase 120,000 shares of Common Stock, at an exercise price of $28.09 per share, to two of CommercePath's executive officers. The Company has accounted for the acquisition as a purchase and recorded a nonrecurring charge of $7.1 million for the write-off of purchased, in-process research and development. In addition, the Company will record additional amounts of goodwill that will be amortized over future years. See Note 8 to the Consolidated Financial Statements.

  At December 31, 1997, the Company had a $4.0 million unsecured revolving line of credit, none of which was outstanding. The Company's line of credit expires in May 1999 and contains certain financial covenants and restrictions as to various matters. The Company is currently in compliance with all such covenants and restrictions. Borrowings under the line of credit bear interest at the bank's prime rate or its interbank offering rate plus 1.50%, at the Company's option.

  The Company invested $1.1 million, $0.9 million and $0.7 million in equipment and leasehold improvements in the years ended December 31, 1997, 1996 and 1995, respectively. Equipment purchases in such years consisted primarily of computer hardware and software.

  The Company expects that its current cash, cash flow from operations and available bank line of credit, will provide sufficient working capital for operations for the foreseeable future.

IMPACT OF THE YEAR 2000 ISSUE

  The Company has developed a plan to ensure its systems and products are compliant with the requirements to process transactions in the year 2000. The Company believes that with upgrades to existing software the impact of the Year 2000 Issue can be mitigated. However, if such upgrades, modifications and conversions are not made, or are not made in a timely manner, the Year 2000 Issue could have a material impact on the Company's operations.

  The Company is currently in the process of completing all necessary updates to its programs and equipment to ensure they will continue to be effective in the year 2000. Amounts incurred are being expensed as incurred and are not expected to be material. The Company plans to complete the Year 2000 project not later than December 31, 1998.

  The costs of the Year 2000 project and the date on which the Company plans to complete Year 2000 modifications are based on managements' best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

CERTAIN TRENDS AND UNCERTAINTIES

  When used in this discussion, the words "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Factors which could affect the Company's financial results are described below under "Risk Factors" and in Item 1 (Business) of this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

                                  RISK FACTORS

  Fluctuations in Quarterly Operating Results; Limited Backlog. The Company's quarterly results of operations are subject to significant fluctuations due to a variety of factors, including the timing of customer orders, changes in the Company's mix of products and distribution channels, the announcement or introduction of new products by the Company or its competitors, pricing pressures and general economic conditions. For example, mix shifts between fully integrated systems and software kits result in fluctuations in gross margins because fully integrated systems generate higher revenue per unit but have lower margins due to their hardware component. The Company's results of operations also may fluctuate as a result of seasonal factors. Specifically, due to typical year-end dealer sales patterns and end-user buying patterns, net sales in the Company's first quarter, without taking into account the effect of acquisitions, have in the past declined from the fourth quarter of the previous year. Because substantially all of the Company's revenues in each quarter result from orders received in that quarter, the Company has historically operated with little or no backlog. The Company establishes its expenditure levels for product development and other operating expenses based on its expected revenues, and expenses are relatively fixed in the short term. As a result, variations in the timing of sales can cause significant variations in quarterly results of operations. Accordingly, the Company's results of operations for any period are not necessarily indicative of results for any future period.

  Dependence on Indirect Distribution. A substantial majority of the Company's net sales depends on a network of independent telephone equipment dealers and computer-oriented value-added resellers. There is intense competition for the attention of these independent dealers and resellers from both the Company's competitors and from providers of other products normally distributed through these channels. In addition, many of these dealers and resellers do not have the financial resources to withstand a downturn in their businesses. The lack of active effort or interest on the part of these dealers and resellers in selling the Company's products, the loss of a major dealer or reseller, or any other event or condition negatively affecting the distribution network could have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to maintain or expand its network of dealers and resellers in the future or that such dealers and resellers will maintain or expand their present level of efforts to sell the Company's products. See "Business--Distribution."

  Risks Associated With Recent and Future Acquisitions. Since January 1996, the Company has made three strategic acquisitions. While there are currently no specific commitments with respect to any future acquisitions, the Company's management frequently evaluates potential acquisitions of products, technologies and businesses. Acquisitions by the Company may result in the diversion of management's attention from the day-to-day operations of the Company's business and may include numerous other risks, including difficulties in the integration of operations, products and personnel. Efforts to integrate CommercePath are still ongoing as the acquisition was recently completed in October 1997. The failure of efforts to integrate CommercePath or future acquisitions could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, acquisitions by the Company have the potential to result in dilutive issuances of equity securities, the incurrence of debt, write-offs of purchased, in-process research and development and amortization expenses related to goodwill and other intangible assets.

  Rapidly Changing Technology and Customer Needs. The market for the Company's products is subject to rapid technological change, changes in customer requirements and frequent new product and feature introductions. Customer needs and expectations will require the Company to continue to identify, develop and market new products and features that satisfy those needs and keep pace with technological developments, including evolving industry standards and competitive offerings. Such activities will require the Company to make substantial expenditures on product development. In addition, the Company has devoted significant expenditures to technologies that it anticipates will become widely adopted, such as Windows NT and the Internet. There can be no assurance that new products or product enhancements developed by the Company will achieve market acceptance or that the Company will successfully develop new products or product enhancements on a timely basis. Any failure by the Company to anticipate or respond adequately to technological developments, customer requirements or evolving industry standards, or any significant delays in product development or introduction, could have a material adverse effect on AVT's business, results of operations and financial condition. See "Business--Product Development."

  Competition. The computer-telephony market is highly competitive and the Company believes that the competitive pressures it faces are likely to intensify, particularly as new offerings based on the Windows NT operating system emerge.

The Company's principal competitors in the telephony-oriented market for messaging systems are independent suppliers, including the Octel Messaging Division of Lucent Technologies, Inc., Centigram Communications Corporation, Active Voice Corporation, Voysys Corporation and Callware Technologies, Inc. The Company's principal competitors in the call center systems market are manufacturers such as Aspect Telecommunications Corporation and Rockwell International Corporation. In addition to these independent suppliers of computer-telephony solutions, private branch exchange ("PBX") and key telephone systems manufacturers such as Lucent Technologies, Inc., Northern Telecom Ltd., Siemens Business Communication Systems, Inc., Executone Information Systems, Inc., Panasonic Communications and Systems Co., NEC America, Inc. and Toshiba America Information Systems, Inc. also compete with the Company by offering integrated voice messaging systems, unified messaging systems and automatic call distribution ("ACD") systems of their own design or under various OEM agreements.

  In the market for LAN-based facsimile systems, the Company's principal competitors are Omtool, Ltd., Optus Software, Inc., Alcom Corporation and Computer Associates International, Inc. The Company's fax server products also compete with vendors offering a range of alternative facsimile solutions, including operating systems containing facsimile and document transmission features, low-end fax modem products, desktop fax software, single-platform facsimile software products and customized proprietary software solutions. In the market for production facsimile systems, the Company's principal competitors are Biscom, Inc., Teubner & Associates and Topcall International AG.

  The Company believes that further acceptance of open systems architectures and the development of industry standards in the call processing market will eliminate some of the technical barriers to entry, allowing additional competitors to enter the market. Many of the Company's existing competitors have substantially greater technical, financial and marketing resources, as well as larger customer and installed bases and greater name recognition, than the Company. Further, some of the Company's competitors are able to achieve marketing advantages by bundling their call processing equipment or competitive facsimile solutions as part of their broader product offerings. The Company expects its competitors to continue to offer improved product technologies and capabilities, the availability of which could cause a significant decline in sales of the Company's existing products. There can be no assurance that the Company will be able to compete successfully or that such competition will not have a material adverse effect on the Company's business, results of operations or financial condition. See "Business--Competition."

  Declining Average Sales Prices. The Company has experienced declining average sales prices in its basic voice messaging products as a result of competitive pressures and in the future may experience declining prices in some of its other product lines. Declining average sales prices of the Company's more significant product lines could lead to a decline in the Company's overall gross margins. To offset and forestall declining average sales prices, the Company believes that it must continue to develop product enhancements and new products with advanced features that are likely to generate higher-margin incremental revenue. If the Company is unable to develop new products and enhancements in a timely manner or if such products do not achieve significant customer acceptance, the Company's business, results of operations and financial condition could be materially adversely affected. See "--Competition".

  Limited Intellectual Property Protection; Potential Infringements. The Company's success depends in part on its ability to protect its proprietary technology. The Company has received a patent in the area of unified messaging, but there can be no assurance that the claims in the patent will not be successfully challenged or circumvented by competitors, or that the patent will provide competitive advantages for the Company's products. In addition, the Company relies on a combination of copyright, trademark and trade secret laws, nondisclosure and other agreements and technical measures to protect its proprietary technology. There can be no assurance that the Company will be able to obtain any meaningful patent protection for its technology in the future, or that the measures taken by the Company will be adequate to prevent or deter misappropriation of its technology or the development of technologies having similar performance characteristics. The Company's use of open systems architecture in the design of its products may make it easier for competitors to misappropriate or replicate the Company's designs and developments. The computer-telephony software industry has historically been characterized by numerous allegations of patent infringement among competitors, and considerable related litigation. The Company has received claims of patent infringement from several parties and likely will receive additional claims in the future. Although none of these claims has led to litigation to date, the Company's investigation into some of these claims has been limited by, among other things, lack of sufficient information regarding the claims. These claims may yet result in the Company's incurring substantial legal expenses and being required to obtain licenses, pay damages for infringement, or cease offering products that infringe such patents. There can be no assurance that a license under patents or other intellectual property that the Company is allegedly infringing would be available to the Company on reasonable terms, if at all. The inability of the Company to obtain necessary licenses or other rights or to protect its proprietary technology could have a material adverse effect on the Company's business, results of operations and financial condition. See "Business-- Proprietary Rights."

  Risks of International Markets. The Company's future growth depends in part on continued expansion of its international sales, which accounted for approximately 14%, 18% and 21% of net sales in the years ended December 31, 1995, 1996 and 1997, respectively. This expansion requires significant management attention and financial resources, and has resulted in a significant portion of the Company's revenues being subject to the risks associated with international sales. Such risks include necessary product adaptations to local languages and telephone system technology, changes in regulatory requirements, special standards requirements, exposure to exchange rate fluctuations, tariffs and other trade barriers, difficulties in staffing and managing international operations, potentially adverse tax consequences, and uncertainties arising from local business practices and cultural considerations. Although substantially all of the Company's international sales currently are denominated in U.S. dollars, as the Company continues to expand its international operations, it expects its non-dollar-denominated sales and its exposure to gains and losses on international currency transactions to increase. The Company does not currently engage in transactions to hedge against the risk of currency fluctuations. Because most sales are U.S.-dollar denominated, exchange rate fluctuations may make the Company's products noncompetitive in certain markets. Furthermore, continued growth in international markets for the Company's products depends in part on the pace at which various foreign countries are upgrading their telephone systems. There can be no assurance that these factors will not have a material adverse effect on the Company's business, results of operations or financial condition. See "Business--Distribution--International Distribution."

  Dependence on Key Personnel; Management of Growth. The Company's success depends on its ability to attract and retain key personnel involved in engineering, research and development, marketing, sales, finance and administration. In particular, the Company depends to a significant degree on the efforts of its senior management team. The Company does not maintain material key person life insurance. The competition for skilled personnel is intense and the loss of the services of key persons in any functional area could have a material adverse effect on AVT's current operations and on new product development efforts. There can be no assurance that the Company will be able to hire or retain sufficient qualified staff to meet its goals. The Company's success also depends on the ability of its officers and key employees to manage growth successfully and to continue to successfully develop product enhancements and new products. The growth in the Company's business has placed, and is expected to continue to place, significant demands on the Company's management and operations. To manage its growth, the Company must continue to implement and improve its operational, financial and management information systems and expand, train and manage its employees. The Company's failure to manage growth effectively could have a material adverse effect on the Company's business, results of operations or financial condition.

  Dependence on Suppliers. The Company uses standard computer hardware for its products. While most components utilized by the Company are readily available, voice processing circuit boards ("voice cards") and facsimile processing circuit boards ("fax cards") are available in quantity only from three domestic suppliers of voice cards and two domestic suppliers of fax cards. The Company has historically relied almost exclusively on Dialogic Corporation ("Dialogic") for its voice cards, and on Dialogic and Brooktrout Technologies, Inc. ("Brooktrout") for its fax cards, primarily because of volume price discounts and the cost and effort required to develop software for an alternate voice or fax card. If the Company were to experience significant delays, interruptions or reductions in its supply of voice or fax cards, or unfavorable changes to price and delivery terms, the Company's business, results of operations and financial condition would be materially adversely affected. See "Business--Manufacturing."

  Possible Volatility of Stock Price. The market price of the Company's Common Stock has been, and is likely to continue to be, volatile. Factors such as new product announcements or changes in product pricing policies by the Company or its competitors, quarterly fluctuations in the Company's operating results, announcements of technical innovations, announcements relating to strategic relationships or acquisitions, changes in earnings estimates by securities analysts and general conditions in the computer-telephony market, among other factors, may have a significant effect on the market price of the Company's Common Stock. The market prices of securities issued by many companies, particularly in high-technology industries, experience volatility for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         APPLIED VOICE TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                                      December 31,
                                                                                                  ---------------------
                                                                                                     1996       1997
------------------------------------------------------------------------------------------------  ----------  ---------
ASSETS                                                                                               (in thousands)
Current assets:
  Cash and cash equivalents.....................................................................     $12,195    $ 7,965
  Short-term investments........................................................................      15,484     14,268
  Accounts receivable, less allowance of $606,000 and $787,000                                         6,106     10,098
   .....................................
  Inventories...................................................................................       2,458      4,908
  Deferred income taxes.........................................................................         861      1,119
  Prepaid expenses and other....................................................................         502        968
                                                                                                     -------    -------
     Total current assets.......................................................................      37,606     39,326
Equipment and leasehold improvements, net.......................................................       1,479      2,364
Intangibles, net................................................................................       6,847      8,815
Deferred income taxes...........................................................................         195      3,905
                                                                                                     -------    -------
                                                                                                     $46,127    $54,410
                                                                                                     =======    =======
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable..............................................................................     $ 2,033    $ 2,352
  Other current liabilities.....................................................................       3,967      6,114
  Note payable--current portion.................................................................         586        313
  Income taxes payable..........................................................................         345      2,621
                                                                                                     -------    -------
     Total current liabilities..................................................................       6,931     11,400
                                                                                                     -------    -------
Note payable....................................................................................         313         --
Commitments.....................................................................................
Shareholders' equity:
  Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none
    outstanding.................................................................................          --         --
  Common stock, par value $.01 per share, 30,000,000 shares authorized;
    5,425,713, and 5,761,279 outstanding........................................................          54         58
  Additional paid-in capital....................................................................      28,267     31,661
  Retained earnings.............................................................................      10,562     11,291
                                                                                                     -------    -------
     Total shareholders' equity.................................................................      38,883     43,010
                                                                                                     -------    -------
                                                                                                     $46,127    $54,410
                                                                                                     =======    =======


     See the accompanying notes to these consolidated financial statements.

                         APPLIED VOICE TECHNOLOGY, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                            YEAR ENDED DECEMBER 31,
                                                                       ---------------------------------
                                                                          1995        1996       1997
                                                                       ----------  ----------  ---------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE
                                                                                     DATA)
Net sales............................................................     $31,284     $44,127    $58,091
Cost of sales........................................................      13,364      16,895     21,066
                                                                          -------     -------    -------
  Gross profit.......................................................      17,920      27,232     37,025
                                                                          -------     -------    -------
Operating expenses:
  Research and development...........................................       2,732       4,149      6,719
  Selling, general and administrative................................       8,458      14,509     19,212
  Write-off of purchased, in-process research and development........          --       4,140     11,025
                                                                          -------     -------    -------
     Total operating expenses........................................      11,190      22,798     36,956
                                                                          -------     -------    -------
Operating income.....................................................       6,730       4,434         69
                                                                          -------     -------    -------
Other income:
  Interest income....................................................       1,063         909        808
  Other..............................................................          53          10        262
                                                                          -------     -------    -------
     Other income....................................................       1,116         919      1,070
                                                                          -------     -------    -------
Income before income tax expense.....................................       7,846       5,353      1,139
Income tax expense...................................................       2,512       3,419        410
                                                                          -------     -------    -------
Net income...........................................................     $ 5,334     $ 1,934    $   729
                                                                          =======     =======    =======
Basic earnings per common share......................................       $1.05       $0.36      $0.13
Weighted average common shares outstanding...........................       5,096       5,376      5,682
Diluted earnings per common share....................................       $0.95       $0.33      $0.12
Weighted average common and common equivalent shares outstanding.....       5,611       5,874      6,299


     See the accompanying notes to these consolidated financial statements.

                         APPLIED VOICE TECHNOLOGY, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                       COMMON STOCK    ADDITIONAL                                TOTAL
                                                     ----------------   PAID-IN      DEFERRED     RETAINED   SHAREHOLDERS'
                                                     SHARES    AMOUNT   CAPITAL    COMPENSATION   EARNINGS       EQUITY
                                                     ----------------  ----------  -------------  ---------  --------------

                                                                       (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at December 31, 1994.......................   4,903,592   $49     $21,774         $(119)   $ 3,294         $24,998
Unrealized gain on investments.....................          --    --          --            --         22              22
Exercise of overallotment option
 from initial public offering......................     168,750     1       2,039            --         --           2,040
Exercise of stock options..........................      71,698     1         409            --         --             410
Stock compensation expense.........................          --    --          --            85         --              85
Net income.........................................          --    --          --            --      5,334           5,334
                                                      ---------   ---     -------  ------------    -------         -------
Balance at December 31, 1995.......................   5,144,040    51      24,222           (34)     8,650          32,889
Unrealized loss on investments.....................          --    --          --            --        (22)            (22)
Exercise of stock options..........................     118,374     1         617            --         --             618
Stock compensation expense.........................          --    --          --            34         --              34
Stock issued in acquisition........................     163,299     2       3,428            --         --           3,430
Net income.........................................          --    --          --            --      1,934           1,934
                                                      ---------   ---     -------  ------------    -------         -------
Balance at December 31, 1996.......................   5,425,713    54      28,267            --     10,562          38,883
Stock issued in acquisition........................      95,516     1         667            --         --             668
Warrants issued in acquisition.....................          --    --         700            --         --             700
Exercise of stock options..........................     240,050     3       1,465            --         --           1,468
Tax benefit of stock options
 exercised.........................................          --    --         562            --         --             562
Net income.........................................          --    --          --            --        729             729
                                                      ---------   ---     -------  ------------    -------         -------
Balance at December 31, 1997.......................   5,761,279   $58     $31,661         $  --    $11,291         $43,010
                                                      =========   ===     =======  ============    =======         =======


     See the accompanying notes to these consolidated financial statements.

                         APPLIED VOICE TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                      ----------------------------------------
                                                                                          1995          1996          1997
                                                                                      ------------  ------------  ------------
                                                                                                  (IN THOUSANDS)
Cash flows from operating activities:
  Net income........................................................................     $  5,334       $ 1,934      $    729
                                                                                         --------       -------      --------

Adjustments to reconcile net income  to net cash provided by operating activities:
  Depreciation and amortization.....................................................          809         1,395         2,083
  Write-off of purchased, in-process research and development.......................           --         4,140        11,025
  Stock compensation expense........................................................           85            34            --
  Deferred income taxes.............................................................            2          (137)       (3,406)
  Changes in current assets and liabilities:
     Accounts receivable............................................................       (1,732)            5        (1,944)
     Inventories....................................................................         (332)         (551)       (1,239)
     Prepaid expenses and other assets..............................................         (539)         (237)         (340)
     Accounts payable...............................................................           60           241            16
     Accrued compensation and benefits..............................................          (80)          514           (52)
     Income taxes payable...........................................................         (859)          546         2,278
     Other accrued liabilities......................................................         (460)          271         1,124
                                                                                         --------       -------      --------
     Total adjustments..............................................................       (3,046)        6,221         9,545
                                                                                         --------       -------      --------
     Net cash provided by operating activities......................................        2,288         8,155        10,274
                                                                                         --------       -------      --------

Cash flows from investing activities:
  Purchase of equipment and leasehold improvements..................................         (691)         (930)       (1,112)
  Cash paid in acquisition, net of cash acquired....................................           --        (3,318)      (15,426)
  Purchase of short-term investments................................................      (12,175)       (3,309)           --
  Net proceeds from the sale of investments.........................................           --            --         1,216
  Other intangibles and long-term assets............................................       (1,807)           --           (64)
                                                                                         --------       -------      --------
     Net cash used in investing activities..........................................      (14,673)       (7,557)      (15,386)
                                                                                         --------       -------      --------

Cash flows from financing activities:
  Net proceeds from overallotment exercise..........................................        2,040            --            --
  Repayment of long-term debt.......................................................         (289)         (983)         (586)
  Proceeds from sale of common stock................................................          198           331         1,468
                                                                                         --------       -------      --------
     Net cash provided by (used in) financing activities............................        1,949          (652)          882
                                                                                         --------       -------      --------
     Net decrease in cash...........................................................      (10,436)          (54)       (4,230)
Cash and cash equivalents at beginning of period....................................       22,685        12,249        12,195
                                                                                         --------       -------      --------
Cash and cash equivalents at end of period..........................................     $ 12,249       $12,195      $  7,965
                                                                                         ========       =======      ========
Cash paid for interest..............................................................     $     44       $   129      $     57


     See the accompanying notes to these consolidated financial statements.

                         APPLIED VOICE TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Business and Summary of Significant Accounting Policies

 Nature of Business

  Applied Voice Technology, Inc. (the Company), a Washington corporation, provides software-based computer-telephony products for medium-sized enterprises. The Company's products address the voice messaging, call center, fax server and production fax markets and are distributed primarily through independent distributors and value-added resellers. The consolidated financial statements include the accounts of all subsidiaries, all of which are wholly owned, from the date of acquisition, including RightFAX, Inc., as of January 2, 1996, and CommercePath, Inc., as of October 22, 1997. All intercompany accounts have been eliminated.

 Cash and Cash Equivalents

  The Company's policy is to invest cash in excess of operating requirements in income-producing investments. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents include all cash balances and highly liquid investments in a money market fund. Investments are recorded at cost, which approximates market prices.

 Inventories

  Inventories consist primarily of computer assemblies, components and related equipment, and are stated at the lower of cost (first-in, first-out) or market (net realizable value). Inventories consist of the following:

                                                          DECEMBER 31,
                                                   --------------------------
                                                       1996          1997
                                                   ------------  ------------
                                                         (IN THOUSANDS)
  Raw materials and service parts................        $2,193        $4,629
  Finished goods.................................           265           279
                                                         ------        ------
                                                         $2,458        $4,908
                                                         ======        ======

 Equipment and Leasehold Improvements

  Equipment and leasehold improvements are stated at cost and are depreciated on the straight-line method over the estimated useful lives of the assets, which range from three to five years. Equipment and leasehold improvements consist of the following:

                                                           DECEMBER 31,
                                                   ----------------------------
                                                        1996           1997
                                                   --------------  ------------
                                                         (IN THOUSANDS)
  Computers and other equipment..................        $ 4,015       $ 5,758
  Leasehold improvements.........................            339           427
  Furniture and fixtures.........................            372           584
                                                         -------       -------
                                                           4,726         6,769
  Less accumulated depreciation..................         (3,247)       (4,405)
                                                         -------       -------
  Equipment and leasehold improvements, net......        $ 1,479       $ 2,364
                                                         =======       =======

                         APPLIED VOICE TECHNOLOGY, INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --(CONTINUED)

 Intangibles

  Goodwill is being amortized using the straight-line method over its estimated useful life of seven years. License agreements are amortized using the straight-line method over the remaining lives of the related patents, which range from approximately 6 to 12 years.

                                                         DECEMBER 31,
                                                  ---------------------------
                                                      1996           1997
                                                  -------------  ------------
                                                        (IN THOUSANDS)
  Goodwill on CommercePath acquisition..........       $    --       $ 1,793
  Goodwill on RightFAX acquisition..............         4,070         5,406
  License agreements............................         4,068         4,516
                                                       -------       -------
                                                         8,138        11,715
  Less accumulated amortization.................        (1,291)       (2,900)
                                                       -------       -------
  Intangibles, net..............................       $ 6,847       $ 8,815
                                                       =======       =======


 Other Current Liabilities

                                                          DECEMBER 31,
                                                     -----------------------
                                                        1996         1997
                                                     -----------  ----------
                                                         (IN THOUSANDS)
   Accrued compensation and benefits...............       $1,252      $1,485
   Acquisition costs...............................        1,408       1,336
   Deferred maintenance revenue....................          519       1,891
   Other...........................................          788       1,402
                                                          ------      ------
   Other current liabilities.......................       $3,967      $6,114
                                                          ======      ======


 Use of Estimates

  The preparation of the Company's consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior period balances have been reclassified to conform with the current period presentation.

 Revenue Recognition

  Revenues from sales to dealers are recognized when the products are shipped. When the Company has an installation obligation, revenues are recognized when product installation is complete. Revenues from extended warranty agreements are recognized over the lives of the related service contracts on the straight-line method. The Company accrues estimated costs of technical support to customers as related revenues are recognized.

 Research and Development Costs

  Research and development costs are expensed as incurred. The Company has not capitalized any software development costs, as technological feasibility is not generally established until substantially all development is complete.

                         APPLIED VOICE TECHNOLOGY, INC.

 Earnings Per Share

  Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share were computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding during the year plus the net additional shares that would have been issued had all dilutive options been exercised less shares that would be repurchased with the proceeds from such exercise. Dilutive options are those that have an exercise price which is less than the average stock price during the year. In 1997, the Company adopted SFAS No. 128, "Earnings per Share." As a result, the Company's reported earnings per share for the years presented has been restated.

  The computation of diluted earnings per common share is as follows:

                                                                                   Year Ended December 31,
                                                                             ------------------------------------
                                                                                1995         1996        1997
                                                                             -----------  ----------  -----------
                                                                               (in thousands, except per share
                                                                                           amounts)
Diluted earnings per common share:
   Net income..............................................................      $5,334      $1,934       $  729
                                                                                 ------      ------       ------
   Weighted average common shares outstanding..............................       5,096       5,376        5,682
   Plus: dilutive options assumed exercised................................         731         796        1,395
   Less: shares assumed repurchased with proceeds from exercise............        (216)       (393)        (812)
   Plus: other common stock equivalents....................................          --          95           34
                                                                                 ------      ------       ------
   Weighted average common and common equivalent shares outstanding........       5,611       5,874        6,299
                                                                                 ------      ------       ------
   Diluted earnings per common share.......................................       $0.95       $0.33        $0.12
                                                                                 ======      ======       ======

 Concentration of Credit Risk; Export Sales

  The Company achieves broad U.S. market coverage for its products primarily through a nationwide network of telephony-oriented dealers and computer-oriented value-added resellers. For the years ended December 31, 1996 and 1997, no customer represented 10% or greater of the Company's net sales. The Company's largest customer represented 12.1% of net sales for the year ended December 31, 1995. The Company performs ongoing credit evaluations of its customers' financial conditions and, generally, no collateral is required.

  The Company's export sales were as follows:

                               YEAR ENDED DECEMBER 31,
                          ---------------------------------
                             1995       1996        1997
                          ----------  ---------  ----------
                                   (IN THOUSANDS)
   Canada...............      $2,055     $2,660     $ 3,395
   Other................       2,315      5,338       8,757
                              ------     ------     -------
                              $4,370     $7,998     $12,152
                              ======     ======     =======

                         APPLIED VOICE TECHNOLOGY, INC.

2.  Income Taxes

  Income taxes are provided for in the consolidated statements of income using the asset and liability method. The difference between the provision for income taxes and the statutory tax rate applied to income before income tax expense is due to certain expenses not being deductible for tax purposes and research and experimentation credits.

  The following is a reconciliation from the U.S. statutory rate to the effective tax rate:

                                                                       YEAR ENDED DECEMBER 31,
                                                           -----------------------------------------------
                                                                1995            1996            1997
                                                           --------------  --------------  ---------------
                                                           AMOUNT     %    AMOUNT     %    AMOUNT     %
                                                           -------  -----  -------  -----  -------  ------
                                                                       (DOLLARS IN THOUSANDS)
Tax at statutory rate....................................  $2,667   34.0%  $1,820   34.0%   $ 387    34.0%
Research and experimentation credit......................     (45)  (0.6)     (69)  (1.3)    (105)   (9.2)
Write-off of purchased, in-process research and
 development.............................................      --     --    1,408   26.3       --      --
Nondeductible goodwill amortization......................      --     --      101    1.9      230    20.2
Nontaxable interest income...............................    (148)  (1.9)    (217)  (4.0)    (235)  (20.6)
State taxes and other....................................      38    0.5      376    7.0      133    11.6
                                                           ------   ----   ------   ----    -----   -----
Income tax expense.......................................  $2,512   32.0%  $3,419   63.9%   $ 410    36.0%
                                                           ======   ====   ======   ====    =====   =====

  Deferred taxes result from temporary differences relating to bad debt and obsolescence reserves, depreciation and amortization and other accruals that are expensed for financial reporting, but are not currently deductible for income tax purposes.

  Income tax expense and cash paid for income taxes are as follows:

                                                      YEAR ENDED DECEMBER 31,
                                              ---------------------------------------
                                                 1995          1996          1997
                                              -----------  ------------  ------------
                                                          (IN THOUSANDS)
  Current...................................       $2,510       $3,556       $ 4,378
  Deferred..................................            2         (137)       (3,968)
                                                   ------       ------       -------
     Total income tax expense...............       $2,512       $3,419       $   410
                                                   ======       ======       =======
  Cash paid for income taxes................       $3,677       $3,010       $ 1,539
                                                   ======       ======       =======

  Significant components of the Company's deferred tax asset as of December 31, 1996 and 1997 are as follows:

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1996         1997
                                                        -----------  ----------
                                                            (IN THOUSANDS)
  Deferred tax assets:
     Accounts receivable allowances...................       $  244      $  283
     Inventories......................................          118          75
     Depreciation and amortization....................          195          64
     Accrued compensation and benefits................          137         171
     Purchased research and development...............           --       3,841
     Other............................................          362         590
                                                             ------      ------
  Deferred tax assets.................................       $1,056      $5,024
                                                             ======      ======

                         APPLIED VOICE TECHNOLOGY, INC.

3.  Shareholders' Equity

  The Company has stock option plans under which employees, directors, officers and other agents may be granted options to purchase common stock. The Company has reserved approximately 1,860,000 shares of common stock for issuance pursuant to these plans upon exercise of outstanding options and upon exercise of options to be granted in the future. Options generally vest over three to four years and expire 10 years from the date of grant. The options are exercisable at prices determined at the discretion of the Board of Directors. The Company accounts for these plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized and is based on the difference between the exercise price and fair market value at the date of grant, if any. Had compensation cost for stock option grants made in 1995, 1996 and 1997 been determined using the fair value method consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                      YEAR ENDED DECEMBER 31,
                                               -------------------------------------
                                                  1995         1996         1997
                                               -----------  -----------  -----------
  Net Income:             As Reported......    $5,334,000   $1,934,000   $ 729,000
                          Pro Forma........    $5,324,000   $  793,000   $(441,000)
  Basic EPS:              As Reported......    $     1.05   $     0.36   $    0.13
                          Pro Forma........    $     1.04   $     0.15   $   (0.08)
  Diluted EPS:            As Reported......    $     0.95   $     0.33   $    0.12
                          Pro Forma........    $     0.95   $     0.14   $   (0.08)

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the year ended December 31, 1997: risk-free interest rates of 6.85%; expected lives of five years; expected volatility of 49%; and $0 dividends. For 1996 and 1995 the following assumptions were used: risk-free interest rates of 6.25%; expected lives of five years; expected volatility of 45%; and $0 dividends.

 Stock Option Plans

  A summary of the status of the Company's stock option plans at December 31, 1995, 1996 and 1997, and the changes during the years then ended, is presented in the table and narrative below:


                                                                1995                  1996                   1997
                                                         -------------------  ---------------------  ---------------------
                                                                   WTD. AVG.              WTD. AVG.              WTD. AVG.
                                                          SHARES   EX. PRICE    SHARES    EX. PRICE    SHARES    EX. PRICE
                                                         --------  ---------  ----------  ---------  ----------  ---------
Outstanding at beginning of period.....................  809,175      $ 2.74    738,284      $ 2.95  1,450,365      $ 8.87
Granted................................................   16,487      $15.56    891,900      $13.26    241,800      $21.72
Exercised..............................................  (71,699)     $ 2.76   (118,374)     $ 2.82   (240,051)     $ 6.11
Canceled...............................................  (15,679)     $ 5.86    (61,445)     $13.02    (32,009)     $13.89
                                                         -------              ---------              ---------
Outstanding at end of period...........................  738,284      $ 2.95  1,450,365      $ 8.87  1,420,105      $11.41
                                                         -------              ---------              ---------
Exercisable at end of period...........................  657,619      $ 2.61    598,236      $ 2.76    736,347      $ 6.93
Weighted average fair value of options granted.........               $ 7.50                 $ 5.77                 $11.01

  Options outstanding have exercise prices ranging from $1.00 to $30.88 per share, with weighted average remaining contractual lives of 7.2 and 6.9 years at December 31, 1996 and 1997, respectively. At December 31, 1997, 332,492 shares of the Company's common stock were available for future grant under the Company's stock option plans.

                         APPLIED VOICE TECHNOLOGY, INC.

 Warrants

  At December 31, 1997, there were outstanding warrants to purchase 100,000 shares of the Company's common stock at $13.36 per share. The warrants were issued in connection with the Telcom Technologies Inc. acquisition discussed in
Note 8 below.

4.  LINE OF CREDIT

  At December 31, 1997, the Company had a $4.0 million unsecured revolving line of credit, none of which was used during the years ended December 31, 1996 and 1997. The Company's line of credit expires in May 1999, and contains certain financial covenants and restrictions as to various matters, including the Company's ability to pay cash dividends without the bank's prior approval. The Company is currently in compliance with such financial covenants and restrictions. Borrowings under the line of credit bear interest at the bank's prime rate or, at the Company's option, its interbank offering rate plus 1.50%. At December 31, 1997, the bank's prime rate was 8.5%, and its interbank offering rate was 5.7%.

5.  SHORT-TERM INVESTMENTS

  The Company has classified its investments as "available-for-sale" and recorded these investments at estimated fair value, with unrealized gains and losses, when material, reported as a component of shareholders' equity.

  Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income over the term of the investment. The cost of securities sold is based upon the specific identification method. Available-for-sale securities as of December 31, 1996 and 1997 consisted of municipal notes and bonds whose amortized cost approximates estimated fair value. The average maturity for these investments is four months.

6.  COMMITMENTS

 Leases

  The Company leases its office space under noncancelable operating leases. Rent expense under the noncancelable leases amounted to $520,000 in 1995, $654,000 in 1996 and $1,048,000 in 1997. Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

   1998...............      $1,231
   1999...............       1,209
   2000...............         917
   2001...............         839
   2002...............         786
                            ------
                            $4,982
                            ======

 Retirement Savings Plan

  The Company offers a 401(k) profit-sharing plan to substantially all of its employees. Company contributions are determined annually and are at the discretion of the Board of Directors. Contributions made to the plan were $40,000 in 1995, $54,000 in 1996 and $165,000 in 1997.

                         APPLIED VOICE TECHNOLOGY, INC.

 License Agreements

  In connection with the acquisition of a business in 1989, the Company agreed to make royalty payments from future sales of the Company's products, up to a maximum of $2,800,000 in total, payable up to $70,000 per quarter, before adjustment for increases in the consumer price index. In February 1995, the Company made a prepayment of $1,808,000 to satisfy this royalty commitment. This intangible is being amortized over the remainder of the original agreement's term (67 months). Amounts charged to expense under this agreement were $324,000 in each of 1995, 1996 and 1997.

  In addition to the agreement mentioned above, the Company has two nonexclusive licenses to sell products using patented technology. In exchange for the licenses, the Company has made quarterly payments equal to 6% of net revenues from sales of components utilized in the Company's products that use the licensed technology.

  In September 1995, the Company renegotiated its royalty obligation for one of these licenses by issuing a note in the amount of $1,937,000, payable in 12 equal quarterly installments of $161,417 each, with the first installment paid upon the signing of the agreement. The Company accrues interest expense at an imputed rate of 8.75% per annum. The Company recorded an intangible for this prepayment in the amount of $1,725,000. The intangible is being amortized on a straight-line basis over the remaining average lives of the related patents (approximately 12 years).

  In July 1996, the Company renegotiated its royalty obligation for the second license by issuing a note in the amount of $450,000, payable over two quarters, with the first installment paid upon the signing of the agreement. The Company accrued interest expense at an imputed rate of 8.5% per annum. This note was satisfied at December 31, 1996. The Company recorded an intangible for this prepayment in the amount of $446,000. The intangible is being amortized on a straight-line basis over the remaining average lives of the related patents (approximately seven years). Amounts charged to expense for the two nonexclusive licenses were $533,000 in 1995 and $212,000 in each of 1996 and 1997.

7.  SUPPLEMENTAL INFORMATION--VALUATION AND QUALIFYING ACCOUNTS

                                                        BALANCE AT  CHARGED TO  CHARGED                   BALANCE
                                                        BEGINNING   COSTS AND   TO OTHER                  AT END
                     DESCRIPTION                        OF PERIOD    EXPENSES   ACCOUNTS  DEDUCTIONS(1)  OF PERIOD
------------------------------------------------------  ----------  ----------  --------  -------------  ---------
                                                                              (IN THOUSANDS)
Allowance for doubtful accounts:
  December 31, 1995...................................        $495          77        --          89          $483
  December 31, 1996...................................        $483         248        --         125          $606
  December 31, 1997...................................        $606         208        97         124          $787

-----------------
(1) Amounts include write-offs of accounts receivable deemed uncollectable.

8.    BUSINESSES ACQUIRED

  On January 3, 1997, the Company acquired selected assets and liabilities of Telcom Technologies Inc., a developer of NT-based open-architecture automatic call distribution systems. The purchase price for the acquisition was $3.5 million in cash, plus warrants to purchase 100,000 shares of the Company's common stock at $13.36 per share, which may be exercised at any time prior to January 3, 2002. The Company accounted for the business combination as a purchase and recognized a nonrecurring charge of $3.9 million in the first quarter of 1997, representing the value of the purchased, in-process research and development.

                         APPLIED VOICE TECHNOLOGY, INC.

  On October 22, 1997, the Company acquired all the outstanding capital stock of CommercePath, Inc. (CommercePath) from Forest City Trading Group, Inc. for $10.4 million in cash. In connection with the acquisition, the Company also granted options to purchase 120,000 shares of the Company's common stock, at an exercise price of $28.09 per share, to two executive officers of CommercePath. The Company accounted for the business combination as a purchase and recorded a nonrecurring charge of $7.1 million in the fourth quarter of 1997, representing the value of the purchased, in-process research and development, and recorded $1.8 million of goodwill that it will amortize over seven years.

  The pro forma unaudited consolidated operating results of the Company for the years ended December 31, 1996 and 1997, assuming the acquisition of CommercePath had been made as of January 1, 1996 and 1997, respectively, are summarized below:

                                                       1996                          1997
                                           -----------------------------  ---------------------------
                                                            PRO FORMA                    PRO FORMA
                                              ACTUAL       (UNAUDITED)      ACTUAL      (UNAUDITED)
                                           -------------  --------------  -----------  --------------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
  Net sales..............................        $44,127        $50,401       $58,091        $63,468
  Net income.............................        $ 1,934        $ 1,811       $   729        $   226
  Diluted earnings per share.............        $  0.33        $  0.31       $  0.12        $  0.04

  These pro forma results have been prepared for comparative purposes only and include certain adjustments such as additional amortization resulting from allocating a portion of the purchase price to goodwill. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on January 1, 1996 or January 1, 1997, as the case may be, or future results of operations of the consolidated entity.

                         APPLIED VOICE TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  QUARTERLY FINANCIAL DATA AND MARKET INFORMATION (UNAUDITED)

                                                                                QUARTER ENDED
                                          --------------------------------------------------------------------------------------
                                            MARCH 31,   JUNE 30,  SEPT. 30,  DEC. 31,  MARCH 31,   JUNE 30,  SEPT. 30,  DEC. 31,
                                               1996       1996      1996       1996       1997       1997      1997       1997
                                            ----------  --------  ---------  --------  ----------  --------  ---------  ---------
                                                                             (IN THOUSANDS EXCEPT PER SHARE DATA)
Net sales.................................    $ 9,556    $10,680    $11,221   $12,670    $12,062    $13,660    $14,781   $17,588
Cost of sales.............................      3,777      4,105      4,202     4,881      4,590      4,958      5,475     6,043
                                              -------    -------    -------   -------    -------    -------    -------   -------
Gross profit..............................      5,779      6,575      7,019     7,859      7,472      8,702      9,306    11,545
Operating expenses:
Research and development..................        935      1,001      1,093     1,120      1,498      1,571      1,678     1,972
Selling, general and
 administrative...........................      3,308      3,538      3,719     3,944      4,183      4,640      4,599     5,790
Write-off of purchased, in-process
 research and development.................      4,140         --         --        --      3,898         --         --     7,127
                                              -------    -------    -------   -------    -------    -------    -------   -------
Total operating expenses..................      8,383      4,539      4,812     5,064      9,579      6,211      6,277    14,889
                                              -------    -------    -------   -------    -------    -------    -------   -------
Operating income (loss)...................     (2,604)     2,036      2,207     2,795     (2,107)     2,491      3,029    (3,344)
Other income, net.........................        173        225        252       269        240        278        265       287
                                              -------    -------    -------   -------    -------    -------    -------   -------
Income (loss) before income tax
expense...................................     (2,431)     2,261      2,459     3,064     (1,867)     2,769      3,294    (3,057)
Income tax expense (benefit)..............        608        821        886     1,104       (672)       997      1,185    (1,100)
                                              -------    -------    -------   -------    -------    -------    -------   -------
Net income (loss).........................    $(3,039)   $ 1,440    $ 1,573   $ 1,960    $(1,195)   $ 1,772    $ 2,109   $(1,957)
                                              =======    =======    =======   =======    =======    =======    =======   =======
Diluted earnings (loss) per common
share (1).................................    $ (0.57)   $  0.24    $  0.26   $  0.33    $ (0.21)   $  0.29    $  0.33   $ (0.34)
Net income excluding nonrecurring
Items.....................................    $ 1,101    $ 1,440    $ 1,573   $ 1,960    $ 1,300    $ 1,772    $ 2,109   $ 2,604
Diluted earnings per common share
excluding nonrecurring items(1)...........    $  0.19    $  0.24    $  0.26   $  0.33    $  0.21    $  0.29    $  0.33   $  0.40
Weighted average common and
common equivalent shares
outstanding...............................      5,305      5,900      5,943     5,940      5,604      6,127      6,343     5,760
Stock price range (2)
High......................................      14.75      15.63      14.13     15.19      20.13      19.38      30.13     32.50
Low.......................................       8.25       9.00       9.75     10.25      11.75      11.38      17.38     19.00

------------------
(1) Earnings per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share amounts will not necessarily equal the total for the year.
(2) The Company's common stock is traded on the Nasdaq National Market under the symbol "AVTC." As of December 31, 1997, there were approximately 60 stockholders of record of the Company's common stock. The Company has not paid any cash dividends on its common stock.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
of Applied Voice Technology, Inc.

  We have audited the accompanying consolidated balance sheets of Applied Voice Technology, Inc. (a Washington corporation) and its subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Applied Voice Technology, Inc. and its subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                 ARTHUR ANDERSEN LLP
Seattle, Washington,
January 23, 1998

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL   DISCLOSURE

  None.


                                    PART III

Item 10-13.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by Part III (Item 10-13) is incorporated by reference to information in the Company's definitive proxy statements which will be filed pursuant to Regulation 14a within 120 days of December 31, 1997.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A. LIST OF DOCUMENTS FILED AS A PART OF THIS REPORT

  1. Index financial statements

     .  Consolidated Balance Sheets--December 31, 1997 and 1996
     .  Consolidated Statements of Income--Years ended December 31, 1997, 1996 and 1995
     .  Consolidated Statements of Shareholders' Equity--Years ended
          December 31, 1997, 1996 and 1995
     .  Consolidated Statements of Cash Flows--Years ended December 31, 1997,
          1996 and 1995
     .  Notes to Consolidated Financial Statements
     .  Report of Independent Public Accountants

  2. Index to Financial Statement Schedules

     .  See Note 8 of Notes to Consolidated Financial Statements--Valuation and
          Qualifying--Accounts

  3. Index to Exhibits

  EXHIBIT NO.                                                   DESCRIPTION
----------------  -------------------------------------------------------------------------------------------------------
       3.1        Restated Articles of Incorporation of Applied Voice Technology, Inc. (A) (Exhibit 3.1)
       3.2        Amended and Restated Bylaws of Applied Voice Technology, Inc. (A)(Exhibit 3.2)
       4.1        Form of Warrant, dated January 3, 1997, issued by Applied Voice Technology, Inc. to shareholders of Telcom Technologies, Inc. (E) (Exhibit 4.1)
     +10.1        1994 Nonemployee Directors Stock Option Plan (A) (Exhibit 10.1)
     +10.2        Restated 1989 Stock Option Plan (F)
     +10.3        1986 Incentive Stock Option Plan (A) (Exhibits 10.3)
     +10.4        Management Incentive Compensation Plan (A) (Exhibit 10.4)
     +10.5        Employment Agreement dated May 1, 1993 between Applied Voice Technology, Inc. and
                  Richard J. LaPorte (A) (Exhibit 10.5)
     +10.6        Form of Indemnification Agreement between Applied Voice Technology, Inc. and each of its directors and officers (A) (Exhibit 10.6)
      10.7        Loan Agreement and Promissory Note dated May 16, 1997 between U.S. Bank of Washington and Applied Voice Technology, Inc.
      10.8        Lease Agreement dated June 30, 1989 between Riggs National Bank of Washington D.C. and
                  Applied Voice Technology, Inc. as amended (A) (Exhibit 10.11)
      10.9        Second Amendment to Lease Agreement dated February 1, 1995 between Riggs National Bank of Washington D.C. and Applied Voice Technology, Inc. (D) (Exhibit 10.11)
     10.10        Third Amendment to Lease Agreement dated May 28, 1997 between Riggs National Bank of
                  Washington D.C. and Applied Voice Technology, Inc.
     10.11        Lease Agreement dated May 28, 1997 between Riggs National Bank of Washington D.C. and
                  Applied Voice Technology, Inc.
    #10.12        Amended Patent License Agreement dated September 29, 1995 between Syntellect
                  Technology Corp. and Applied Voice, Technology Inc. (B) (Exhibit 10.1)
     10.13        Master Software Manufacturing License Agreemented dated June 11, 1992 between Intelligent
                  Environments Inc. and Applied Voice Technology, Inc. as amended (A) (Exhibit 10.16)
     10.14        Agreement and Plan of Merger among Applied Voice Technology, Inc., Cracchiolo & Feder,
                  Inc., the shareholders of Cracchiolo & Feder, Inc. and CFI Acquisition Corp., dated as of
                  January 2, 1996. (C) (Exhibit 10.1)
     10.15        Registration Rights Agreement among Applied Voice Technology, Inc., Joseph J. Cracchiolo and Bradley H. Feder, dated as of January 2, 1996 (C) (Exhibit 10.2)
      21.1        Subsidiaries of Applied Voice Technology, Inc.
      23.1        Consent of Arthur Andersen.
      27.1        Financial Data Schedule for Year End 12/31/1997
      27.2        Restated Financial Data Schedule for Year End 12/31/1997
      27.3        Restated Financial Data Schedule for Year End 12/31/1996

--------------

(A) Previously filed with, and incorporated herein by reference to, designated exhibits to Registration Statement on Form S-1 of Applied Voice Technology, Inc. File No. 33-85452.
(B) Previously filed with, and incorporated by reference to, designated exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
(C) Previously filed with, and incorporated by reference to, designated exhibit to the Company's Current Report on Form 8-K dated January 2, 1996.
(D) Previously filed with, and incorporated by reference to, designated exhibit to the Company's 1995 Annual Report on Form 10-K.
(E) Previously filed with, and incorporated by reference to, designated exhibit to the Company's Current Report on Form 8-K dated January 3, 1997.
(F) Previously filed with, and incorporated by reference to, appendix A to the Company's definitive Proxy Statement dated April 16, 1996.
+  Management contract or compensatory plan or arrangement.
#  Confidential treatment requested for a portion of this agreement.


B.  REPORTS ON FORM 8-K

  The Company filed a Current Report on Form 8-K on October 23, 1997 relating to the Company's acquisition of CommercePath, Inc. (formerly American International Facsimile Products, Inc.). Historical financial information regarding CommercePath, Inc. and pro forma financial information relating to such acquisition was filed by amendments to the October 23, 1997 form 8-K, which were filed on January 5 and January 6, 1998.

SIGNATURES

  Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned, thereunto duly authorized, in the City of Kirkland, State of Washington, on the 23rd day of March, 1998.

                                       APPLIED VOICE TECHNOLOGY, INC.

                                       By: /s/ Richard J. LaPorte
                                       -------------------------------------
                                       Richard J. LaPorte
                                       President and Chief Executive Officer

  Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities indicated below on the 23rd day of March, 1998.

                          SIGNATURE                                                             Title

/s/ Richard J. LaPorte                                          President, Chief Executive Officer and Director
--------------------------------------------------------        (Principal Executive Officer)
RICHARD J. LAPORTE

/s/ Roger A. Fukai                                              Executive Vice President of Finance and Administration and Chief
--------------------------------------------------------        Financial Officer (Principal Financial and Accounting Officer)
ROGER A. FUKAI


/s/ James S. Campbell                                           Director
--------------------------------------------------------
JAMES S. CAMPBELL

/s/ Robert L. Lovely                                            Director
--------------------------------------------------------
ROBERT L. LOVELY

/s/ William L. True                                             Director
--------------------------------------------------------
WILLIAM L. TRUE

                                 EXHIBIT INDEX

       3.1        Restated Articles of Incorporation of Applied Voice Technology, Inc. (A) (Exhibit 3.1)
       3.2        Amended and Restated Bylaws of Applied Voice Technology, Inc. (A)(Exhibit 3.2)
       4.1        Form of Warrant, dated January 3, 1997, issued by Applied Voice Technology, Inc. to shareholders of Telcom Technologies, Inc. (E) (Exhibit 4.1)
     +10.1        1994 Nonemployee Directors Stock Option Plan (A) (Exhibit 10.1)
     +10.2        Restated 1989 Stock Option Plan (F)
     +10.3        1986 Incentive Stock Option Plan (A) (Exhibits 10.3)
     +10.4        Management Incentive Compensation Plan (A) (Exhibit 10.4)
     +10.5        Employment Agreement dated May 1, 1993 between Applied Voice Technology, Inc. and
                  Richard J. LaPorte (A) (Exhibit 10.5)
     +10.6        Form of Indemnification Agreement between Applied Voice Technology, Inc. and each of its directors and officers (A) (Exhibit 10.6)
      10.7        Loan Agreement and Promissory Note dated May 16, 1997 between U.S. Bank of Washington and Applied Voice Technology, Inc.
      10.8        Lease Agreement dated June 30, 1989 between Riggs National Bank of Washington D.C. and
                  Applied Voice Technology, Inc. as amended (A) (Exhibit 10.11)
      10.9        Second Amendment to Lease Agreement dated February 1, 1995 between Riggs National Bank of Washington D.C. and Applied Voice Technology, Inc. (D) (Exhibit 10.11)
     10.10        Third Amendment to Lease Agreement dated May 28, 1997 between Riggs National Bank of
                  Washington D.C. and Applied Voice Technology, Inc.
     10.11        Lease Agreement dated May 28, 1997 between Riggs National Bank of Washington D.C. and
                  Applied Voice Technology, Inc.
    #10.12        Amended Patent License Agreement dated September 29, 1995 between Syntellect
                  Technology Corp. and Applied Voice, Technology Inc. (B) (Exhibit 10.1)
     10.13        Master Software Manufacturing License Agreemented dated June 11, 1992 between Intelligent
                  Environments Inc. and Applied Voice Technology, Inc. as amended (A) (Exhibit 10.16)
     10.14        Agreement and Plan of Merger among Applied Voice Technology, Inc., Cracchiolo & Feder,
                  Inc., the shareholders of Cracchiolo & Feder, Inc. and CFI Acquisition Corp., dated as of
                  January 2, 1996. (C) (Exhibit 10.1)
     10.15        Registration Rights Agreement among Applied Voice Technology, Inc., Joseph J. Cracchiolo and Bradley H. Feder, dated as of January 2, 1996 (C) (Exhibit 10.2)
      21.1        Subsidiaries of Applied Voice Technology, Inc.
      23.1        Consent of Arthur Andersen.
      27.1        Financial Data Schedule for Year End 12/31/1997
      27.2        Restated Financial Data Schedule for Year End 12/31/1997
      27.3        Restated Financial Data Schedule for Year End 12/31/1996
