Form 10-Q
period 1998-03-31
APPLIED VOICE TECHNOLOGY INC /WA/
filed 1998-05-12
CIK 931784

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ______________________

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


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

                                Yes   X     No
                                     ---




The number of outstanding shares of the Registrant's Common Stock as of May 1, 1998 was 5,966,642.

================================================================================

                        APPLIED VOICE TECHNOLOGY, INC.

                                   FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1998

                               TABLE OF CONTENTS



                                                                            PAGE
                                                                            ----

PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements (unaudited).........................   3

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results
                   of Operations............................................   8


PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K.........................  12

Signatures..................................................................  13

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        APPLIED VOICE TECHNOLOGY, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                 MARCH 31,    DECEMBER 31,
                                                   1998           1997
                                                ----------     ----------
                                    ASSETS           (IN THOUSANDS)

Current assets:
  Cash and cash equivalents                     $    7,541     $    7,965
  Short-term investments                            19,009         14,268
  Accounts receivable, net                           9,710         10,098
  Inventories                                        4,365          4,908
  Deferred income taxes                              1,489          1,119
  Prepaid expenses and other                           824            968
                                                ----------     ----------
          Total current assets                      42,938         39,326
                                                ----------     ----------
Equipment and leasehold improvements, net            2,523          2,364
Intangibles, net                                     8,447          8,815
Deferred income taxes                                3,852          3,905
                                                ----------     ----------
                                                $   57,760     $   54,410
                                                ==========     ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $    2,278     $    2,352
  Accrued compensation and benefits                    923          1,485
  Other accrued liabilities                          4,984          4,629
  Note payable                                         158            313
  Federal income taxes payable                       2,654          2,621
                                                ----------     ----------
          Total current liabilities                 10,997         11,400
                                                ----------     ----------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, par value $.01 per share,
   1,000,000 authorized; none outstanding                -              -
  Common stock, par value $.01 per share,
   30,000,000 authorized; 5,931,112 and
   5,761,279 shares outstanding                         59             58
  Additional paid-in capital                        33,495         31,661
  Retained earnings                                 13,209         11,291
                                                ----------     ----------
          Total shareholders' equity                46,763         43,010
                                                ----------     ----------

                                                $   57,760     $   54,410
                                                ==========     ==========

         See accompanying notes to consolidated financial statements.

                         APPLIED VOICE TECHNOLOGY, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                      QUARTER ENDED
                                                        MARCH 31,
                                                  ---------------------
                                                   1998           1997
                                                ----------     ----------
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales                                       $   17,166     $   12,062
Cost of sales                                        6,344          4,590
                                                ----------     ----------
        Gross profit                                10,822          7,472
Operating expenses:
  Research and development                           1,927          1,498
  Sales, general and administrative                  5,846          4,183
  Non-recurring charges (1)                            287          3,898
                                                ----------     ----------
        Total operating expenses                     8,060          9,579
                                                ----------     ----------
Operating income (loss)                              2,762         (2,107)
Other income, net                                      235            240
                                                ----------     ----------
Income (loss) before income taxes                    2,997         (1,867)
Income tax expense (benefit)                         1,079           (672)
                                                ----------     ----------
Net income (loss)                               $    1,918      $  (1,195)
                                                ==========     ==========

Basic earnings  (loss) per common share         $     0.33      $   (0.21)

Weighted average common shares outstanding           5,832          5,604

Diluted earnings (loss) per common share        $     0.29      $   (0.21)

Weighted average common and common equivalent
 shares outstanding                                  6,554          5,604

(1) Non-recurring charges consist of write-off of costs related to the withdrawal of the follow-on stock offering in February, 1998 (originally filed in October 1997) and write-off of the purchased in-process research and development associated with the acquisition of Telcom Technologies in January, 1997.

         See accompanying notes to consolidated financial statements.

                         APPLIED VOICE TECHNOLOGY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                             QUARTER ENDED
                                                                MARCH 31
                                                           ------------------
                                                            1998       1997
                                                          --------   --------
                                                             (IN THOUSANDS)
Cash flows from operating activities:
    Net income (loss)                                      $ 1,918    $(1,195)
                                                           --------   --------
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Depreciation and amortization                              676        476
    Write-off of purchased in-process research and
      development                                               --      3,898

    Deferred income tax asset                                   --     (1,325)
    Changes in current assets and liabilities,
      net of effects of acquisition:
        Accounts receivable                                    388        162
        Inventories                                            543       (851)
        Prepaid expenses and other assets                      144       (344)
        Accounts payable                                       (74)       328
        Accrued compensation and benefits                     (562)      (529)
        Other accrued liabilities                              355         99
        Federal income taxes payable                         1,112        550
                                                           --------   --------
        Total adjustments                                    2,582      2,464
                                                           --------   --------
            Net cash provided by operating activities        4,500      1,269
                                                           --------   --------
Cash flows from investing activities:
    Purchase of equipment and leasehold improvements          (438)      (396)
    Cash paid in acquisition, net of cash acquired              --     (5,052)
    Purchase of short-term investments                      (4,741)      (188)
    Purchase of intangibles and other long-term assets         (29)        --
                                                           --------   --------
            Net cash used by investing activities           (5,208)    (5,636)
                                                           --------   --------
Cash flows from financing activities:
    Repayment of long-term debt                               (155)      (142)
    Proceeds from exercise of stock options                    439        383
                                                           --------   --------
            Net cash provided by financing activities          284        241
                                                           --------   --------
            Net decrease in cash and cash equivalents         (424)    (4,126)
Cash and cash equivalents at beginning of period             7,965     12,195
                                                           --------   --------
Cash and cash equivalents at end of period                 $ 7,541    $ 8,069
                                                           ========   ========
Noncash transactions:
Stock and warrants issued in acquisitions                  $    --    $   700

         See accompanying notes to consolidated financial statements.

                        APPLIED VOICE TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  INTERIM FINANCIAL STATEMENTS

     The accompanying consolidated financial statements of Applied Voice Technology, Inc. and subsidiaries (the Company) are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three month period ended March 31, 1998 are not necessarily indicative of future financial results.

     Certain notes and other information have been condensed or omitted from the interim financial statements presented in this quarterly report on Form 10-Q. Accordingly, these financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1997.

2.  SHORT-TERM INVESTMENTS

     In accordance with FAS 115, the Company has classified its investments as "available-for-sale" and recorded these investments at estimated fair value with unrealized gains and losses, when material, reported as a separate component of Shareholders' Equity.

     Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income over the term of the investment. The cost of securities sold is based upon the specific identification method. Available-for-sale securities as of March 31, 1998 consisted of municipal notes and bonds whose amortized cost approximates estimated fair value. The average maturity for these investments is four months.

3.  INVENTORIES

                                        MARCH 31,          DECEMBER 31,
                                          1998                1997
                                    ----------------     ----------------
                                               (IN THOUSANDS)
  Raw materials and service parts     $     4,115          $     4,629
  Finished goods                              250                  279
                                    ----------------     ----------------
                                      $     4,365          $     4,908
                                    ================     ================

                         APPLIED VOICE TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

4.  EARNINGS PER SHARE

                                                QUARTER ENDED MARCH 31,
                                           -----------------------------------
                                                1998               1997
                                           ---------------    ----------------
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                           -----------------------------------
                                           BASIC   DILUTED    BASIC    DILUTED
                                           -----   -------    -----    -------
Net income                                 $1,918   $1,918   $(1,195)  $(1,195)

Computation of common and common
  equivalent shares outstanding:
    Common Stock                            5,832    5,832     5,604     5,604
    Options                                            722
                                           ------   ------   -------   -------
Common and common equivalent shares
  used in computing per share amounts       5,832    6,554     5,604     5,604
                                           ======   ======   =======   =======
Net income per share                       $ 0.33   $ 0.29   $ (0.21)  $ (0.21)
                                           ======   ======   =======   =======

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

     The Company's product lines serve the needs of two distinct segments of the computer telephony market the telephony oriented buyer and the data oriented buyer of enterprise software and systems. The Company's telephony-oriented products include: CallXpress for Windows NT and CallXpress3, the Company's premier multi-application, high capacity computer-telephony product lines; PhoneXpress, a full-featured voice messaging system for small to medium-sized enterprises; AgentXpress for Windows NT, a high-performance Windows NT-based ACD system for medium-sized call centers; the recently released Automated Agent for Windows NT, an IVR capability for CallXpress for Windows NT; and Enhanced Agent, a set of interfaces and applications designed to extend the capabilities of AgentXpress. The Company's data-oriented products include RightFAX and RightFAX Enterprise, the Company's LAN-based fax server lines for Windows NT, and CommercePath's line of production document delivery systems for Windows NT and Unix. At this time the Company's data-oriented products are focused on the enterprise fax market. The Company significantly expanded its product offering in the past 18 months by releasing Windows NT-based products in each of its main product areas.

     The Company deploys separate distribution efforts to market these products to the two distinct segments of the computer telephony market, utilizing both indirect and direct resources in each. The Company manages and reports its operations in concert with this dual-pronged product line/distribution effort strategy and refers to these two current market focuses as: the Computer Telephony Products Group (those targeted at the telephony-oriented buyer, and hereafter, referred to as CTG) and Enterprise Fax (those targeted at the data-oriented buyer). Since January 1996, the Company has made three strategic acquisitions, each of which was accounted for as a purchase. The Company acquired RightFAX, a developer of LAN-based fax server software, in January 1996. In January 1997, the Company acquired selected assets and liabilities of Telcom Technologies, a developer of NT-based open architecture ACD systems. In October 1997, the Company acquired CommercePath, a developer of high-volume production-oriented fax servers. In connection with the RightFAX, Telcom Technologies and CommercePath acquisitions, the Company recorded nonrecurring charges of $4.1 million, $3.9 million and $7.1 million, respectively, in January 1996, January 1997 and October 1997, for the write-off of purchased, in-process research and development, and recorded additional amounts of goodwill that are being amortized over future years. See "-Liquidity and Capital Resources."

     When used in this discussion, the words "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Factors which could affect the Company's financial results are described below and in Item 1 (Business) of the 1997 Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

RESULTS OF OPERATIONS

     Net sales. Net sales increased 42% to $17,166,000 in the quarter ended March 31, 1998, from $12,062,000 in the comparable 1997 quarter. This growth was fueled by Enterprise Fax sales which increased 136% from the comparable prior-year quarter and represented 56% of net sales, the first time Enterprise Fax sales have exceeded CTG sales. Sales of low margin PhoneXpress product lines in the CTG area continued to decline consistent with the Company's historical trend, resulting in CTG sales declining 5% in the current quarter as compared to the comparable prior-year quarter. The Company expects sales of the lower-margin PhoneXpress product lines to continue to be affected by price pressures from competitive offerings and decline as a percentage of total sales in the future. International sales for the first quarter of 1998 increased 48% compared to the first quarter of 1997, and represented 19.3% of total net sales.

     Gross profit. Gross profit as a percentage of net sales improved to 63.0% in the quarter ended March 31, 1998, as compared to 61.9% in the comparable prior-year quarter, due to the continued sales mix shift toward the higher margin Enterprise Fax and NT-based CTG product lines.

     Research and development. Research and development expenses increased to $1,927,000 in the quarter ended March 31, 1998 from $1,498,000 in the comparable prior-year period, due primarily to increased personnel costs relating to acceleration of certain development projects, and the inclusion of the research and development expenses associated with CommercePath. Research and development expenses for the current quarter represented 11.2% of net sales as compared with 12.4% of net sales in the comparable prior-year quarter.

     Sales, general and administrative. Sales, general and administrative expenses increased to $5,846,000 in the quarter ended March 31, 1998 from $4,183,000 in the comparable prior-year period, due primarily to increased personnel-related costs of domestic and international development of both the CTG and Enterprise Fax distribution channels and the inclusion of CommercePath expenses. Sales, general and administrative costs for the current quarter represented 34.1% of net sales, a reduction from 34.7% in the comparable prior-year period.

     Operating income (loss). Operating income for the quarter ended March 31, 1998 increased to $2,762,000, or 16.1% of net sales, from a loss of $2,107,000 in the comparable prior-year quarter. In the first quarter of 1998, the Company wrote off costs of $287,000 related to the withdrawal in February of the follow-on stock offering originally filed in October 1997. In the first quarter of 1997, the Company recognized a nonrecurring charge of $3,898,000 for the write-off of purchased, in-process research and development resulting from the acquisition of Telcom Technologies in January 1997. Excluding the nonrecurring charges, the Company's operating income for the first quarter of 1998 was $3,049,000 or 17.8% of net sales, an increase of 70.2% as compared to operating income of $1,791,000 in the comparable prior-year quarter.

     Other income, net. Net other income was $235,000 in the quarter ended March 31, 1998, as compared to $240,000 in the comparable prior-year quarter.

     Income tax expense (benefit). The effective tax rate for the quarters ended March 31, 1998 and 1997 was 36.0%, with income tax expense for the quarter ended March 31, 1998 of $1,079,000 and a benefit of $672,000 in the comparable prior-year quarter. The acquisition of Telcom Technologies in the first quarter of 1997 was a taxable purchase of assets, and, therefore, the resulting excess of purchase price over net tangible assets acquired was deductible for income tax purposes and resulted in an income tax benefit for that quarter.

     Net income (loss). The Company recognized net income of $1,918,000 or $0.29 per diluted common share for the quarter ended March 31, 1998, as compared to a loss of $1,195,000 or $0.21 per diluted common share for the comparable prior-year quarter. Excluding the nonrecurring charges discussed above, net income for the first quarter of 1998 would have been $2,102,000 or $0.32 per diluted common share as compared with $1,300,000, or $0.21 per diluted common share, in the comparable prior-year period.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities in the quarter ended March 31, 1998 was $4.5 million due primarily to continuing profitable operations. The average accounts receivable collection period remained favorable at approximately 47 days. Inventories decreased to $4.4 million at March 31, 1998 from $4.9 million at December 31, 1997, due primarily to a continuing effort to control inventory levels.

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

     In January 1996, the Company acquired RightFAX through a merger of RightFAX into a wholly owned subsidiary of the Company. The purchase price for the acquisition paid at the closing was $4.2 million in cash plus 163,000 shares of the Company's common stock. Approximately $4.1 million of the purchase price was recognized as a nonrecurring charge in the first quarter of 1996, representing the value of purchased, in-process research and development. The remaining intangible assets are being amortized over seven years from the date of acquisition. In addition, the Company paid $668,000 in cash and 26,000 shares in the first quarter of 1998, $1.4 million in cash and 95,000 shares of the Company's common stock in 1997, relating to an earn out and guaranteed value of the Company's common stock. As a result of the earn out, the Company recorded additional goodwill of $1.3 million and $2.0 million at December 31, 1997 and 1996, respectively. The former shareholders of RightFAX are entitled to receive additional consideration of up to $500,000 in a combination of cash and the Company's common stock, if certain revenue and profit margin goals are achieved by RightFAX during 1998.

     In October 1997, the Company acquired all the outstanding capital stock of CommercePath from Forest City Trading Group, Inc. for $10.4 million in cash. In connection with the acquisition, the Company also granted options to purchase 120,000 shares of Common Stock, at an exercise price of $28.09 per share, to two of CommercePath's executive officers. The Company has accounted for the acquisition as a purchase and recorded a nonrecurring charge of $7.1 million for the write-off of purchased, in-process research and development. In addition, the Company recorded additional amounts of goodwill that will be amortized over seven years.

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

                          PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits
                    27.1  Financial Data Schedule

               (b)  Reports on Form 8-K
                    The Company filed a Current Report on Form 8-K on
                    October 23, 1997 relating to the Company's acquisition of CommercePath, Inc. (formerly American International Facsimile Products, Inc.). Historical financial information regarding CommercePath, Inc. and pro forma financial information relating to such acquisition was filed by amendments to the October 23, 1997 Form 8-K, which were filed on January 5 and 6, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Applied Voice Technology, Inc.
                              (Registrant)

Date:  May 12, 1998           By:  /s/ Roger A. Fukai
                                  -------------------------
                                  Roger A. Fukai
                                  Executive Vice President
                                  Finance and Administration,
                                  Chief Financial Officer

                                  Signing on behalf of registrant and
                                    as principal financial officer

                                 EXHIBIT INDEX

EXHIBIT NO.         DESCRIPTION
-----------         -----------
   27.1             Financial Data Schedule