Form 10-Q
period 1998-06-30
AVT CORP
filed 1998-08-12
CIK 931784

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ______________________

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                        COMMISSION FILE NUMBER 0-25186

                                AVT CORPORATION

                   (Formerly Applied Voice Technology, Inc.)
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

                            Yes   X     No
                                 ---       ---

The number of outstanding shares of the Registrant's Common Stock as of July 24, 1998 was 11,964,751 (after adjusting for the Company's two-for-one stock split payable on May 11, 1998).

================================================================================

                                AVT CORPORATION

                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1998

                               TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements (unaudited).......................    3

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations....................    8

PART II.  OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of Security Holders....   12
          Item 5.  Other Information......................................   12
          Item 6.  Exhibits and Reports on Form 8-K.......................   12

SIGNATURES................................................................   13


                        PART I.  FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                                AVT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                            JUNE 30,     DECEMBER 31,
                                                                              1998          1997
                                                                            --------     ------------
                           ASSETS                                                (in thousands)
Current assets:
     Cash and cash equivalents                                               $12,257       $ 7,965
     Short-term investments                                                   16,449        14,268
     Accounts receivable, net                                                 10,257        10,098
     Inventories                                                               5,134         4,908
     Deferred income taxes                                                     1,725         1,119
     Prepaid expenses and other                                                1,255           968
                                                                             -------       -------
               Total current assets                                           47,077        39,326

Equipment and leasehold improvements, net                                      2,661         2,364
Intangibles, net                                                               8,026         8,815
Deferred income taxes                                                          3,739         3,905
                                                                             -------       -------
                                                                             $61,503       $54,410
                                                                             =======       =======

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                        $ 3,669       $ 2,352
     Accrued compensation and benefits                                         2,381         1,485
     Other accrued liabilities                                                 4,682         4,942
     Federal income taxes payable                                              1,040         2,621
                                                                             -------       -------
                         Total current liabilities                            11,772        11,400
                                                                             -------       -------

Commitments and contingencies

Shareholders' equity:
     Preferred stock, par value $.01 per share, 2,000,000
        authorized; none outstanding                                               -             -
     Common stock, par value $.01 per share, 60,000,000
        authorized; 11,963,273 and 11,522,558 shares outstanding                 120           115
     Additional paid-in capital                                               33,692        31,604
     Retained earnings                                                        15,919        11,291
                                                                             -------       -------
                         Total shareholders' equity                           49,731        43,010
                                                                             -------       -------
                                                                             $61,503       $54,410
                                                                             =======       =======

          See accompanying notes to consolidated financial statements.

                                AVT CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                  [UNAUDITED)

                                                   QUARTER ENDED        SIX MONTHS ENDED
                                                      JUNE 30,              JUNE 30,
                                                  ----------------       ---------------
                                                  1998        1997       1998       1997
                                                  ----        ----       ----       ----
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales                                        $19,439    $13,660    $36,605    $25,722
Cost of sales                                      6,969      4,958     13,313      9,548
                                                 -------    -------    -------    -------
          Gross profit                            12,470      8,702     23,292     16,174

Operating expenses:
     Research and development                      2,001      1,571      3,928      3,069
     Sales, general and administrative             6,555      4,640     12,401      8,823
     Non-recurring charges (1)                         -          -        287      3,898
                                                  ------     ------     ------     ------
          Total operating expenses                 8,556      6,211     16,616     15,790
                                                  ------     ------     ------     ------
Operating income                                   3,914      2,491      6,676        384
Other income, net                                    320        278        555        518
                                                  ------     ------     ------     ------
Income before income taxes                         4,234      2,769      7,231        902
Income tax expense                                 1,524        997      2,603        325
                                                  ------     ------     ------     ------
Net income                                       $ 2,710    $ 1,772    $ 4,628    $   577
                                                  ======     ======     ======     ======

Basic earnings per common share                  $  0.23    $  0.16    $  0.39    $  0.05

Weighted average common shares outstanding        11,946     11,302     11,813     11,254

Diluted earnings per common share                $  0.20    $  0.14    $  0.35    $  0.05

Weighted average common and common equivalent
 shares outstanding                               13,401     12,255     13,172     12,227

(1) Non-recurring charges consist of write-off of costs related to the withdrawal of the follow-on stock offering in February, 1998 (originally filed in October 1997) and write-off of the purchased in-process research and development associated with the acquisition of Telcom Technologies in January, 1997.

         See accompanying notes to consolidated financial statements.

                                AVT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                          ----------------------------
                                                                          1998                     1997
                                                                          ----                     ----
                                                                                 (IN THOUSANDS)
Cash flows from operating activities:
  Net income                                                          $     4,628              $       577
                                                                      -----------              -----------
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                             1,410                      975
  Write-off of purchased in-process research and
   development                                                                  -                    3,898
  Deferred income tax asset                                                  (123)                  (1,448)
  Changes in current assets and liabilities, net of
   effects of acquisition:
    Accounts receivable                                                      (159)                    (622)
    Inventories                                                              (226)                  (1,512)
    Prepaid expenses and other assets                                        (286)                    (333)
    Accounts payable                                                        1,317                     (117)
    Accrued compensation and benefits                                         896                     (185)
    Other accrued liabilities                                                  60                      (20)
    Federal income taxes payable                                             (502)                     823
                                                                      -----------              -----------
    Total adjustments                                                       2,387                    1,459
                                                                      -----------              -----------
      Net cash provided by operating activities                             7,015                    2,036
                                                                      -----------              -----------
Cash flows from investing activities:
  Purchase of equipment and leasehold improvements                           (890)                    (730)
  Cash paid in acquisition, net of cash acquired                                -                   (5,052)
  Proceeds from sale of investments                                             -                    2,635
  Purchase of short-term investments                                       (2,181)                       -
  Purchase of intangibles and other long-term assets                          (29)                     (30)
                                                                      -----------              -----------
      Net cash used by investing activities                                (3,100)                  (3,177)
                                                                      -----------              -----------
Cash flows from financing activities:
  Repayment of long-term debt                                                (313)                    (287)
  Proceeds from exercise of stock options                                     690                      422
                                                                      -----------              -----------
      Net cash  provided by financing activities                              377                      135
                                                                      -----------              -----------
      Net increase (decrease) in cash and cash
       equivalents                                                          4,292                   (1,006)

Cash and cash equivalents at beginning of period                            7,965                   12,195
                                                                      -----------              -----------
Cash and cash equivalents at end of period                            $    12,257              $    11,189
                                                                      ===========              ===========
Noncash transactions:

  Stock and warrants issued in acquisition                            $         -              $       700

Supplementary disclosures of cash flows:

  Cash paid for income taxes                                          $     3,258              $       892

          See accompanying notes to consolidated financial statements.

                                AVT CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.   INTERIM FINANCIAL STATEMENTS

     The accompanying consolidated financial statements of AVT Corporation (formerly Applied Voice Technology, Inc.) and subsidiaries (the Company) are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three month period ended June 30, 1998 are not necessarily indicative of future financial results.

     Certain notes and other information have been condensed or omitted from the interim financial statements presented in this quarterly report on Form 10-Q. Accordingly, these financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1997.

2.   EARNINGS PER SHARE

                                                                         QUARTER ENDED JUNE 30,
                                                   -----------------------------------------------------------------
                                                                 1998                              1997
                                                   -----------------------------      ------------------------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                   -----------------------------------------------------------------
                                                       BASIC            DILUTED            BASIC           DILUTED
                                                   -----------        -----------       -----------      -----------
Net income                                         $     2,710        $     2,710       $     1,772      $     1,772
                                                   ===========        ===========       ===========      ===========
Computation of common and common
 equivalent shares outstanding:
    Common Stock                                        11,946             11,946            11,304           11,304
    Options                                                                 1,455                                953
                                                   -----------        -----------       -----------      -----------

Common and common equivalent shares
 used in computing per share amounts                    11,946             13,401            11,302           12,255
                                                   ===========        ===========       ===========      ===========
Net income per share                               $      0.23        $      0.20       $      0.16      $      0.14
                                                   ===========        ===========       ===========      ===========

                                                                       SIX MONTHS ENDED JUNE 30,
                                                   -----------------------------------------------------------------
                                                                 1998                              1997
                                                   -----------------------------      ------------------------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                   -----------------------------------------------------------------
                                                       BASIC            DILUTED            BASIC           DILUTED
                                                   -----------        -----------       -----------      -----------
Net income                                         $     4,628        $     4,628       $       577      $       577
                                                   ===========        ===========       ===========      ===========
Computation of common and common
 equivalent shares outstanding:
    Common Stock                                        11,813             11,813            11,254           11,254
    Options                                                                 1,359                                973
                                                   -----------        -----------       -----------      -----------

Common and common equivalent shares
 used in computing per share amounts                    11,813             13,172            11,254           12,227
                                                   ===========        ===========       ===========      ===========
Net income per share                               $      0.39        $      0.35       $      0.05      $      0.05
                                                   ===========        ===========       ===========      ===========

                                AVT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


3.   SHAREHOLDERS' EQUITY

     On April 23, 1998, the Company announced that its Board of Directors approved a two-for-one stock split of the Common Stock effected in the form of a stock dividend. Shareholders received an additional share of common stock for every share held on the record date of May 4, 1998. The additional shares were payable on May 11, 1998. Accordingly, the accompanying financial statements have been restated to reflect this stock split.

     On April 20, 1998, the Company's Board of Directors approved an increase of the authorized shares of Common Stock, from 30 million to 60 million and an increase of the authorized shares of Preferred Stock from one million to two million, in order to reflect the stock split. Shareholder approval of these increases was not required.

4.  CHANGES IN SHAREHOLDERS' EQUITY


Beginning balance at December 31, 1997                           $43,010
Net Income                                                         4,628
Exercise of stock options                                            697
Tax benefit from exercise of non-qualified stock options           1,396
                                                                 -------
Ending balance at June 30, 1998                                  $49,731
                                                                 =======

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The Company is a leading provider of software-based computer-telephony solutions for medium-sized enterprises. These solutions are designed to enhance individual and work group productivity, improve customer service, reduce business operating costs and simplify access to data and dissemination of information. The Company's products provide enhanced voice and data integration through applications such as unified voice and data messaging, call center management, interactive voice response (IVR) and document distribution. The Company's key products are multi-application computer-telephony platforms that run on off-the-shelf hardware, support Windows NT and OS/2 and interface with a wide variety of telephony and computer equipment. The Company also offers add-on modules and software upgrades that provide increased capacity and functionality.

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

RESULTS OF OPERATIONS

     Net sales. Net sales increased 42% to $19,439,000 in the quarter ended June 30, 1998, from $13,660,000 in the comparable 1997 quarter. This growth was fueled by Enterprise Fax sales which increased 107% from the comparable prior-year quarter and represented 56.8% of net sales. Sales of low margin PhoneXpress product lines in the CTG area continued to decline consistent with the Company's historical trend, resulting in basic messaging sales declining 20% in the current quarter as compared to the comparable prior-year quarter. The Company expects sales of the lower-margin basic messaging products to continue to be affected by price pressures from competitive offerings and decline as a percentage of total sales in the future. International sales for the second quarter of 1998 increased 51% compared to the second quarter of 1997, and represented 21.5% of total net sales.

     For the six months ended June 30, 1998, net sales increased 42% to $36,605,000 from $25,722,000 in the comparable prior-year period due to the higher sales of Enterprise Fax products which increased 120% due in part to the inclusion of CommercePath in 1998, and represented 56.3% of total net sales. International sales increased 49% from the comparable prior-year period and represented 20.4% of total net sales.

     Gross profit. Gross profit as a percentage of net sales improved to 64.0% in the quarter ended June 30, 1998, as compared to 63.7% in the comparable prior-year quarter, due to the continued sales mix shift toward the higher margin Enterprise Fax and NT-based CTG product lines.

     For the six months ended June 30, 1998, gross profit as a percentage of sales improved to 63.6% from 62.9% in the comparable prior-year period, due to the favorable sales mix.

     Research and development. Research and development expenses increased to $2,001,000 in the quarter ended June 30, 1998 from $1,571,000 in the comparable prior-year period, due primarily to increased personnel costs relating to acceleration of certain development projects, and the inclusion of the research and development expenses associated with CommercePath. Research and development expenses for the current quarter declined to 10.3% of net sales as compared with 11.5% of net sales in the comparable prior-year quarter. For the six months ended June 30, 1998, research and development expenses increased to $3,928,000 from $3,069,000 in the comparable prior-year period. As a percentage of net sales, research and development expenses represented 10.7% for the six months ended June 30, 1998, as compared to 11.9% in the comparable prior-year period.

     Sales, general and administrative. Sales, general and administrative expenses increased to $6,555,000 in the quarter ended June 30, 1998 from $4,640,000 in the comparable prior-year quarter, due primarily to increased marketing and personnel-related costs of developing domestic and international distribution for both the CTG and Enterprise Fax channels as well as the inclusion of CommercePath expenses. Sales, general and administrative costs for the current quarter represented 33.7% of net sales, a reduction from 34.0% in the comparable prior-year quarter. For the six months ended June 30, 1998, sales, general and administrative expenses increased to $12,401,000 from $8,823,000 in the comparable prior-year period. As a percentage, sales, general and administrative expenses were 33.9% and 34.3% of net sales for the six-month periods ending June 30, 1998 and 1997, respectively.

     Operating income. Operating income for the quarter ended June 30, 1998 increased to $3,914,000, or 20.1% of net sales, from $2,491,000 in the comparable prior-year quarter. For the six months ended June 30, 1998, operating income was $6,676,000 or 18.2% of net sales compared to $384,000 in the comparable prior-year period. In the first quarter of 1998, the Company wrote off costs of $287,000 related to the withdrawal in February of the follow-on stock offering originally filed in October 1997. In the first quarter of 1997, the Company recognized a nonrecurring charge of $3,898,000 for the write-off of purchased, in-process research and development resulting from the acquisition of Telcom Technologies in January 1997. Excluding these nonrecurring charges, the Company's operating income for the six months ended June 30, 1998 was $6,963,000 or 19.0% of net sales, an increase of 63% as compared to operating income of $4,282,000 in the comparable prior-year period.

   Other income, net. Net other income was $320,000 in the quarter ended June 30, 1998, as compared to $278,000 in the comparable prior-year quarter. For the six months ended June 30, 1998, net other income increased to $555,000 from $518,000 in the comparable prior-year period.

   Income tax expense. The effective tax rate for the quarters and six months ended June 30, 1998 and 1997 was 36.0%, with income tax expense of $1,524,000 for the quarter ended June 30, 1998 and $997,000 in the comparable prior-year quarter. The income tax expense for the six-month periods ended June 30, 1998 and 1997 was $2,603,000 and $325,000 respectively. The acquisition of Telcom Technologies in the first quarter of 1997 was a taxable purchase of assets, and, therefore, the resulting excess of purchase price over net tangible assets acquired was deductible for income tax purposes and resulted in an income tax benefit for that quarter.

   Net income. The Company recognized net income of $2,710,000 or $0.20 per diluted common share for the quarter ended June 30, 1998, as compared to $1,772,000 or $0.14 per diluted common share for the comparable prior-year quarter. Due to the first quarter non-recurring charges discussed above, the Company recognized net income for the six months ended June 30, 1998 of $4,628,000 compared to $577,000 in the comparable 1997 period. Excluding these non-recurring charges, net income for the first six months of 1998 would have been $4,812,000 or $0.37 per diluted common share as compared with $3,072,000, or $0.25 per diluted common share, in the comparable prior-year period.

LIQUIDITY AND CAPITAL RESOURCES

   Cash provided by operating activities in the six months ended June 30, 1998 was $7.0 million due primarily to continuing profitable operations. The average accounts receivable collection period remained favorable at approximately 50 days. Inventories increased to $5.1 million at June 30, 1998 from $4.9 million at December 31, 1997, primarily due to the need to support increased sales levels.

   In January 1997, the Company acquired selected assets and liabilities of Telcom Technologies. The purchase price for the acquisition was $3.5 million in cash, plus warrants to purchase 200,000 shares of the Company's common stock exercisable at $6.68 per share, which may be exercised any time prior to January 3, 2002. The Company accounted for the business combination as a purchase and recognized a nonrecurring charge of $3.9 million in the first quarter of 1997, representing the value of the purchased, in-process research and development.

   In January 1996, the Company acquired RightFAX through a merger of RightFAX into a wholly owned subsidiary of the Company. The purchase price for the acquisition paid at the closing was $4.2 million in cash plus 326,000 shares of the Company's common stock. Approximately $4.1 million of the purchase price was recognized as a nonrecurring charge in the first quarter of 1996, representing the value of purchased, in-process research and development. The remaining intangible assets are being amortized over seven years from the date of acquisition. In addition, the Company paid $668,000 in cash and 52,000 shares of the Company's common stock in the first quarter of 1998, and $1.4 million in cash and 190,000 shares in 1997, pursuant to an earn out and guaranteed value of the Company's common stock. As a result of the earn out, the Company recorded additional goodwill of $1.3 million and $2.0 million at December 31, 1997 and 1996, respectively. The former shareholders of RightFAX are entitled to receive additional consideration of up to $500,000 in a combination of cash and the Company's common stock, if certain revenue and profit margin goals are achieved by RightFAX during 1998.

   In October 1997, the Company acquired all the outstanding capital stock of CommercePath from Forest City Trading Group, Inc. for $10.4 million in cash. In connection with the acquisition, the Company also granted options to purchase 240,000 shares of Common Stock, at an exercise price of $14.04 per share, to two of CommercePath's executive officers. The Company has accounted for the acquisition as a purchase and recorded a nonrecurring charge of $7.1 million for the write-off of purchased, in-process research and development. In addition, the Company recorded additional amounts of goodwill that will be amortized over seven years.

  The Company expects that its current cash, cash flow from operations, and available bank line of credit will provide sufficient working capital for operations for the foreseeable future.

IMPACT OF THE YEAR 2000 ISSUE

  The "Year 2000 Issue" is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. Systems that do not properly recognize date sensitive information when the year changes to 2000, or interact with systems or components that fail to do so, could generate erroneous data or otherwise fail to function properly, or at all.

  The Company has developed a plan to ensure its systems and products are compliant with the requirements to process transactions in the year 2000. The Company believes that with upgrades to existing systems and modifications to its products, the impact of the Year 2000 Issue can be mitigated. However, if such upgrades, modifications and conversions are not made, or are not made in a timely manner, the Year 2000 Issue could have a material impact on the Company's operations.

  The Company is currently in the process of completing all such upgrades, modifications and conversions to its programs and equipment to ensure they will continue to be effective in the year 2000. Amounts incurred are being expensed as incurred and are not expected to be material. The Company plans to complete the Year 2000 project not later than December 31, 1998.

  The costs of the Year 2000 project and the date on which the Company plans to complete Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

  Even if the Company's systems and products are not adversely affected when the year changes to 2000, the Company may be materially adversely affected if important suppliers, distributors or customers of the Company experience significant disruptions in their systems or business due to the advent of the Year 2000. Although the Company has tested and will continue to test computer components, including fax and voice cards it purchases from third parties, it has not otherwise verified that the companies it does business with are Year 2000 complaint. The Company has, as a plan to mitigate the impact of the Year 2000 Issue, identified alternate sources for critical components in the event that a supplier's business is disrupted by the advent of the year 2000.

CORPORATE NAME CHANGE

  On July 23, 1998, the Company formally announced the change of its corporate name from Applied Voice Technology, Inc. to AVT Corporation.

                          PART II.  OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Shareholders of AVT Corporation was held on May 6, 1998. A total of 10,459,840 shares of the Company's common stock were represented in person or by proxy at the meeting, which comprised 88.06% of the total number of shares of the Company's common stock outstanding on March 3, 1998, the record date for the meeting.

      At the meeting Robert F. Gilb was elected and William L. True was re-elected to serve as directors of the Company for a term of three years
      until the Company's Annual Meeting of Shareholder in 2001.   The votes
      were as follows:


                               Votes For           Votes Withheld
                         --------------------  ----------------------
  William L. True              10,102,240              357,600
  Robert F. Gilb               10,100,640              359,200


      Approved at the meeting was a proposed amendment to the 1989 Restated Stock Option Plan to increase the number of shares available for grant by 1,000,000 to a total of 2,850,000. Also approved was an amendment to eliminate the fixed termination date provision of the 1989 Plan and to allow for the grant of Incentive Stock Options up to 10 years after the adoption of any Plan amendment that, for tax purposes, is deemed to be the adoption of a new plan.

ITEM 5.  OTHER INFORMATION

      In accordance with the Company's Bylaws, a shareholder proposing to transact business at the Company's annual meeting must provide notice of such proposal, in the manner required by the Company's Bylaws, no fewer than 60 nor more than 90 days prior to the date of such annual meeting (or, if the Company provides less than 60 days' notice of such meeting, no later than 10 days after the date of the Company's notice). In addition, if the Company receives notice of a shareholder proposal after February 21, 1999, the persons named as proxies in such proxy statement and proxy will have discretionary authority to vote on such shareholder proposal.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             27.1  Financial Data Schedule

        (b)  Reports on Form 8-K
             The Company did not file any reports on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AVT Corporation
                                       (Registrant)

  Date:   August 12, 1998              By: /s/ Roger A. Fukai
                                           -----------------------------------
                                           Roger A. Fukai
                                           Executive Vice President
                                           Finance and Administration,
                                           Chief Financial Officer

                                           Signing on behalf of registrant and
                                             as principal financial officer