Form 10-Q
period 1998-09-30
AVT CORP
filed 1998-11-12
CIK 931784

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ______________________

                                   FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
               for the quarterly period ended September 30, 1998


                        Commission File Number 0-25186

                                AVT CORPORATION
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

                            Yes  [X]    No  [_]



The number of outstanding shares of the Registrant's Common Stock as of October 23, 1998 was 12,497,239.

================================================================================

                                AVT CORPORATION

                                   FORM 10-Q
                   For the Quarter Ended September 30, 1998

                               Table of Contents

                                                                       Page
                                                                       ----

PART I.   Financial Information

          Item 1.  Financial Statements (unaudited)...................    3

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations................    8

PART II.  Other Information
          Item 1.  Legal proceedings..................................   13

          Item 6.  Exhibits and Reports on Form 8-K...................   13

Signatures............................................................   14

                        Part I.  FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS


                                AVT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)


                                                                  September 30,  December 31,
                                                                      1998           1997
                                                                  -------------  ------------
                           ASSETS                                        (in thousands)
Current assets:
     Cash and cash equivalents                                       $13,136        $ 7,965
     Short-term investments                                           21,577         14,268
     Accounts receivable, net                                         10,540         10,098
     Inventories                                                       5,325          4,908
     Deferred and prepaid income taxes                                 2,756          1,119
     Prepaid expenses and other                                          930            968
                                                                     -------        -------
                         Total current assets                         54,264         39,326
Equipment and leasehold improvements, net                              2,973          2,364
Intangibles, net                                                       7,601          8,815
Deferred income taxes                                                  3,695          3,905
                                                                     -------        -------
                                                                     $68,533        $54,410
                                                                     =======        =======

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                $ 2,985        $ 2,352
     Accrued compensation and benefits                                 3,336          1,485
     Other accrued liabilities                                         3,935          4,942
     Federal income taxes payable                                          -          2,621
                                                                     -------        -------
                         Total current liabilities                    10,256         11,400
                                                                     -------        -------
Commitments and contingencies

Shareholders' equity:
     Preferred stock, par value $.01 per share, 2,000,000
        authorized; none outstanding                                       -              -
     Common stock, par value $.01 per share, 60,000,000
        authorized; 12,497,239 and 11,522,558 shares outstanding         125            115
     Additional paid-in capital                                       39,202         31,604
     Retained earnings                                                18,950         11,291
                                                                     -------        -------
                         Total shareholders' equity                   58,277         43,010
                                                                     -------        -------
                                                                     $68,533        $54,410
                                                                     =======        =======

          See accompanying notes to consolidated financial statements.

                                AVT CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)


                                                                 Quarter ended                        Nine months ended
                                                                  September 30,                          September 30,
                                                             -----------------------               ------------------------
                                                             1998               1997               1998                1997
                                                             ----               ----               ----                ----
                                                                         (in thousands, except per share data)
Net sales                                                   $20,834            $14,781            $57,439            $40,503
Cost of sales                                                 6,937              5,475             20,250             15,023
                                                            -------            -------            -------            -------
          Gross profit                                       13,897              9,306             37,189             25,480
Operating expenses:
     Research and development                                 2,073              1,678              6,001              4,747
     Sales, general and administrative                        7,329              4,599             19,730             13,422
     Non-recurring charges (1)                                    -                  -                287              3,898
                                                            -------            -------            -------            -------
          Total operating expenses                            9,402              6,277             26,018             22,067
                                                            -------            -------            -------            -------
Operating income                                              4,495              3,029             11,171              3,413
Other income, net                                               241                265                796                783
                                                            -------            -------            -------            -------
Income before income taxes                                    4,736              3,294             11,967              4,196
Income tax expense                                            1,705              1,185              4,308              1,510
                                                            -------            -------            -------            -------
Net income                                                  $ 3,031            $ 2,109            $ 7,659            $ 2,686
                                                            =======            =======            =======            =======
Basic earnings per common share                             $  0.25            $  0.19            $  0.64            $  0.24

Weighted average common shares outstanding                   12,325             11,426             11,984             11,340

Diluted earnings per common share                           $  0.22            $  0.17            $  0.58            $  0.22

Weighted average common and common equivalent
 shares outstanding                                          13,640             12,686             13,169             12,351



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

                                AVT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                   Nine months ended
                                                                                     September 30,
                                                                                ----------------------
                                                                                 1998           1997
                                                                                -------        -------
                                                                                    (in thousands)
Cash flows from operating activities:
     Net income                                                                 $ 7,659         $ 2,686
                                                                                -------         -------
Adjustments to reconcile net income to net cash
         provided by operating activities:
     Depreciation and amortization                                                2,157           1,489
     Write-off of purchased in-process research and
      development                                                                     -           3,898
     Deferred income tax asset                                                     (223)         (1,549)
     Changes in current assets and liabilities, net of
          effects of acquisition:
         Accounts receivable                                                       (442)           (557)
         Inventories                                                               (417)         (1,349)
         Prepaid expenses and other assets                                           38            (355)
         Accounts payable                                                           633            (100)
         Accrued compensation and benefits                                        1,851             (44)
         Other accrued liabilities                                               (1,007)            185
         Federal income taxes payable                                               517           1,548
                                                                                -------         -------
         Total adjustments                                                        3,107           3,166
                                                                                -------         -------
              Net cash provided by operating activities                          10,766           5,852
                                                                                -------         -------
Cash flows from investing activities:
     Purchase of equipment and leasehold improvements                            (1,520)           (954)
     Cash paid in acquisition, net of cash acquired                                   -          (5,052)
     Proceeds from sale of investments                                                -               -
     Purchase of short-term investments                                          (7,309)         (3,130)
     Purchase of intangibles and other long-term assets                             (42)            (29)
                                                                                -------         -------
               Net cash used by investing activities                             (8,871)         (9,165)
                                                                                -------         -------
Cash flows from financing activities:
     Repayment of long-term debt                                                      -            (435)
     Proceeds from exercise of stock options                                      3,276           1,455
                                                                                -------         -------
               Net cash  provided by financing activities                         3,276           1,020
                                                                                -------         -------
           Net increase (decrease) in cash and cash
            equivalents                                                           5,171          (2,293)

Cash and cash equivalents at beginning of period                                  7,965          12,195
                                                                                -------         -------
Cash and cash equivalents at end of period                                      $13,136         $ 9,902
                                                                                =======         =======
Noncash transactions:
     Stock and warrants issued in acquisition                                   $     -         $   700
Supplementary disclosures of cash flows:
     Cash paid for income taxes                                                 $ 3,801         $     -

         See accompanying notes to consolidated financial statements.

                                AVT CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)
1.  Interim Financial Statements

    The accompanying consolidated financial statements of AVT Corporation and subsidiaries (the Company) are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of future financial results.

    Certain notes and other information have been condensed or omitted from the interim financial statements presented in this quarterly report on Form 10-Q. Accordingly, these financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.  Earnings Per Share

                                                                                 Quarter ended September 30,
                                                                -------------------------------------------------------------
                                                                          1998                                1997
                                                                -------------------------           -------------------------
                                                                           (in thousands, except per share data)
                                                                -------------------------------------------------------------
                                                                 Basic            Diluted            Basic            Diluted
                                                                -------           -------           -------           -------
Net income                                                      $ 3,031           $ 3,031           $ 2,109           $ 2,109
                                                                =======           =======           =======           =======
Computation of common and common
     equivalent shares outstanding:
               Common Stock                                      12,325            12,325            11,426            11,426
               Options                                                              1,315                               1,260
                                                                -------           -------           -------           -------
Common and common equivalent shares
     used in computing per share amounts                         12,325            13,640            11,426            12,686
                                                                =======           =======           =======           =======
Net income per share                                            $  0.25           $  0.22           $  0.19           $  0.17
                                                                =======           =======           =======           =======
                                                                               Nine months ended September 30,
                                                                -------------------------------------------------------------
                                                                          1998                                1997
                                                                -------------------------           -------------------------
                                                                            (in thousands, except per share data)
                                                                -------------------------------------------------------------
                                                                 Basic            Diluted            Basic            Diluted
                                                                -------           -------           -------           -------
Net income                                                      $ 7,659           $ 7,659           $ 2,686           $ 2,686
                                                                =======           =======           =======           =======
Computation of common and common
     equivalent shares outstanding:
               Common Stock                                      11,984            11,984            11,340            11,340
               Options                                                              1,185                               1,011
                                                                -------           -------           -------           -------
Common and common equivalent shares
     used in computing per share amounts                         11,984            13,169            11,340            12,351
                                                                =======           =======           =======           =======
Net income per share                                            $  0.64           $  0.58           $  0.24           $  0.22
                                                                =======           =======           =======           =======

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


4.   Changes in Shareholders' Equity

     Beginning balance at December 31, 1997                      $43,010
     Net Income                                                    7,659
     Exercise of stock options                                     3,276
     Tax benefit from exercise of non-qualified stock options      4,332
                                                                 -------
     Ending balance at September 30, 1998                        $58,277
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

     The Company's product lines serve the needs of two distinct segments of the computer telephony market the telephony oriented buyer and the data oriented buyer of enterprise software and systems. The Company's telephony-oriented products include: CallXpress for Windows NT and CallXpress3, the Company's premier multi-application, high capacity computer-telephony product lines; PhoneXpress, a full-featured voice messaging system for small to medium-sized enterprises; AgentXpress for Windows NT, a high-performance Windows NT-based automated call center (ACD) system for medium-sized call centers; the recently released Automated Agent for Windows NT, an IVR capability for CallXpress for Windows NT; and Enhanced Agent, a set of interfaces and applications designed to extend the capabilities of AgentXpress. The Company's data-oriented products include RightFAX and RightFAX Enterprise, the Company's LAN-based fax server lines for Windows NT, and CommercePath's line of production document delivery systems for Windows NT and Unix. At this time the Company's data-oriented products are focused on the enterprise fax market. The Company significantly expanded its product offering in the past 24 months by releasing Windows NT-based products in each of its main product areas.

     The Company deploys separate distribution efforts to market these products to the two distinct segments of the computer telephony market, utilizing both indirect and direct resources in each. The Company manages and reports its operations consistent with this dual-pronged product line/distribution effort strategy and refers to these two current market focuses as: the Computer Telephony Products Group (those targeted at the telephony-oriented buyer, and hereafter, referred to as CTG) and Enterprise Fax (those targeted at the data-oriented buyer). Since January 1996, the Company has made three strategic acquisitions, each of which was accounted for as a purchase. The Company acquired RightFAX, a developer of LAN-based fax server software, in January 1996. In January 1997, the Company acquired selected assets and liabilities of Telcom Technologies, a developer of NT-based open architecture ACD systems. In October 1997, the Company acquired CommercePath, a developer of high-volume production-oriented fax servers. In connection with the RightFAX, Telcom Technologies and CommercePath acquisitions, the Company recorded nonrecurring charges of $4.1 million, $3.9 million and $7.1 million, respectively, in January 1996, January 1997 and October 1997, for the write-off of purchased, in-process research and development, and recorded additional amounts of goodwill that are being amortized over future years. See "-Liquidity and Capital Resources."

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

Results of Operations

   Net sales. Net sales increased 41% to $20,834,000 in the quarter ended September 30, 1998, from $14,781,000 in the comparable 1997 quarter. This growth was fueled by Enterprise Fax sales which increased 101% from the comparable prior-year quarter and represented 60% of net sales. Sales of low margin PhoneXpress product lines in the CTG area continued to decline consistent with the Company's historical trend, resulting in basic messaging sales declining 36% in the current quarter as compared to the comparable prior-year quarter. The Company expects sales of the lower-margin basic messaging products to continue to be affected by price pressures from competitive offerings and decline as a percentage of total sales in the future. International sales for the third quarter of 1998 increased 28% compared to the third quarter of 1997, and represented 20% of total net sales.

   For the nine months ended September 30, 1998, net sales increased 42% to $57,439,000 from $40,503,000 in the comparable prior-year period due to the higher sales of Enterprise Fax products which increased 112% due in part to the inclusion of CommercePath in 1998, and represented 57.6% of total net sales. International sales increased 41% from the comparable prior-year period and represented 20% of total net sales.

   Gross profit. Gross profit as a percentage of net sales improved to 66.7% in the quarter ended September 30, 1998, as compared to 63.0% in the comparable prior-year quarter, due to the continued sales mix shift toward the higher margin Enterprise Fax and NT-based CTG product lines.

   For the nine months ended September 30, 1998, gross profit as a percentage of net sales improved to 64.7% from 62.9% in the comparable prior-year period, due to the favorable sales mix.

   Research and development. Research and development expenses increased to $2,073,000 in the quarter ended September 30, 1998 from $1,678,000 in the comparable prior-year period, due primarily to increased personnel costs relating to acceleration of certain development projects, and the inclusion of the research and development expenses associated with CommercePath. As a percentage of sales, research and development expenses for the current quarter declined to 10.0% compared with 11.4% of net sales in the comparable prior-year quarter. For the nine months ended September 30, 1998, research and development expenses increased to $6,001,000 from $4,747,000 in the comparable prior-year period. As a percentage of net sales, research and development expenses represented 10.4% for the nine months ended September 30, 1998, as compared to 11.7% in the comparable prior-year period.

   Sales, general and administrative. Sales, general and administrative expenses increased to $7,329,000 in the quarter ended September 30, 1998 from $4,599,000 in the comparable prior-year quarter, due primarily to increased marketing and personnel-related costs of developing domestic and international distribution for both the CTG and Enterprise Fax channels as well as the inclusion of CommercePath expenses. Sales, general and administrative costs for the current quarter represented 35.2% of net sales, an increase from 31.1% in the comparable prior-year quarter. For the nine months ended September 30, 1998, sales, general and administrative expenses increased to $19,730,000 from $13,422,000 in the comparable prior-year period. As a percentage, sales, general and administrative expenses were 34.3% and 33.1% of net sales for the nine-month periods ending September 30, 1998 and 1997, respectively.

   Operating income. Operating income for the quarter ended September 30, 1998 increased to $4,495,000, or 21.6% of net sales, from $3,029,000, or 20.5% of net sales, in the comparable prior-year quarter. For the nine months ended September 30, 1998, operating income was $11,171,000 or 19.4% of net sales compared to $3,413,000, or 8.4% of net sales, in the comparable prior-year period. In the first quarter of 1998, the Company wrote off costs of $287,000 related to the withdrawal in February of the follow-on stock offering originally filed in October 1997. In the first quarter of 1997, the Company recognized a nonrecurring charge of $3,898,000 for the write-off of purchased, in-process research and development resulting from the acquisition of Telcom Technologies in January 1997. Excluding these nonrecurring charges, the Company's operating income for the nine months ended September 30, 1998 was $11,458,000 or 19.9% of net sales, an increase of 56.7% as compared to operating income of $7,311,000 in the comparable prior-year period.

   Other income, net. Net other income was $241,000 in the quarter ended September 30, 1998, as compared to $265,000 in the comparable prior-year quarter. For the nine months ended September 30, 1998, net other income increased slightly to $796,000 from $783,000 in the comparable prior-year period.

   Income tax expense. The effective tax rate for the quarters and nine months ended September 30, 1998 and 1997 was 36.0%, with income tax expense of $1,705,000 for the quarter ended September 30, 1998 and $1,185,000 in the comparable prior-year quarter. The income tax expense for the nine-month periods ended September 30, 1998 and 1997 was $4,308,000 and $1,510,000 repectively.
The acquisition of Telcom Technologies in the first quarter of 1997 was a taxable purchase of assets, and, therefore, the resulting excess of purchase price over net tangible assets acquired is deductible for income tax purposes resulting in an income tax benefit for that quarter.

   Net income. The Company recognized net income of $3,031,000 or $0.22 per diluted common share for the quarter ended September 30, 1998, as compared to $2,109,000 or $0.17 per diluted common share for the comparable prior-year quarter. Due to the first quarter non-recurring charges discussed above, the Company recognized net income for the nine months ended September 30, 1998 of $7,659,000 compared to $2,686,000 in the comparable 1997 period. Excluding these non-recurring charges, net income for the first nine months of 1998 would have been $7,843,000 or $0.60 per diluted common share as compared with $5,181,000, or $0.42 per diluted common share, in the comparable prior-year period.



Liquidity and Capital Resources

   Cash provided by operating activities in the nine months ended September 30, 1998 was $10.8 million due primarily to continuing profitable operations. The average accounts receivable collection period remained favorable at less than 50 days. Inventories increased to $5.3 million at September 30, 1998 from $4.9 million at December 31, 1997, primarily due to the need to support increased sales levels.

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


Impact of the Year 2000 Issue

   The "Year 2000 Issue" is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. Systems that do not properly recognize date sensitive information when the year changes to 2000, or interact with systems or components that fail to do so, could generate erroneous data or otherwise fail to function properly, or at all. There is speculation that a significant amount of litigation will arise out of Year 2000 compliance issues, and the Company is aware of a growing number of lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent the Company may be affected by it.

   The Company has developed a plan to ensure its internal systems and products are Year 2000 compliant, and to mitigate its risks in the event that its vendors or other third-parties with whom it has material relationships are not Year 2000 compliant on a timely basis. The Company has potential exposure relating to the Year 2000 issue in four areas: (1) the Company's internal software and hardware systems, including non-information technology systems; (2) suppliers of hardware and software the Company resells as part of its products; (3) internally developed software the Company sells; and (4) other third-parties with whom the Company has material relationships. The following information explains how the Company is addressing each of these potential risk areas:

         1. With respect to internal software and hardware systems, the Company reviewed all its material systems to determine which systems were not Year 2000 compliant. The Company is currently in the process of completing all necessary upgrades, modifications and conversions to its programs and equipment to ensure they will continue to be effective in the year 2000, and expects to complete this process not later than June 30, 1999. All of such upgrades have been or are being done as part of a normal upgrade cycle and accordingly no additional costs are being incurred as a result of Year 2000 issues. The Company expects that the only expense it will incur to make its internal software and hardware systems Year 2000 compliant is approximately $5,000 to update an alarm system.

         2. The Company has tested and will continue to test computer components, including fax and voice cards and software it purchases from third parties, for Year 2000 compliance. The Company has verified that all such components and software currently in use are Year 2000 complaint. The Company, however, has identified alternate sources for critical components in the event that a supplier's business is disrupted by the advent of the year 2000.

         3. Since June 1998, all of the Company's products available for sale to customers have been Year 2000 compliant. The Company has offered free or reduced cost upgrades to certain purchasers of the Company's products that were not Year 2000 compliant when sold. The cost of developing and providing such upgrades was approximately $100,000. The Company does not intend to offer upgrades for certain of its older products.

         4. The Company has begun a process to contact third parties with which it has material relationships, including its vendors, distributors, banks, and transfer agent, to attempt to determine their preparedness with respect to Year 2000 issues and to analyze the risks to the Company in the event any such third parties experience significant business interruptions as a result of Year 2000 noncompliance. The Company expects to complete this review process by March 31, 1999.


   The Company believes that it is taking the necessary steps regarding Year 2000 compliance with respect to matters within its control to ensure that the Year 2000 issue will not materially impact the Company. However, the Company may be materially adversely affected if important distributors or customers of the Company experience significant disruptions in their systems or business due to the advent of the Year 2000. In addition, the costs of the Year 2000 project and the date on which the Company plans to complete Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee that these assumptions will prove to be correct and actual results could differ materially from those expected. The Company intends to develop a contingency plan to address unexpected Year 2000 issues by June 30, 1999.

                          Part II.  OTHER INFORMATION



Item 1.      Legal Proceedings

             In May 1998, CallWare brought suit against AVT in federal court in Salt Lake City, Utah, alleging various claims relating to purported false advertising by AVT. (CallWare Technologies, Inc. v. Applied Voice Technology, Inc., Case No. 2:98CV 0329K.) CallWare has claimed $20 million in monetary damages, and an additional $60 million in punitive damages. The suit is in the discovery phase, and an initial pretrial conference is scheduled for January 14, 1999. AVT believes that CallWare's claims are without merit and is vigorously defending the lawsuit.


Item 6.      Exhibits and Reports on Form 8-K

               (a)  Exhibits
                    27.1    Financial Data Schedule

               (b)  Reports on Form 8-K
                    The Company did not file any reports on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AVT Corporation
                              (Registrant)

  Date:  November 12, 1998    By: /s/ ROGER A. FUKAI
                                 ---------------------------
                                 Roger A. Fukai
                                 Executive Vice President
                                 Finance and Administration,
                                 Chief Financial Officer

                                 Signing on behalf of registrant and
                                    as principal financial officer