Form 10-K
period 1998-12-31
AVT CORP
filed 1999-03-26
CIK 931784

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               -----------------
                                   FORM 10-K
                       For annual and transition reports
                    pursuant to sections 13 or 15(d) of the
                       Securities Exchange Act of 1934.

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended: December 31, 1998

                                      OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________to _______________

                        Commission file number: 0-25186

                                AVT Corporation
            (Exact name of registrant as specified in its charter)

         Washington                                    91-1190085
(State or other jurisdiction of                      (IRS employer
 incorporation or organization)                    identification no.)

    11410 N.E. 122nd Way
       Kirkland, WA.                                      98034
   (Address of principal                               (Zip code)
     executive offices)

Registrant's telephone number, including area code: (425) 820-6000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:


                    Common Stock, $.01 par value per share
                    --------------------------------------
                               (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates of the registrant as of March 5, 1999 was $320,322,612 (based upon the closing sale price of $27.50 per share on the Nasdaq National Market on such date).

Number of shares of Common Stock outstanding as of March 5, 1999 was 13,092,674.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders to be held May 11, 1999 are incorporated by reference in response to Part III, Items 10-13 (Directors and Executive Officers of the Registrant)

                               TABLE OF CONTENTS

PART I
Item 1.        BUSINESS.........................................................................................          1
               Industry Background..............................................................................          1
               The AVT Solution.................................................................................          1
               Strategy.........................................................................................          2
               Products.........................................................................................          3
               Distribution.....................................................................................          6
               Product Support..................................................................................          8
               Product Development..............................................................................          8
               Proprietary Rights...............................................................................          9
               Competition......................................................................................          9
               Manufacturing....................................................................................         10
               Employees........................................................................................         10
Item 2.        PROPERTIES.......................................................................................         10
Item 3.        LEGAL PROCEEDINGS................................................................................         10
Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................         10

PART II

Item 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               SHAREHOLDER MATTERS..............................................................................         11
Item 6.        SELECTED CONSOLIDATED FINANCIAL DATA.............................................................         11
Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS........................................................................         12
               RISK FACTORS.....................................................................................         19
Item 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK........................................         22
Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................................................         23
Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE..............................................................         39

PART III

Item 10-13.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............................................         39

PART IV

Item 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K.........................................................................................         40

                                     PART 1

Item 1.  BUSINESS

  The Company is a leading provider of software-based computer-telephony solutions for medium-sized enterprises. The Company provides flexible, cost-effective products that address the voice messaging, call center, fax server and production fax markets, and distributes these products primarily through independent distributors and value-added resellers. The Company's products run on off-the-shelf hardware, support Windows NT and OS/2, and interface with a wide variety of telephony and computer equipment.

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

  In response to the growth in voice communications, organizations are increasingly using voice messaging, call centers with automated intelligent routing and IVR (interactive voice response) systems that provide voice-prompted access to data. These computer-telephony solutions allow employees to more effectively manage communications, significantly improve call center efficiency, and allow easy access by telephone to large amounts of information that resides on computer databases.

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

  Utilize Capabilities of Multiple Distribution Channels. The Company targets medium-sized enterprises primarily through telephony-oriented distributors and computer-oriented value-added resellers. The Company believes that some enterprises will evaluate computer-telephony solutions from a telephony perspective while others will focus on data-centric solutions. The use of multiple distribution channels that target many of the same potential customers increases the likelihood that the Company's products will be sold to a particular customer. The Company intends to broaden its distribution channels by expanding its direct sales efforts and by continuing to enter into distribution agreements with private label OEMs and other strategic partners, such as the agreement with Ericsson Enterprise Networks AB.

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

  Pursue International Opportunities. The Company believes that the markets for CTI (computer telephony integration) products outside the United States will experience accelerated growth in the next few years. To pursue these opportunities, the Company intends to continue to localize its products for specific markets and to actively recruit new dealers, distributors and strategic partners internationally.

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

----------------------------------------------------------------------------------------------------------------------------
Product Line                                                               Description
----------------------------------------------------------------------------------------------------------------------------
 Messaging Products:

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

 PhoneXpress                            A call answering, routing and voice messaging system for small to medium-sized
  (Introduced 1993)                     enterprises that supports 4 to 16 ports.
----------------------------------------------------------------------------------------------------------------------------
 Call Center Products:

 AgentXpress for Windows NT             A high-performance ACD system for medium-sized call centers that runs on
  (Introduced 1997)                     Windows NT and supports up to 144 inbound trunk lines and up to 96 agents.

 Enhanced Agent                         Computer-telephony interfaces and applications that support integration of
  (Introduced 1997)                     AgentXpress with CallXpress and RightFAX servers.
----------------------------------------------------------------------------------------------------------------------------
 Enhanced Fax Products:

 RightFAX                               A high-performance LAN-based fax server that runs on Windows NT and supports
  (Introduced 1995)                     up to 32 fax channels.

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

 HOST-FAX for Unix                      A high-volume, production-oriented line of fax servers based on the Unix operating
  (Introduced 1991)                     system with many of the same capabilities found in CommercePath for Windows NT.
----------------------------------------------------------------------------------------------------------------------------

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

  Desktop Call Manager. Desktop Call Manager provides intelligent, real-time management of incoming calls, allowing the subscriber or member of a workgroup to take the call, take a message, or redirect the call. Incoming calls are identified by Caller ID, prompting the system to display the caller's identity on the subscriber's PC. Desktop Call Manager can be a very cost-effective application for smaller, informal call centers where an ACD (automated call distribution) system cannot be cost-justified.

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

  Enhanced Fax Products

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

   RightFAX runs on the Windows NT operating system. The newly announced RightFAX Enterprise product offers more advanced features, including least-cost routing, Internet and corporate intranet capabilities and load-sharing features for multiple server environments. RightFAX servers can be configured from 1 to 32 simultaneous inbound/outbound fax channels, supporting analog or digital T1 connectivity. Capacity is added by installing voice/fax cards and by purchasing port licenses. RightFAX servers are compatible with all major network operating systems and are sold as either software licenses or software kits (including fax cards).

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

Distribution

  The Company sells its products primarily through an indirect channel of resellers and distributors, as well as through direct sales and OEM and private label agreements. The Company believes that some enterprises will evaluate computer-telephony solutions from a telephony perspective while others will be more data-focused. The use of multiple distribution channels that access many of the same potential customers increases the likelihood that the Company's products will be sold to a particular customer. The Company has built large telephony-oriented and computer-oriented distribution channels in the United States and is developing its international distribution channels. In 1997, the Company took a significant step toward expanding its international distribution channels by forming a strategic relationship with Ericsson Enterprise Networks AB ("Ericsson"). See "--OEM/Strategic Accounts." No single customer represented 10% or more of the Company's net sales during 1997 or 1998. See "Risk Factors-- Dependence on Indirect Distribution."

 Telephony-Oriented Distribution

  The Company currently derives a substantial percentage of its U.S. telephony-oriented sales revenues from over 400 wholesale dealers and distributors comprised of customer premise telephone equipment dealers and voice processing specialists. This channel consists primarily of national telephone equipment dealers and regionally focused organizations and is serviced by 18 employees. The Company continues to selectively recruit additional dealers, focusing on those capable of marketing and servicing advanced computer-telephony application products.

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

 Computer-Oriented Distribution

  In the United States, the Company's computer-oriented sales force sells most of the Company's computer-oriented products through an indirect channel of value-added resellers, independent software vendors, and professional services companies specializing in custom systems development. These computer-oriented resellers are small- to medium-sized regionally-focused organizations. In addition, the Company markets its computer-oriented products directly to end-user customers through trade shows and journal advertisements. As of December 31, 1998, the computer-oriented sales force consisted of 67 employees.

 OEM/Strategic Accounts

  To broaden its access to certain markets, the Company has entered into distribution and private label/OEM agreements with Dictaphone Corporation and Fujitsu Business Communications Systems Inc. to sell private label versions of the Company's CallXpress3 and PhoneXpress products, and has an arrangement with Cardiff Software, Inc. to sell a private label version of its RightFAX products. The Company expects to pursue additional OEM and private label agreements in the future. As of December 31, 1998 the Company had 11 employees focused on OEM and strategic accounts. In December 1997, the Company entered into an OEM agreement with Ericsson. The agreement provides for the integration of the Company's CallXpress for Windows NT application into certain Ericsson systems that will be distributed and marketed by Ericsson worldwide. The agreement also provides for certain joint product development initiatives.

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

  The Company maintains four product development centers: CallXpress and PhoneXpress products are developed in Kirkland, Washington; AgentXpress products in Montclair, California; RightFAX products in Tucson, Arizona; and CommercePath products in Portland, Oregon. In total, the Company employed, as of December 31, 1998, 118 engineers, technicians and quality assurance specialists in its development centers. While development efforts in the past have been separate, the convergence of technologies is allowing the Company to collaborate and leverage development efforts among these groups. An example of such collaborative efforts is the incorporation of the RightFAX fax server into the CallXpress for Windows NT products. The Company expects these cross-development efforts to increase in the future.

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

  The Company believes that, for its product offerings to continue to achieve acceptance, it will be necessary to continue to develop enhanced versions of its computer-telephony applications. Over the past year the Company has released major new versions of its products which operate in the Windows NT environment. The Company expects to continue to expend significant research and development efforts in developing new technology, but does not expect to introduce as many new product lines in future years as the Company did in 1997. See "Risk Factors- -Rapidly Changing Technology and Customer Needs."

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

  The Company licenses certain portions of its technology from third parties under written agreements, some of which contain provisions for ongoing royalty payments. As of December 31, 1998, the Company had license agreements with Octel Corporation, Syntellect Inc., Intelligent Environments, Inc., International Business Machines Corporation and Metasoft Systems, Inc.

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

  In the market for LAN-based facsimile systems, the Company's principal competitors are Omtool, Ltd., Optus Software, Inc., Esker S.A. and Computer Associates International, Inc. The Company's fax server products also compete with vendors offering a range of alternative facsimile solutions, including operating systems containing facsimile and document transmission features, low-end fax modem products, desktop fax software, single-platform facsimile software products and customized proprietary software solutions. In the market for production facsimile systems, the Company's principal competitors are Biscom, Inc., Esker S.A. and Topcall International AG.

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

Employees

  As of December 31, 1998, the Company had 323 full-time employees, including 44 in administration, 19 in manufacturing, 74 in engineering and product development, and 186 in sales, marketing and technical support. The Company's employees enter into agreements containing confidentiality restrictions. The Company has never had a work stoppage and no employees are represented by a labor organization. The Company considers its employee relations to be good.

Item 2.   PROPERTIES

  The Company's headquarters and its telephony-oriented administrative, engineering, manufacturing and marketing operations are located in approximately 60,000 square feet of space in Kirkland, Washington under a lease that expires in January 2003. The Company also conducts telephony-oriented operations in approximately 6,600 square feet of leased space in Montclair, California. The Company's computer-oriented operations are primarily located in approximately 19,500 square feet of leased space in Tucson, Arizona and approximately 10,900 square feet of leased space in Portland, Oregon.

  The Company believes that these facilities are adequate to meet its current needs and that suitable additional or alternative space will be available, as needed, in the future on commercially reasonable terms.

Item 3.   LEGAL PROCEEDINGS

  In May 1998, CallWare brought suit against AVT in federal court in Salt Lake City, Utah, alleging various claims relating to purported false advertising by AVT. (CallWare Technologies, Inc. v. Applied Voice Technology, Inc., Case No. 2:98CV 0329K.) CallWare has claimed $20 million in monetary damages, and an additional $60 million in punitive damages. The suit is in the discovery phase, and an initial pretrial conference was held on January 14, 1999 and a trial date of January 10, 2000 has been set. AVT believes that CallWare's claims are without merit and is vigorously defending the lawsuit.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II

Item 5. MARKET FOR REGISTRATION'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  The information required by this Item is incorporated by reference to information contained in Note 9 to the Consolidated Financial Statements:
Quarterly Financial Data and Market Information (unaudited).

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                     Year Ended December 31,
                                                                         ------------------------------------------------
                                                                           1994      1995      1996      1997      1998
                                                                         --------  --------  --------  --------  --------
                                                                              (in thousands, except per share data)
Statement of Income Data:
  Net sales............................................................   $28,761   $31,284   $44,127   $58,091   $81,126
  Cost of sales........................................................    12,391    13,364    16,895    21,066    28,098
                                                                          -------   -------   -------   -------   -------
  Gross profit.........................................................    16,370    17,920    27,232    37,025    53,028
                                                                          -------   -------   -------   -------   -------
  Operating expenses:
     Research and development..........................................     2,671     2,732     4,149     6,719     8,082
     Selling, general and administrative...............................     8,357     8,458    14,509    19,212    27,663

               Non-recurring charges(1)................................        --        --     4,140    11,025       287
                                                                          -------   -------   -------   -------   -------
               Total operating expenses................................    11,028    11,190    22,798    36,956    36,032
                                                                          -------   -------   -------   -------   -------
  Operating income.....................................................     5,342     6,730     4,434        69    16,996
  Other income, net....................................................       294     1,116       919     1,070     1,145
                                                                          -------   -------   -------   -------   -------
  Income before income tax expense.....................................     5,636     7,846     5,353     1,139    18,141
  Income tax expense...................................................     1,398     2,512     3,419       410     6,531
                                                                          -------   -------   -------   -------   -------
  Net income...........................................................   $ 4,238   $ 5,334   $ 1,934   $   729   $11,610
                                                                          =======   =======   =======   =======   =======
  Diluted earnings per common share(2).................................     $0.52     $0.48     $0.17     $0.06     $0.88
  Net income excluding nonrecurring items(3)...........................   $ 4,238   $ 5,334   $ 6,074   $ 7,785   $11,793
  Diluted earnings per common share excluding nonrecurring
   Items(2)(3).........................................................     $0.52     $0.48     $0.52     $0.62     $0.90
  Weighted average common and common equivalent shares
   outstanding(2)......................................................     8,142    11,222    11,748    12,598    13,165

                                                                                           December 31,
                                                                         ------------------------------------------------
                                                                           1994      1995      1996      1997      1998
                                                                         --------  --------  --------  --------  --------
                                                                                          (in thousands)
Balance Sheet Data:
  Cash, cash equivalents and short-term investments....................   $22,685   $24,446   $27,679   $22,233   $39,049
  Working capital......................................................   $24,294   $29,670   $30,870   $27,926   $48,873
  Total assets.........................................................   $28,944   $36,932   $46,127   $54,410   $76,107
  Long-term debt, less current portion.................................   $    --   $   899   $   313   $    --   $    --
  Total shareholders' equity...........................................   $24,998   $32,889   $38,883   $43,010   $63,395

-------------------------
(1) Reflects nonrecurring charges of $287,000 related to the withdrawal of the follow-on stock offering in February 1998 as well as $4,140,000, $3,898,000 and $7,127,000 for the write-off of purchased, in-process research and development associated with the acquisition of RightFAX in January 1996, Telcom Technologies in January 1997 and CommercePath in October 1997, respectively.
(2) Computed on the basis described in Note 1 to the Consolidated Financial Statements.
(3) Excludes the after-tax effect of the nonrecurring charges in 1996, 1997 and 1998 referred to above.

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

  The Company sells its products primarily through an indirect channel of resellers and distributors, as well as through direct sales and OEM and private label agreements. The Company expanded its product offerings significantly in 1997 by releasing Windows NT-based products in each of its main product categories. The Company's product lines serve the needs of two areas of the computer telephony market - the telephony oriented buyer and the data oriented buyer of enterprise software and systems. The Company's telephony-oriented products include: CallXpress for Windows NT and CallXpress3, the Company's premier multi-application, high capacity computer-telephony product lines; PhoneXpress, a full-featured voice messaging system for small to medium-sized enterprises; AgentXpress for Windows NT, a high-performance Windows NT-based automated call center (ACD) system for medium-sized call centers; the recently released Automated Agent for Windows NT, an IVR capability for CallXpress for Windows NT; and Enhanced Agent, a set of interfaces and applications designed to extend the capabilities of AgentXpress. The Company's data-oriented products include RightFAX and RightFAX Enterprise, the Company's LAN-based fax server lines for Windows NT, and CommercePath's line of production document delivery systems for Windows NT and Unix. At this time the Company's data-oriented products are focused on the enterprise fax market. The Company significantly expanded its product offering in the past 24 months by releasing Windows NT-based products in each of its main product areas.

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

                                                      Year Ended December 31,
                                              ---------------------------------------
                                                 1996           1997          1998
                                              ------------  ------------  -----------
Net sales.....................................   100.0%        100.0%        100.0%
Cost of sales.................................    38.3          36.3          34.6
                                                 -----         -----         -----
Gross profit..................................    61.7          63.7          65.4
Operating expenses:
  Research and development....................     9.4          11.6          10.0
  Selling, general and administrative.........    32.9          33.1          34.1
  Non-recurring charges.......................     9.4          18.9           0.3
                                                 -----         -----         -----
  Total operating expenses....................    51.7          63.6          44.4
Operating income..............................    10.0           0.1          21.0
Other income, net.............................     2.1           1.9           1.4
                                                 -----         -----         -----
Income before income tax expense..............    12.1           2.0          22.4
Income tax expense............................     7.7           0.7           8.1
                                                 -----         -----         -----
Net income....................................     4.4%          1.3%         14.3%
                                                 =====         =====         =====

 Net Sales

  The Company derives net sales primarily from initial sales of software kits and licenses and fully integrated systems, as well as follow-on sales of add-on software modules and product upgrades. Sales to dealers and distributors are recognized when the products are shipped. The sales mix among the Company's product categories and between software kits and fully integrated systems affects both net sales and gross margin. Because of their hardware components, fully integrated systems generate higher revenue per unit and lower margins than comparable software kits. Advanced CTI application systems generally are sold at a higher unit price and with a higher gross margin than basic messaging systems due to the additional software modules purchased and the higher mix of software kits and software licenses as compared to fully integrated systems. Over the past three years, sales have shifted toward higher-margin advanced CTI products and software kits from lower-margin CTI-ready systems and basic messaging products, but there can be no assurance that this trend will continue. See "Risk Factors--Fluctuations in Quarterly Operating Results; Limited Backlog" and "--Declining Average Sales Prices."

  Years ended December 31, 1998 and 1997. Net sales increased 40% to $81.1 million in 1998 from $58.1 million in 1997. This increase resulted primarily from increased sales of enhanced fax products and a full year of sales from our CommercePath business unit, which on a combined basis increased 92% in 1998, and represented 57% of net sales, as compared to 42% of net sales in 1997. Sales of advanced messaging and call center systems continued to strengthen during 1998 and constituted 35% of total product sales in 1998. The lower-margin basic messaging market continued to be affected by price pressures from competitive offerings. Basic messaging sales declined 33% in 1998 from 1997, and represented 8% of net sales in 1998 compared to 16% of net sales in 1998. International sales for 1998 increased 23% from 1997, and represented 18% of net sales.

  Years ended December 31, 1997 and 1996. Net sales increased 32% to $58.1 million in 1997 from $44.1 million in 1996. The increase resulted primarily from sales of enhanced fax products, which increased 79% in 1997, and represented 42% of net sales, as compared to 31% of net sales in 1996. The Company introduced new, Windows NT-based, advanced CTI-oriented product lines in the first half of 1997 and included CommercePath's results of operations beginning in November 1997. The lower-margin basic messaging market continued to be affected by price pressures from competitive offerings. Basic messaging sales declined 18% in 1997 from 1996, and represented 16% of net sales in 1997 compared to 26% of net sales in 1996.

 Gross Profit

  Years ended December 31, 1998 and 1997. Gross profit as a percentage of net sales increased to 65.4% in 1998, as compared to 63.7% in 1997, due primarily to the favorable sales mix of enterprise fax products and advanced CTI applications and the declining sales of basic messaging systems.

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


 Research and Development

  Years ended December 31, 1998 and 1997. Research and development expenses increased 20% to $8.0 million in 1998 from $6.7 million in 1997, due primarily to increased personnel costs relating to acceleration of certain development projects, and a full year of research and development expenses associated with CommercePath. As a percentage of net sales, research and development expenses represented 10% in 1998, as compared to 11.6% in 1997.

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


 Selling, General and Administrative

  Years ended December 31, 1998 and 1997. Selling, general and administrative expenses increased 44% to $27.7 million in 1998 from $19.2 million in 1997, due primarily to the inclusion of CommercePath expenses for the entire year as well as increased personnel-related costs of domestic and international development of both the telephony-oriented and computer-oriented distribution channels. Selling, general and administrative expenses for 1998 included amortization of $1.1 million of goodwill relating to acquisitions compared to $0.7 million in 1997. Selling, general and administrative expenses represented 34.1% of net sales in 1998, as compared to 33.1% in 1997.

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

 Non-recurring Charges

  In February, 1998 the Company withdrew a follow-on stock offering originally filed in October 1997 and wrote-off the costs of $287,000 in connection with the canceled offering. In connection with the acquisitions of Telcom Technologies and CommercePath, the Company recognized nonrecurring charges of $3.9 million and $7.1 million in the first and fourth quarters of 1997, respectively, for the write-off of purchased, in-process research and development. The Company recognized a nonrecurring charge of $4.1 million in the first quarter of 1996 for the write-off of purchased, in-process research and development associated with the acquisition of RightFAX.

 Other Income, Net

  For the years ended December 31, 1998 and 1997, other income remained constant at $1.1 million. Other income increased to $1.1 million in 1997 from $0.9 million in 1996 due to increased cash and investment balances.

 Income Tax Expense

  The effective income tax rate in 1998, 1997 and 1996 was 36%, excluding acquisition-related charges. The acquisitions of Telcom Technologies and CommercePath in 1997 were taxable transactions, and, therefore, the resulting excess of purchase price over net tangible assets acquired is deductible for income tax purposes. By contrast, the excess of the purchase price over net tangible assets acquired associated with the acquisition of RightFAX in 1996 is not tax deductible. Primarily as a result of the differing tax treatment of these acquisitions, the Company recognized an income tax expense of $6.5 million in 1998 and $0.4 million in 1997, as compared to an income tax expense of $3.4 million in 1996.


 Net Income and Net Income Per Share

  Years ended December 31, 1998 and 1997. The Company recognized net income in 1998 of $11.6 million as compared to $0.7 million in 1997. Excluding the nonrecurring charges related to the cancellation of the follow-on stock offering in 1998, net income would have increased to $11.8 million compared to the 1997 net income excluding non-recurring charges of $7.8 million. Diluted net income per share, excluding the nonrecurring charges, increased to $.90 per share in 1998 from $.62 per share in 1997.

  Years ended December 31, 1997 and 1996. The Company recognized net income in 1997 of $0.7 million as compared to $1.9 million in 1996. Excluding the nonrecurring charges related to the RightFAX, Telcom Technologies and CommercePath transactions discussed above, net income for 1997 would have increased 28% to $7.8 million, from $6.1 million in 1996. Diluted net income per share, excluding the nonrecurring charges, increased to $.62 per share in 1997 from $.52 per share in 1996.


 Liquidity and Capital Resources

  Cash and cash equivalents and short-term investments increased to $39.0 million at December 31, 1998 from $22.2 million at December 31, 1997 and from $27.7 million at December 31, 1996, due primarily from operations. Cash flow generated from operating activities was $15.7 million, $10.3 million and $8.2 million in the years ended December 31, 1998, 1997 and 1996, respectively. The increases resulted primarily from profitable operations.

  The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates, each of which could adversely affect the value of the Company's investments. The Company does not currently use derivative financial instruments.

  The Company maintains a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as "available for sale" securities. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 1998, the fair value of the portfolio would decline by an immaterial amount. Because the Company has the ability to hold its fixed income investments until maturity, it does not expect its operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on its securities portfolio.

  The Company has assets and liabilities denominated in certain foreign currencies related to the Company's international sales operations. The Company has not hedged its translation risk on these currencies as the Company has the ability to hold its foreign-currency denominated assets indefinitely and does not expect that a sudden or significant change in foreign exchange rates would have a material impact on future net income or cash flows.

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

  In January 1996, the Company acquired RightFAX for $4.2 million in cash plus 326,000 shares of Common Stock. The business combination was accounted for as a purchase. Approximately $4.1 million of the purchase price was recognized as a nonrecurring charge in the first quarter of 1996, representing the value of purchased, in-process research and development. The remaining intangible assets are being amortized over seven years from the date of acquisition. As a result of the earn out and guaranteed value of the stock issued in the acquisition of RightFAX, the Company made payments in January 1998 and 1997 of $668,000 and $1,408,000, respectively, and also issued 52,000 and 190,000 additional shares of common stock. In January 1999, the Company paid the final amounts on the earn out of $250,000 and 9,800 shares of common stock. This earn out resulted in additional goodwill being recorded in December 1998, 1997 and 1996 of $0.5 million, $1.3 million and $2.0 million, respectively.

  In January 1997, the Company acquired selected assets and liabilities of Telcom Technologies. The purchase price for the acquisition was $3.5 million in cash, plus warrants to purchase 200,000 shares of Common Stock exercisable at $6.68 per share, which may be exercised any time prior to January 3, 2002. The Company accounted for the business combination as a purchase and recognized a nonrecurring charge of $3.9 million in the first quarter of 1997, representing the value of the purchased, in-process research and development.

  In October 1997, the Company acquired all the outstanding capital stock of CommercePath from Forest City Trading Group, Inc. for $10.4 million in cash. In connection with the acquisition, the Company also granted options to purchase 240,000 shares of Common Stock, at an exercise price of $14.05 per share, to two of CommercePath's executive officers. The Company accounted for the acquisition as a purchase and recorded a nonrecurring charge of $7.1 million for the write-off of purchased, in-process research and development. In addition, the Company recorded $1.8 million of goodwill that will be amortized over seven years. See
Note 8 to the Consolidated Financial Statements.

  At December 31, 1998, the Company had a $4.0 million unsecured revolving line of credit, none of which was outstanding. The Company's line of credit expires in May 1999 and contains certain financial covenants and restrictions as to various matters. The Company is currently in compliance with all such covenants and restrictions. Borrowings under the line of credit bear interest at the bank's prime rate or its interbank offering rate plus 1.50%, at the Company's option.

  The Company invested $2.1 million, $1.1 million and $0.9 million in equipment and leasehold improvements in the years ended December 31, 1998, 1997 and 1996, respectively. Equipment purchases in such years consisted primarily of computer hardware and software.

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

     2. The Company has tested and will continue to test computer components, including fax and voice cards and software it purchases from third parties, for Year 2000 compliance. The Company has verified that all such components and software currently in use are Year 2000 complaint. The Company, however, has identified alternate sources for critical components in the event that a supplier' s business is disrupted by the advent of the year 2000.

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

  Risks Associated With Recent and Future Acquisitions. Since January 1996, the Company has made three strategic acquisitions. The Company's management frequently evaluates potential acquisitions of products, technologies and businesses. Acquisitions by the Company may result in the diversion of management's attention from the day-to-day operations of the Company's business and may include numerous other risks, including difficulties in the integration of operations, products and personnel. The failure of efforts to integrate future acquisitions could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, acquisitions by the Company have the potential to result in dilutive issuances of equity securities, the incurrence of debt, write-offs of purchased, in-process research and development and amortization expenses related to goodwill and other intangible assets.

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

  Competition. The computer-telephony market is highly competitive and the Company believes that the competitive pressures it faces are likely to intensify, particularly as new offerings based on the Windows NT operating system emerge. The Company's principal competitors in the telephony-oriented market for messaging systems are independent suppliers, including the Octel Messaging Division of Lucent Technologies, Inc., Mitel Corporation, Active Voice Corporation,

Voysys Corporation and Callware Technologies, Inc. The Company's principal competitors in the call center systems market are manufacturers such as Aspect Telecommunications Corporation and Rockwell International Corporation. In addition to these independent suppliers of computer-telephony solutions, private branch exchange ("PBX") and key telephone systems manufacturers such as Lucent Technologies, Inc., Northern Telecom Ltd., Siemens Business Communication Systems, Inc., Executone Information Systems, Inc., Panasonic Communications and Systems Co., NEC America, Inc. and Toshiba America Information Systems, Inc. also compete with the Company by offering integrated voice messaging systems, unified messaging systems and automatic call distribution ("ACD") systems of their own design or under various OEM agreements.

  In the market for LAN-based facsimile systems, the Company's principal competitors are Omtool, Ltd., Optus Software, Inc., Esker, S.A. and Computer Associates International, Inc. The Company's fax server products also compete with vendors offering a range of alternative facsimile solutions, including operating systems containing facsimile and document transmission features, low-end fax modem products, desktop fax software, single-platform facsimile software products and customized proprietary software solutions. In the market for production facsimile systems, the Company's principal competitors are Biscom, Inc., Esker, S.A. and Topcall International AG.

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

  Limited Intellectual Property Protection; Potential Infringements. The Company's success depends in part on its ability to protect its proprietary technology. The Company has received a patent in the area of unified messaging, but there can be no assurance that the claims in the patent will not be successfully challenged or circumvented by competitors, or that the patent will provide competitive advantages for the Company's products. In addition, the Company relies on a combination of copyright, trademark and trade secret laws, nondisclosure and other agreements and technical measures to protect its proprietary technology. There can be no assurance that the Company will be able to obtain any meaningful patent protection for its technology in the future, or that the measures taken by the Company will be adequate to prevent or deter misappropriation of its technology or the development of technologies having similar performance characteristics. The Company's use of open systems architecture in the design of its products may make it easier for competitors to misappropriate or replicate the Company's designs and developments. The computer-telephony software industry has historically been characterized by numerous allegations of patent infringement among competitors, and considerable related litigation. The Company has received claims of patent infringement from several parties and likely will receive additional claims in the future. Although none of these claims has led to litigation to date, the Company's investigation into some of these claims has been limited by, among other things, lack of sufficient information regarding the claims. These claims may yet result in the Company's incurring substantial legal expenses and being required to obtain licenses, pay damages for infringement, or cease offering products that infringe such patents. There can be no assurance that a license under patents or other intellectual property that the Company is allegedly infringing would be available to the Company on reasonable terms, if at all. The inability of the Company to obtain necessary licenses or other rights or to protect its proprietary technology could have a material adverse effect on the Company's business, results of operations and financial condition. See "Business--Proprietary Rights."

  Risks of International Markets. The Company's future growth depends in part on continued expansion of its international sales, which accounted for approximately 18%, 21% and 18% of net sales in the years ended December 31, 1996, 1997 and 1998, respectively. This expansion requires significant management attention and financial resources, and has resulted in a significant portion of the Company's revenues being subject to the risks associated with international sales. Such risks include necessary product adaptations to local languages and telephone system technology, changes in regulatory requirements, special standards requirements, exposure to exchange rate fluctuations, tariffs and other trade barriers, difficulties in staffing and managing international operations, potentially adverse tax consequences, and uncertainties arising from local business practices and cultural considerations. Although substantially all of the Company's international sales currently are denominated in U.S. dollars, as the Company continues to expand its international operations, it expects its non-dollar-denominated sales and its exposure to gains and losses on international currency transactions to increase. The Company does not currently engage in transactions to hedge against the risk of currency fluctuations. Because most sales are U.S.-dollar denominated, exchange rate fluctuations may make the Company's products noncompetitive in certain markets. Furthermore, continued growth in international markets for the Company's products depends in part on the pace at which various foreign countries are upgrading their telephone systems. There can be no assurance that these factors will not have a material adverse effect on the Company's business, results of operations or financial condition. See "Business--Distribution--International Distribution."

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


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The information required by this item is incorporated by reference from the section labeled "Liquidity and Capital Resources" in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                AVT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                                      December 31,
                                                                                                  ---------------------
                                                                                                     1997       1998
------------------------------------------------------------------------------------------------  ----------  ---------
ASSETS                                                                                               (in thousands)
Current assets:
  Cash and cash equivalents.....................................................................     $ 7,965    $10,824
  Short-term investments........................................................................      14,268     28,225
  Accounts receivable, less allowance of $787,000 and $766,000..................................      10,098     14,153
  Inventories...................................................................................       4,908      5,560
  Deferred and prepaid income taxes.............................................................       1,119      1,430
  Prepaid expenses and other....................................................................         968      1,393
                                                                                                     -------    -------
     Total current assets.......................................................................      39,326     61,585
Equipment and leasehold improvements, net.......................................................       2,364      3,263
Intangibles, net................................................................................       8,815      7,677
Deferred income taxes...........................................................................       3,905      3,582
                                                                                                     -------    -------
                                                                                                     $54,410    $76,107
                                                                                                     =======    =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable..............................................................................     $ 2,352    $ 3,669
  Other current liabilities.....................................................................       6,114      8,669
  Note payable--current portion.................................................................         313          -
  Income taxes payable..........................................................................       2,621        374
                                                                                                     -------    -------
     Total current liabilities..................................................................      11,400     12,712
                                                                                                     -------    -------
Commitments.....................................................................................
Shareholders' equity:
  Preferred stock, par value $.01 per share, 2,000,000 shares authorized; none
    outstanding.................................................................................          --         --
  Common stock, par value $.01 per share, 60,000,000 shares authorized;
    11,522,558 and 12,623,255 outstanding.......................................................         115        126
  Additional paid-in capital....................................................................      31,604     40,368
  Retained earnings.............................................................................      11,291     22,901
                                                                                                     -------    -------
     Total shareholders' equity.................................................................      43,010     63,395
                                                                                                     -------    -------
                                                                                                     $54,410    $76,107
                                                                                                     =======    =======

     See the accompanying notes to these consolidated financial statements.

                                AVT CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                             Year Ended December 31,
                                                                                       ------------------------------------
                                                                                          1996         1997         1998
                                                                                       -----------  -----------  ----------
                                                                                      (in thousands, except per share data)
Net sales............................................................................     $44,127      $58,091      $81,126
Cost of sales........................................................................      16,895       21,066       28,098
                                                                                          -------      -------      -------
  Gross profit.......................................................................      27,232       37,025       53,028
                                                                                          -------      -------      -------
Operating expenses:
  Research and development...........................................................       4,149        6,719        8,082
  Selling, general and administrative................................................      14,509       19,212       27,663
  Non-recurring charges..............................................................       4,140       11,025          287
                                                                                          -------      -------      -------
     Total operating expenses........................................................      22,798       36,956       36,032
                                                                                          -------      -------      -------
Operating income.....................................................................       4,434           69       16,996
                                                                                          -------      -------      -------
Other income:
  Interest income....................................................................         909          808        1,056
  Other..............................................................................          10          262           89
                                                                                          -------      -------      -------
     Other income....................................................................         919        1,070        1,145
                                                                                          -------      -------      -------
Income before income tax expense.....................................................       5,353        1,139       18,141
Income tax expense...................................................................       3,419          410        6,531
                                                                                          -------      -------      -------
Net income...........................................................................     $ 1,934      $   729      $11,610
                                                                                          =======      =======      =======
Basic earnings per common share......................................................       $0.18        $0.06        $0.96
Weighted average common shares outstanding...........................................      10,752       11,364       12,115
Diluted earnings per common share....................................................       $0.17        $0.06        $0.88
Weighted average common and common equivalent shares outstanding.....................      11,748       12,598       13,165

    See the accompanying notes to these consolidated financial statements.

                                AVT CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 Years Ended December 31, 1996, 1997 and 1998



                                                  Common Stock     Additional                                Total
                                                -----------------   paid-in      Deferred     Retained   shareholders'
                                                Shares    Amount    capital    compensation   earnings       equity
                                                ----------------   ----------  ------------   --------   -------------
                                                                    (in thousands, except share data)
Balance at December 31, 1995................  10,288,080   $103     $24,170          $(34)   $ 8,650         $32,889
Unrealized loss on investments..............          --     --          --            --        (22)            (22)
Exercise of stock options...................     236,748      2         616            --         --             618
Stock compensation expense..................          --     --          --            34         --              34
Stock issued in acquisition.................     326,598      3       3,427            --         --           3,430
Net income..................................          --     --          --            --      1,934           1,934
                                              ----------   ----     -------       -------    -------         -------
Balance at December 31, 1996................  10,851,426    108      28,213            --     10,562          38,883
Stock issued in acquisition.................     191,032      2         666            --         --             668
Warrants issued in acquisition..............          --     --         700            --         --             700
Exercise of stock options...................     480,100      5       1,463            --         --           1,468
Tax benefit of stock options
 exercised..................................          --     --         562            --         --             562
Net income..................................          --     --          --            --        729             729
                                              ----------   ----     -------       -------    -------         -------
Balance at December 31, 1997................  11,522,558    115      31,604            --     11,291          43,010
Stock issued in acquisition.................      52,200      1         249            --         --             250
Exercise of stock options...................   1,048,497     10       3,866            --         --           3,876
Tax benefit of stock options
 exercised..................................          --     --       4,649            --         --           4,649
Net income..................................          --     --          --            --     11,610          11,610
                                              ----------   ----     -------       -------    -------         -------
Balance at December 31, 1998................  12,623,255   $126     $40,368          $ --    $22,901         $63,395
                                              ==========   ====     =======       =======    =======         =======

     See the accompanying notes to these consolidated financial statements.

                                AVT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Year Ended December 31,
                                                                                  ----------------------------------------
                                                                                      1996          1997           1998
                                                                                  -----------  -------------  ------------
                                                                                              (in thousands)
Cash flows from operating activities:
  Net income....................................................................     $ 1,934       $    729      $ 11,610
                                                                                     -------       --------      --------

Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization.................................................       1,395          2,083         2,908
  Non-recurring charges.........................................................       4,140         11,025           287
  Stock compensation expense....................................................          34             --            --
  Deferred income taxes.........................................................        (137)        (3,406)          228
  Changes in current assets and liabilities:
     Accounts receivable........................................................           5         (1,944)       (4,055)
     Inventories................................................................        (551)        (1,239)         (652)
     Prepaid expenses and other assets..........................................        (237)          (340)         (712)
     Accounts payable...........................................................         241             16         1,317
     Accrued compensation and benefits..........................................         514            (52)        2,283
     Income taxes payable.......................................................         546          2,278         2,183
     Other accrued liabilities..................................................         271          1,124           272
                                                                                     -------       --------      --------
     Total adjustments..........................................................       6,221          9,545         4,059
                                                                                     -------       --------      --------
     Net cash provided by operating activities..................................       8,155         10,274        15,669
                                                                                     -------       --------      --------

Cash flows from investing activities:
  Purchase of equipment and leasehold improvements..............................        (930)        (1,112)       (2,136)
  Cash paid in acquisition, net of cash acquired................................      (3,318)       (15,426)           --
  Purchase of short-term investments............................................      (3,309)            --       (13,957)
  Net proceeds from the sale of investments.....................................          --          1,216            --
  Other intangibles and long-term assets........................................          --            (64)         (280)
                                                                                     -------       --------      --------
     Net cash used in investing activities......................................      (7,557)       (15,386)      (16,373)
                                                                                     -------       --------      --------

Cash flows from financing activities:
  Repayment of long-term debt...................................................        (983)          (586)         (313)
  Proceeds from exercise of common stock options................................         331          1,468         3,876
                                                                                     -------       --------      --------
     Net cash provided by (used in) financing activities........................        (652)           882         3,563
                                                                                     -------       --------      --------
     Net decrease in cash.......................................................         (54)        (4,230)        2,859
Cash and cash equivalents at beginning of period................................      12,249         12,195         7,965
                                                                                     -------       --------      --------
Cash and cash equivalents at end of period......................................     $12,195       $  7,965      $ 10,824
                                                                                     =======       ========      ========

Cash paid for interest..........................................................     $   129       $     57      $     15

     See the accompanying notes to these consolidated financial statements.

                                AVT CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Nature of Business and Summary of Significant Accounting Policies

 Nature of Business

  AVT Corporation (the Company), a Washington corporation, provides software-based computer-telephony products for medium-sized enterprises. The Company's products address the voice messaging, call center, fax server and production fax markets and are distributed primarily through independent distributors and value-added resellers. The consolidated financial statements include the accounts of all subsidiaries, all of which are wholly owned, from the date of acquisition, including RightFAX, Inc., as of January 2, 1996, and CommercePath, Inc., as of October 22, 1997. All intercompany accounts have been eliminated.

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

 Equipment and Leasehold Improvements

  Equipment and leasehold improvements are stated at cost and are depreciated on the straight-line method over the estimated useful lives of the assets, which range from three to five years. Equipment and leasehold improvements consist of the following:

                                                                                               December 31,
                                                                                       ----------------------------
                                                                                            1997           1998
                                                                                       --------------  ------------
                                                                                             (in thousands)
  Computers and other equipment......................................................     $ 5,758         $ 7,505
  Leasehold improvements.............................................................         427             606
  Furniture and fixtures.............................................................         584             794
                                                                                          -------         -------
                                                                                            6,769           8,905
  Less accumulated depreciation......................................................      (4,405)         (5,642)
                                                                                          -------         -------
  Equipment and leasehold improvements, net..........................................     $ 2,364         $ 3,263
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

                                                                                                   December 31,
                                                                                            ---------------------------
                                                                                                1997           1998
                                                                                            -------------  ------------
                                                                                                  (in thousands)
  Goodwill on CommercePath acquisition....................................................    $ 1,793         $ 1,829
  Goodwill on RightFAX acquisition........................................................      5,406           5,906
  License agreements......................................................................      4,516           4,516
                                                                                              -------         -------
                                                                                               11,715          12,251
  Less accumulated amortization...........................................................     (2,900)         (4,574)
                                                                                              -------         -------
  Intangibles, net........................................................................    $ 8,815         $ 7,677
                                                                                              =======         =======

 Other Current Liabilities

                                                                                                 December 31,
                                                                                            -----------------------
                                                                                               1997         1998
                                                                                            -----------  ----------
                                                                                                (in thousands)
   Accrued compensation and benefits......................................................     $1,485       $3,768
   Acquisition costs......................................................................      1,336          250
   Deferred maintenance revenue...........................................................      1,891        2,210
   Other..................................................................................      1,402        2,441
                                                                                               ------       ------
   Other current liabilities..............................................................     $6,114       $8,669
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

 Revenue Recognition

  Revenues from sales to dealers are recognized when the products are shipped. When the Company has an installation obligation, revenues are recognized when product installation is complete. Revenues for software maintenance contracts are recognized over the maintenance periods, generally one year. Revenues from extended warranty agreements are recognized over the lives of the related service contracts on the straight-line method. The Company accrues estimated costs of technical support to customers as related revenues are recognized.

 Research and Development Costs

  Research and development costs are expensed as incurred. The Company has not capitalized any software development costs, as technological feasibility is not generally established until substantially all development is complete.

                                AVT CORPORATION

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

  The computation of diluted earnings per common share is as follows:



                                                                                                  Year Ended December 31,
                                                                                           ------------------------------------
                                                                                              1996         1997        1998
                                                                                           -----------  ----------  -----------
                                                                                         (in thousands, except per share amounts)
Diluted earnings per common share:
   Net income............................................................................     $ 1,934     $   729      $11,610
                                                                                              -------     -------      -------
   Weighted average common shares outstanding............................................      10,752      11,364       12,115
   Plus: dilutive options assumed exercised..............................................       1,592       2,790        2,364
   Less: shares assumed repurchased with proceeds from exercise..........................        (786)     (1,624)      (1,314)
   Plus: other common stock equivalents..................................................         190          68            -
                                                                                              -------     -------      -------
   Weighted average common and common equivalent shares outstanding......................      11,748      12,598       13,165
                                                                                              -------     -------      -------
   Diluted earnings per common share.....................................................       $0.17       $0.06        $0.88
                                                                                              =======     =======      =======

 Concentration of Credit Risk; Export Sales

  The Company achieves broad U.S. market coverage for its products primarily through a nationwide network of telephony-oriented dealers and computer-oriented value-added resellers. For the years ended December 31, 1998, 1997 and 1996, no customer represented 10% or greater of the Company's net sales. The Company performs ongoing credit evaluations of its customers' financial conditions and, generally, no collateral is required.

  The Company's export sales were as follows:

                                                                                                Year Ended December 31,
                                                                                           ---------------------------------
                                                                                              1996       1997        1998
                                                                                           ----------  ---------  ----------
                                                                                                    (in thousands)
   Canada................................................................................    $2,660     $ 3,395     $ 3,914
   Other.................................................................................     5,338       8,757      11,044
                                                                                             ------     -------     -------
                                                                                             $7,998     $12,152     $14,958
                                                                                             ======     =======     =======

                                AVT CORPORATION

  Segment Reporting

   The Company adopted Statement of Accounting Standard No. 131 "Disclosures about Segments of an Enterprise and Related Information "(SFAS No. 131) during 1998. SFAS 131 requires companies to disclose certain information about operating segments. Based on the criteria within SFAS No. 131, the Company has determined that it has one reportable segment, computer telephony products.

Sales of the Company's product by categories and amount are as follows:

                                                                   Year Ended December 31,
                                                              ---------------------------------
                                                                 1996       1997        1998
                                                              ----------  ---------  ----------
                                                                        (in thousands)
   Enhanced fax products....................................     $13,580    $24,253     $46,532
   Advanced messaging and call center products..............      18,911     24,276      28,159
   Basic messaging products.................................      11,636      9,562       6,435
                                                                 -------    -------     -------
                                                                 $44,127    $58,091     $81,126
                                                                 =======    =======     =======

2.  Income Taxes

  Income taxes are provided for in the consolidated statements of income using the asset and liability method. The difference between the provision for income taxes and the statutory tax rate applied to income before income tax expense is due to certain expenses not being deductible for tax purposes and research and experimentation credits.

  The following is a reconciliation from the U.S. statutory rate to the effective tax rate:

                                                                        Year Ended December 31,
                                                                        -----------------------
                                                                1996            1997             1998
                                                           --------------  ---------------  ---------------
                                                           Amount     %    Amount     %      Amount     %
                                                           -------  -----  -------  ------  --------  -----
                                                                       (dollars in thousands)
Tax at statutory rate....................................  $1,820   34.0%   $ 387    34.0%   $6,168   34.0%
Research and experimentation credit......................     (69)  (1.3)    (105)   (9.2)     (150)  (1.0)
Write-off of purchased, in-process research and
 development.............................................   1,408   26.3       --      --        --     --
Nondeductible goodwill amortization......................     101    1.9      230    20.2       319    1.8
Nontaxable interest income...............................    (217)  (4.0)    (235)  (20.6)     (227)  (1.3)
State taxes and other....................................     376    7.0      133    11.6       421    2.5
                                                           ------   ----    -----   -----    ------   ----
Income tax expense.......................................  $3,419   63.9%   $ 410    36.0%   $6,531   36.0%
                                                           ======   ====    =====   =====    ======   ====

                                AVT CORPORATION

  Income tax expense and cash paid for income taxes are as follows:

                                                                                              Year Ended December 31,
                                                                                      ---------------------------------------
                                                                                          1996          1997          1998
                                                                                      ------------  -------------  ----------
                                                                                                  (in thousands)
  Current...........................................................................     $3,556        $ 4,378       $6,303
  Deferred..........................................................................       (137)        (3,968)         228
                                                                                         ------        -------       ------
     Total income tax expense.......................................................     $3,419        $   410       $6,531
                                                                                         ======        =======       ======
  Cash paid for income taxes........................................................     $3,010        $ 1,539       $4,101
                                                                                         ======        =======       ======

  Deferred taxes result from temporary differences relating to items that are expensed for financial reporting, but are not currently deductible for income tax purposes.

  Significant components of the Company's deferred tax asset as of December 31, 1997 and 1998 are as follows:

                                                                                                       December 31,
                                                                                                  -----------------------
                                                                                                     1997         1998
                                                                                                  -----------  ----------
                                                                                                      (in thousands)
  Deferred tax assets:
     Accounts receivable allowances.............................................................     $  283      $  276
     Inventories................................................................................         75          85
     Depreciation and amortization..............................................................         64           -
     Accrued compensation and benefits..........................................................        171         192
     Purchased research and development.........................................................      3,841       3,549
     Deferred Revenue...........................................................................          -         468
     Other......................................................................................        590         442
                                                                                                     ------      ------
  Deferred tax assets and prepaid income taxes..................................................     $5,024      $5,012
                                                                                                     ======      ======


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

  The Company has stock option plans under which employees, directors, officers and other agents may be granted options to purchase common stock. The Company has reserved approximately 5,700,000 shares of common stock for issuance pursuant to these plans upon exercise of outstanding options and upon exercise of options to be granted in the future. Options generally vest over three to four years and expire 10 years from the date of grant. The options are exercisable at prices determined at the discretion of the Board of Directors. The Company accounts for these plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized and is based on the difference between the exercise price and fair market value at the date of grant, if any. Had compensation cost for stock option grants made in 1996, 1997 and 1998 been determined using the fair value method consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based

Compensation" (SFAS 123), the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                AVT CORPORATION

                                                                                   Year Ended December 31,
                                                                            --------------------------------------
                                                                               1996          1997         1998
                                                                            -----------  ------------  -----------
                                                                            ( in thousands expect per share data)
  Net Income:             As Reported................................          $1,934       $  729       $11,610
                          Pro Forma..................................          $  793       $ (441)      $ 9,374
  Basic EPS:              As Reported................................          $ 0.18       $ 0.06       $  0.96
                          Pro Forma..................................          $ 0.08       $(0.04)      $  0.77
  Diluted EPS:            As Reported................................          $ 0.17       $ 0.06       $  0.88
                          Pro Forma..................................          $ 0.07       $(0.04)      $  0.74

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the year ended December 31, 1998: risk-free interest rates of 6.25%; expected lives of five years; expected volatility of 44%; and $0 dividends. For 1997 the assumptions were: risk-free interest rates of 6.85%; expected lives of five years; expected volatility of 49%; and $0 dividends. For 1996 the following assumptions were used: risk-free interest rates of 6.25%; expected lives of five years; expected volatility of 45%; and $0 dividends.


 Stock Option Plans

  A summary of the status of the Company's stock option plans at December 31, 1996, 1997 and 1998, and the changes during the years then ended, is presented in the table and narrative below:


                                                                 1996                   1997                    1998
                                                         ---------------------  ---------------------  ----------------------
                                                                     Wtd. Avg.              Wtd. Avg.               Wtd. Avg.
                                                           Shares    Ex. Price    Shares    Ex. Price    Shares     Ex. Price
                                                         ----------  ---------  ----------  ---------  -----------  ---------

Outstanding at beginning of period.....................  1,476,568     $1.48     2,900,730    $ 4.44    2,840,210      $ 5.71
Granted................................................  1,783,800     $6.63       483,600    $10.86      852,978      $18.82
Exercised..............................................   (236,748)    $1.41      (480,102)   $ 3.06   (1,018,344)     $ 3.55
Canceled...............................................   (122,890)    $6.51       (64,018)   $ 6.95      (67,319)     $14.19
                                                         ---------               ---------             ----------
Outstanding at end of period...........................  2,900,730     $4.44     2,840,210    $ 5.71    2,607,525      $10.62
                                                         ---------               ---------             ----------
Exercisable at end of period...........................  1,196,472     $1.38     1,472,694    $ 3.46    1,333,282      $ 6.17
Weighted average fair value of options granted.........                $2.89                  $ 5.51                   $ 9.06

  Options outstanding have exercise prices ranging from $0.50 to $23.25 per share, with weighted average remaining contractual lives of 7.2, 6.9 and 7.3 years at December 31, 1996, 1997 and 1998, respectively. At December 31, 1998, 1,879,325 shares of the Company's common stock were available for future grant under the Company's stock option plans. Information relating to stock options outstanding and stock options exercisable at December 31, 1998 is as follows:

                                AVT CORPORATION

                         Options Outstanding                                        Options Exercisable
                         --------------------                                       -------------------
                                                          Wtd. Avg.
                                                          Remaining      Wtd. Avg.             Wtd. Avg.
         Range of Exercise Prices            Shares    Contractual Life  Ex. Price   Shares    Ex. Price
------------------------------------------  ---------  ----------------  ---------  ---------  ---------
$ 0.50 - $8.25...........................  1,505,292          6            $ 5.50   1,218,875     $ 5.52
$ 8.26 - $16.50..........................    574,487          9            $14.08     114,307     $13.07
$16.51 - $23.25..........................    527,748          9            $20.91         100     $22.50
                                           ---------          -            ------   ---------     ------
                                           2,607,525          7            $10.63   1,333,282     $ 6.17
                                           =========          =            ======   =========     ======

 Warrants

  At December 31, 1998, there were outstanding warrants to purchase 174,560 shares of the Company's common stock at $6.68 per share. The warrants were issued in connection with the Telcom Technologies Inc. acquisition discussed in
Note 8 below.


4.  Line of Credit

  At December 31, 1998, the Company had a $4.0 million unsecured revolving line of credit, none of which was used during the years ended December 31, 1997 and 1998. The Company's line of credit expires in May 1999, and contains certain financial covenants and restrictions as to various matters, including the Company's ability to pay cash dividends without the bank's prior approval. The Company is currently in compliance with such financial covenants and restrictions. Borrowings under the line of credit bear interest at the bank's prime rate or, at the Company's option, its interbank offering rate plus 1.50%. At December 31, 1998, the bank's prime rate was 7.75%, and its interbank offering rate was 5.1%.

5.  Short-Term Investments

  The Company has classified its investments as "available-for-sale" and recorded these investments at estimated fair value, with unrealized gains and losses, when material, reported as a component of shareholders' equity.

  Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income over the term of the investment. The cost of securities sold is based upon the specific identification method. Available-for-sale securities as of December 31, 1997 and 1998 consisted of municipal notes and bonds whose amortized cost approximates estimated fair value. As of December 31, 1997 and 1998 average maturity for these investments was four and eight months respectively.

                                AVT CORPORATION

6.  Commitments and Contingencies

 Leases

  The Company leases its office space under noncancelable operating leases. Rent expense under the noncancelable leases amounted to $654,000 in 1996, $1,048,000 in 1997 and $1,290,000 in 1998. Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

      1999......................................................   $1,403
      2000......................................................    1,378
      2001......................................................    1,251
      2002......................................................      806
      2003......................................................       67
                                                                   ------
                                                                   $4,905
                                                                   ======

 Retirement Savings Plan

  The Company offers a 401(k) profit-sharing plan to substantially all of its employees. Company contributions are determined annually and are at the discretion of the Board of Directors. Contributions made to the plan were $54,000 in 1996, $165,000 in 1997and $235,000 in 1998.


 License Agreements

  In connection with the acquisition of a business in 1989, the Company agreed to make royalty payments from future sales of the Company's products, up to a maximum of $2,800,000 in total, payable up to $70,000 per quarter, before adjustment for increases in the consumer price index. In February 1995, the Company made a prepayment of $1,808,000 to satisfy this royalty commitment. This intangible is being amortized over the remainder of the original agreement's term (67 months). Amounts charged to expense under this agreement were $324,000 in each of 1996, 1997 and 1998.

  In addition to the agreement mentioned above, the Company has two nonexclusive licenses to sell products using patented technology. In exchange for the licenses, the Company has made quarterly payments equal to 6% of net revenues from sales of components utilized in the Company's products that use the licensed technology.

  In September 1995, the Company renegotiated its royalty obligation for one of these licenses by issuing a note in the amount of $1,937,000, payable in 12 equal quarterly installments of $161,417 each, with the first installment paid upon the signing of the agreement. The Company accrued interest expense at an imputed rate of 8.75% per annum. This note was satisfied at December 31, 1998. The Company recorded an intangible for this prepayment in the amount of $1,725,000. The intangible is being amortized on a straight-line basis over the remaining average lives of the related patents (approximately 12 years).

  In July 1996, the Company renegotiated its royalty obligation for the second license by issuing a note in the amount of $450,000, payable over two quarters, with the first installment paid upon the signing of the agreement. The Company accrued interest expense at an imputed rate of 8.5% per annum. This note was satisfied at December 31, 1996. The Company recorded an intangible for this prepayment in the amount of $446,000. The intangible is being amortized on a straight-line basis over the remaining average lives of the related patents (approximately seven years). Amounts charged to expense for the two nonexclusive licenses were $212,000 in each of 1996, 1997 and 1998.

                                AVT CORPORATION

 Legal Proceedings

   In May 1998, CallWare brought suit against AVT in federal court in Salt Lake City, Utah, alleging various claims relating to purported false advertising by AVT. (CallWare Technologies, Inc. v. Applied Voice Technology, Inc., Case No. 2:98CV 0329K.) CallWare has claimed $20 million in monetary damages, and an additional $60 million in punitive damages. The suit is in the discovery phase, and an initial pretrial conference was held on January 14, 1999 and a trial date of January 10, 2000 has been set. AVT believes that CallWare's claims are without merit and is vigorously defending the lawsuit.


7.  Supplemental Information--Valuation and Qualifying Accounts

                                             Balance at  Charged to  Charged                   Balance
                                             Beginning   costs and   to other                  at end
               Description                   of period    expenses   accounts  Deductions(1)  of period
-------------------------------------------  ----------  ----------  --------  -------------  ---------
                                                                   (in thousands)
Allowance for doubtful accounts:
  December 31, 1996........................    $483         248         --         125          $606
  December 31, 1997........................    $606         208         97         124          $787
  December 31, 1998........................    $787         218         --         239          $766

(1) Amounts include write-offs of accounts receivable deemed uncollectable.


8.  Businesses Acquired

  On January 3, 1997, the Company acquired selected assets and liabilities of Telcom Technologies Inc., a developer of NT-based open-architecture automatic call distribution systems. The purchase price for the acquisition was $3.5 million in cash, plus warrants to purchase 200,000 shares of the Company's common stock at $6.68 per share, which may be exercised at any time prior to January 3, 2002. The Company accounted for the business combination as a purchase and recognized a nonrecurring charge of $3.9 million in the first quarter of 1997, representing the value of the purchased, in-process research and development.

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

  The pro forma unaudited consolidated operating results of the Company for the years ended December 31, 1996 and 1997, assuming the acquisition of CommercePath had been made as of January 1, 1996 and 1997, respectively, are summarized below:

                                                     1996                          1997
                                        -----------------------------  ---------------------------
                                                         Pro Forma                    Pro Forma
                                           Actual       (unaudited)      Actual      (unaudited)
                                        -------------  --------------  -----------  --------------
                                               (in thousands, except per share data)
  Net sales........................        $44,127        $50,401       $58,091        $63,468
  Net income.......................        $ 1,934        $ 1,811       $   729        $   226
  Diluted earnings per share.......        $  0.17        $  0.16       $  0.06        $  0.02

                                AVT CORPORATION

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


9.  Quarterly Financial Data and Market Information (unaudited)

                                                                               Quarter Ended
                                            ------------------------------------------------------------------------------------
                                            March 31,   June 30,  Sept. 30,  Dec. 31,   March 31,  June 30,  Sept. 30,  Dec. 31,
                                               1997       1997      1997       1997       1998       1998      1998       1998
                                            ----------  --------  ---------  ---------  ---------  --------  ---------  --------
                                                                      (in thousands except per share data)
Net sales.................................    $12,062    $13,660    $14,781   $17,588     $17,166   $19,439    $20,834   $23,687
Cost of sales.............................      4,590      4,958      5,475     6,043       6,344     6,969      6,937     7,848
                                              -------    -------    -------   -------     -------   -------    -------   -------
Gross profit..............................      7,472      8,702      9,306    11,545      10,822    12,470     13,897    15,839
Operating expenses:
  Research and development................      1,498      1,571      1,678     1,972       1,927     2,001      2,073     2,081
  Selling, general and
   administrative.........................      4,183      4,640      4,599     5,790       5,846     6,555      7,329     7,933

 Non-recurring charges....................      3,898         --         --     7,127         287        --         --        --
                                              -------    -------    -------   -------     -------   -------    -------   -------
     Total operating expenses.............      9,579      6,211      6,277    14,889       8,060     8,556      9,402    10,014
                                              -------    -------    -------   -------     -------   -------    -------   -------

Operating income (loss)...................     (2,107)     2,491      3,029    (3,344)      2,762     3,914      4,495     5,825
Other income, net.........................        240        278        265       287         235       320        241       348
                                              -------    -------    -------   -------     -------   -------    -------   -------
Income (loss) before income tax
 expense..................................     (1,867)     2,769      3,294    (3,057)      2,997     4,234      4,736     6,173
Income tax expense (benefit)..............       (672)       997      1,185    (1,100)      1,079     1,524      1,705     2,223
                                              -------    -------    -------   -------     -------   -------    -------   -------
Net income (loss).........................    $(1,195)   $ 1,772    $ 2,109   $(1,957)    $ 1,918   $ 2,710    $ 3,031   $ 3,950
                                              =======    =======    =======   =======     =======   =======    =======   =======
Diluted earnings (loss) per common
 share (1)................................    $ (0.11)   $  0.14    $  0.17   $ (0.17)    $  0.15   $  0.20    $  0.22   $  0.29
Net income excluding nonrecurring
 Items....................................    $ 1,300    $ 1,772    $ 2,109   $ 2,604     $ 2,102   $ 2,710    $ 3,031   $ 3,950
Diluted earnings per common share
 excluding nonrecurring items(1)..........    $  0.12    $  0.14    $  0.17   $  0.20     $  0.16   $  0.20    $  0.22   $  0.29
Weighted average common and
 common equivalent shares
 outstanding..............................     11,208     12,254     12,686    11,520      13,108    13,401     13,640    13,615
Stock price range (2)
  High....................................      10.06       9.69      15.06     16.25       20.31     23.50      25.75     29.69
  Low.....................................       5.88       5.69       8.69      9.50       13.38     17.13      19.63     12.19

(1) Earnings per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share amounts will not necessarily equal the total for the year.
(2) The Company's common stock is traded on the Nasdaq National Market under the symbol "AVTC." As of December 31, 1998, there were approximately 70 shareholders of record of the Company's common stock. The Company has not paid any cash dividends on its common stock.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
of AVT Corporation

  We have audited the accompanying consolidated balance sheets of AVT Corporation (a Washington corporation) and its subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AVT Corporation and its subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                 ARTHUR ANDERSEN LLP

Seattle, Washington,
January 28, 1999

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.


                                   PART III

Item 10-13.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by Part III (Item 10-13) is incorporated by reference to information in the Company's definitive proxy statements which will be filed pursuant to Regulation 14a within 120 days of December 31, 1998.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.   LIST OF DOCUMENTS FILED AS A PART OF THIS REPORT

     1.   Index financial statements

     .    Consolidated Balance Sheets--December 31, 1998 and 1997
     .    Consolidated Statements of Income--Years ended December 31, 1998, 1997 and 1996
     .    Consolidated Statements of Shareholders' Equity--Years ended December 31, 1998, 1997 and 1996
     .    Consolidated Statements of Cash Flows--Years ended December 31, 1998, 1997 and 1996
     .    Notes to Consolidated Financial Statements
     .    Report of Independent Public Accountants

     2.   Index to Financial Statement Schedules

     .    See Note 8 of Notes to Consolidated Financial Statements--Valuation and Qualifying--Accounts

     3.   Index to Exhibits

     Exhibit No.    Description
     -----------    -----------
          3.1       Restated Articles of Incorporation of AVT Corporation (A) (Exhibit 3.1)
          3.2       Amended and Restated Bylaws of AVT Corporation (A)(Exhibit 3.2)
          4.1       Form of Warrant, dated January 3, 1997, issued by Applied Voice Technology, Inc. to shareholders of Telcom Technologies, Inc. (E) (Exhibit 4.1)
        +10.1       1994 Nonemployee Directors Stock Option Plan (A) (Exhibit 10.1)
        +10.2       Restated 1989 Stock Option Plan (F)
        +10.3       1986 Incentive Stock Option Plan (A) (Exhibits 10.3)
        +10.4       Management Incentive Compensation Plan (A) (Exhibit 10.4)
        +10.5       Employment Agreement dated May 1, 1993 between Applied Voice Technology, Inc. and
                    Richard J. LaPorte (A) (Exhibit 10.5)
        +10.6       Form of Indemnification Agreement between Applied Voice Technology and each of its directors and officers (A) (Exhibit 10.6)
         10.7       Loan Agreement and Promissory Note dated May 16, 1997 between U.S. Bank of Washington and Applied Voice Technology, Inc.(G)  (Exhibit 10.7)
         10.8       Lease Agreement dated June 30, 1989 between Riggs National Bank of Washington D.C. and
                    Applied Voice Technology, Inc. as amended (A) (Exhibit 10.11)
         10.9       Second Amendment to Lease Agreement dated February 1, 1995 between Riggs National Bank of Washington D.C. and Applied Voice Technology, Inc. (D) (Exhibit 10.11)
        10.10       Third Amendment to Lease Agreement dated May 28, 1997 between Riggs National Bank of
                    Washington D.C. and Applied Voice Technology, Inc. (G) (Exhibit 10.10)
        10.11       Lease Agreement dated May 28, 1997 between Riggs National Bank of Washington D.C. and
                    Applied Voice Technology, Inc. (G)  (Exhibit 10.11)
       #10.12       Amended Patent License Agreement dated September 29, 1995 between Syntellect
                    Technology Corp. and Applied Voice, Technology Inc. (B) (Exhibit 10.1)
        10.13       Master Software Manufacturing License Agreemented dated June 11, 1992 between Intelligent
                    Environments Inc. and Applied Voice Technology, Inc. as amended (A) (Exhibit 10.16)
        10.14       Agreement and Plan of Merger among Applied Voice Technology, Inc., Cracchiolo & Feder,
                    Inc., the shareholders of Cracchiolo & Feder, Inc. and CFI Acquisition Corp., dated as of
                    January 2, 1996. (C) (Exhibit 10.1)
        10.15       Registration Rights Agreement among Applied Voice Technology, Inc., Joseph J. Cracchiolo and Bradley H. Feder, dated as of January 2, 1996 (C) (Exhibit 10.2)
         21.1       Subsidiaries of Applied Voice Technology, Inc.(G) (Exhibit 21.1)
         23.1       Consent of Arthur Andersen, LLP.
         27.1       Financial Data Schedule for Year End 12/31/1998
____________________

(A) Previously filed with, and incorporated herein by reference to, designated exhibits to Registration Statement on Form S-1 of Applied Voice Technology, Inc. File No. 33-85452.
(B) Previously filed with, and incorporated by reference to, designated exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
(C) Previously filed with, and incorporated by reference to, designated exhibit to the Company's Current Report on Form 8-K dated January 2, 1996.
(D) Previously filed with, and incorporated by reference to, designated exhibit to the Company's 1995 Annual Report on Form 10-K.
(E) Previously filed with, and incorporated by reference to, designated exhibit to the Company's Current Report on Form 8-K dated January 3, 1997.
(F) Previously filed with, and incorporated by reference to, appendix A to the Company's definitive Proxy Statement dated April 16, 1996.
(G) Previously filed with, and incorporated by reference to, designated exhibit to the Company's 1997 Annual Report on Form 10-K.
 +   Management contract or compensatory plan or arrangement.
 #   Confidential treatment requested for a portion of this agreement.


B.   Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended December 31, 1998.

SIGNATURES

  Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned, thereunto duly authorized, in the City of Kirkland, State of Washington, on the 22nd day of March, 1999.


                                       AVT CORPORATION

                                       By: /s/ Richard J. LaPorte
                                       --------------------------
                                       Richard J. LaPorte
                                       President and Chief Executive Officer

  Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities indicated below on the 22nd day of March, 1999.

      Signature                       Title

 /s/ Richard J. LaPorte       President, Chief Executive Officer and Director
------------------------      (Principal Executive Officer)
   Richard J. LaPorte

   /s/ Roger A. Fukai         Executive Vice President of Finance and Administration and Chief
------------------------      Financial Officer (Principal Financial and Accounting Officer)
     Roger A. Fukai

 /s/ James S. Campbell        Director
------------------------
   James S. Campbell

  /s/ Robert L. Lovely        Director
------------------------
    Robert L. Lovely

  /s/ William L. True         Director
------------------------
    William L. True

  /s/ Robert  F. Gilb         Director
------------------------
     Robert F. Gilb


                                 EXHIBIT INDEX

     Exhibit No.    Description
     -----------    -----------
          3.1       Restated Articles of Incorporation of AVT Corporation (A) (Exhibit 3.1)
          3.2       Amended and Restated Bylaws of AVT Corporation (A)(Exhibit 3.2)
          4.1       Form of Warrant, dated January 3, 1997, issued by Applied Voice Technology, Inc. to shareholders of Telcom Technologies, Inc. (E) (Exhibit 4.1)
        +10.1       1994 Nonemployee Directors Stock Option Plan (A) (Exhibit 10.1)
        +10.2       Restated 1989 Stock Option Plan (F)
        +10.3       1986 Incentive Stock Option Plan (A) (Exhibits 10.3)
        +10.4       Management Incentive Compensation Plan (A) (Exhibit 10.4)
        +10.5       Employment Agreement dated May 1, 1993 between Applied Voice Technology, Inc. and
                    Richard J. LaPorte (A) (Exhibit 10.5)
        +10.6       Form of Indemnification Agreement between Applied Voice Technology and each of its directors and officers (A) (Exhibit 10.6)
         10.7       Loan Agreement and Promissory Note dated May 16, 1997 between U.S. Bank of Washington and Applied Voice Technology, Inc.(G)  (Exhibit 10.7)
         10.8       Lease Agreement dated June 30, 1989 between Riggs National Bank of Washington D.C. and
                    Applied Voice Technology, Inc. as amended (A) (Exhibit 10.11)
         10.9       Second Amendment to Lease Agreement dated February 1, 1995 between Riggs National Bank of Washington D.C. and Applied Voice Technology, Inc. (D) (Exhibit 10.11)
        10.10       Third Amendment to Lease Agreement dated May 28, 1997 between Riggs National Bank of
                    Washington D.C. and Applied Voice Technology, Inc. (G) (Exhibit 10.10)
        10.11       Lease Agreement dated May 28, 1997 between Riggs National Bank of Washington D.C. and
                    Applied Voice Technology, Inc. (G)  (Exhibit 10.11)
       #10.12       Amended Patent License Agreement dated September 29, 1995 between Syntellect
                    Technology Corp. and Applied Voice, Technology Inc. (B) (Exhibit 10.1)
        10.13       Master Software Manufacturing License Agreemented dated June 11, 1992 between Intelligent
                    Environments Inc. and Applied Voice Technology, Inc. as amended (A) (Exhibit 10.16)
        10.14       Agreement and Plan of Merger among Applied Voice Technology, Inc., Cracchiolo & Feder,
                    Inc., the shareholders of Cracchiolo & Feder, Inc. and CFI Acquisition Corp., dated as of
                    January 2, 1996. (C) (Exhibit 10.1)
        10.15       Registration Rights Agreement among Applied Voice Technology, Inc., Joseph J. Cracchiolo and Bradley H. Feder, dated as of January 2, 1996 (C) (Exhibit 10.2)
         21.1       Subsidiaries of Applied Voice Technology, Inc.(G) (Exhibit 21.1)
         23.1       Consent of Arthur Andersen, LLP.
         27.1       Financial Data Schedule for Year End 12/31/1998
____________________

(A) Previously filed with, and incorporated herein by reference to, designated exhibits to Registration Statement on Form S-1 of Applied Voice Technology, Inc. File No. 33-85452.
(B) Previously filed with, and incorporated by reference to, designated exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
(C) Previously filed with, and incorporated by reference to, designated exhibit to the Company's Current Report on Form 8-K dated January 2, 1996.
(D) Previously filed with, and incorporated by reference to, designated exhibit to the Company's 1995 Annual Report on Form 10-K.
(E) Previously filed with, and incorporated by reference to, designated exhibit to the Company's Current Report on Form 8-K dated January 3, 1997.
(F) Previously filed with, and incorporated by reference to, appendix A to the Company's definitive Proxy Statement dated April 16, 1996.
(G) Previously filed with, and incorporated by reference to, designated exhibit to the Company's 1997 Annual Report on Form 10-K.
 +   Management contract or compensatory plan or arrangement.
 #   Confidential treatment requested for a portion of this agreement.