Form 10-Q
period 1999-03-31
AVT CORP
filed 1999-05-12
CIK 931784

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              __________________

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                 for the quarterly period ended March 31, 1999


                        Commission File Number 0-25186

                                AVT CORPORATION
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


The number of outstanding shares of the Registrant's Common Stock as of April 30, 1999 was 13,121,341.

                                AVT CORPORATION

                                   FORM 10-Q
                     For the Quarter Ended March 31, 1999

                               Table of Contents

                                                                            Page
                                                                            ----

PART I.   Financial Information

          Item 1. Financial Statements (unaudited)........................     3

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................     8


PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K.......................    11


Signatures................................................................    12

                        Part I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                AVT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                                                          March 31,           December 31,
                                                            1999                  1998
                                                      ----------------     ----------------
                           ASSETS                                (in thousands)
Current assets:
     Cash and cash equivalents                               $14,357              $10,824
     Short-term investments                                   33,369               28,225
     Accounts receivable, net                                 13,620               14,153
     Inventories                                               5,565                5,560
     Deferred and prepaid income taxes                         2,109                1,430
     Prepaid expenses and other                                1,248                1,393
                                                      ----------------     ----------------
                  Total current assets                        70,268               61,585

Equipment and leasehold improvements, net                      3,448                3,263
Intangibles, net                                               7,249                7,677
Deferred income taxes                                          3,518                3,582
                                                      ----------------     ----------------
                                                             $84,483              $76,107
                                                      ================     ================

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                        $ 3,444              $ 3,669
     Accrued compensation and benefits                         4,061                3,768
     Other accrued liabilities                                 5,160                4,901
     Federal income taxes payable                                  -                  374
                                                      ----------------     ----------------
                  Total current liabilities                   12,665               12,712
                                                      ----------------     ----------------

Commitments and contingencies

Shareholders' equity:
     Preferred stock, par value $.01 per share,
        2,000,000 authorized; none outstanding                     -                    -
     Common stock, par value $.01 per share,
        60,000,000 authorized; 13,094,053 and                    131                  126
        12,623,255 shares outstanding
     Additional paid-in capital                               45,473               40,368
     Retained earnings                                        26,214               22,901
                                                      ----------------     ----------------
                  Total shareholders' equity                  71,818               63,395
                                                      ----------------     ----------------

                                                             $84,483              $76,107
                                                      ================     ================

         See accompanying notes to consolidated financial statements.

                                AVT CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                                                                 Quarter ended
                                                                   March 31,
                                                      ------------------------------------
                                                             1999              1998
                                                      ------------------------------------
                                                      (in thousands, except per share data)
Net sales                                                   $22,621           $17,166
Cost of sales                                                 7,696             6,344
                                                      ----------------     ---------------
          Gross profit                                       14,925            10,822
Operating expenses:
     Research and development                                 2,242             1,927
     Sales, general and administrative                        7,895             5,846
     Non-recurring charges (1)                                    -               287
                                                      ----------------     ---------------
          Total operating expenses                           10,137             8,060
                                                      ----------------     ---------------
Operating income                                              4,788             2,762
Other income, net                                               388               235
                                                      ----------------     ---------------
Income before income taxes                                    5,176             2,997
Income tax expense                                            1,863             1,079
                                                      ----------------     ---------------
Net income                                                  $ 3,313           $ 1,918
                                                      ================     ===============

Basic earnings per common share                             $  0.26           $  0.16

Weighted average common shares outstanding                   12,792            11,664

Diluted earnings per common share                           $  0.24           $  0.16

Weighted average common and common equivalent
 shares outstanding                                          13,814            13,108

(1) Non-recurring charges consist of write-off of costs related to the withdrawal of the follow-on stock offering in February, 1998 (originally filed in October 1997).

         See accompanying notes to consolidated financial statements.

                                AVT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                     Quarter ended
                                                                       March 31,
                                                         -------------------------------------
                                                                1999               1998
                                                         ------------------  -----------------
                                                                    (in thousands)
Cash flows from operating activities:
     Net income                                                   $ 3,313            $ 1,918
                                                         ------------------  -----------------
Adjustments to reconcile net income to net cash
         provided by operating activities:
     Depreciation and amortization                                    792                676
     Deferred income tax asset                                       (205)                 -
     Changes in current assets and liabilities,
          net of effects of acquisition:
         Accounts receivable                                          533                388
         Inventories                                                   (5)               543
         Prepaid expenses and other assets                            145                144
         Accounts payable                                            (225)               (74)
         Accrued compensation and benefits                            293               (562)
         Other accrued liabilities                                    259                355
         Federal income taxes payable                               1,911              1,112
                                                         ------------------  -----------------
         Total adjustments                                          3,499              2,582
                                                         ------------------  -----------------
              Net cash provided by operating activities             6,812              4,500
                                                         ------------------  -----------------
Cash flows from investing activities:
     Purchase of equipment and leasehold improvements                (532)              (438)
     Purchase of short-term investments                            (5,144)            (4,741)
     Purchase of intangibles and other long-term assets               (18)               (29)
                                                         ------------------  -----------------
               Net cash used by investing activities               (5,694)            (5,208)
                                                         ------------------  -----------------
Cash flows from financing activities:
     Repayment of long-term debt                                        -               (155)
     Proceeds from exercise of stock options                        2,415                439
                                                         ------------------  -----------------
               Net cash  provided by financing activities           2,415                284
                                                         ------------------  -----------------
           Net increase (decrease) in cash and cash
            equivalents                                             3,533               (424)

Cash and cash equivalents at beginning of period                   10,824              7,965
                                                         ------------------  -----------------
Cash and cash equivalents at end of period                 $       14,357      $       7,541
                                                         ==================  =================


Supplementary disclosures of cash flows:
     Cash paid for income taxes                            $          158      $           -

          See accompanying notes to consolidated financial statements.

                                AVT CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1.   Interim Financial Statements

     The accompanying consolidated financial statements of AVT Corporation and subsidiaries (the Company) are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three month period ended March 31, 1999 are not necessarily indicative of future financial results.

     Certain notes and other information have been condensed or omitted from the interim financial statements presented in this quarterly report on Form 10-Q. Accordingly, these financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.   Earnings Per Share

                                                                                  Quarter ended March 31,
                                                               -----------------------------------------------------------
                                                                          1999                             1998
                                                               ---------------------------    ----------------------------
                                                                          (in thousands, except per share data)
                                                               -----------------------------------------------------------
                                                                  Basic         Diluted           Basic          Diluted
                                                               ----------    -------------    ------------     -----------
Net income                                                       $ 3,313        $ 3,313          $ 1,918         $ 1,918
                                                               ==========    =============    ============     ===========

Computation of common and common
     equivalent shares outstanding:
               Common Stock                                       12,792         12,792           11,664          11,664
               Options                                                            1,022                            1,444
                                                               ----------    -------------    ------------     -----------
Common and common equivalent shares
     used in computing per share amounts                          12,792         13,814           11,664          13,108
                                                               ==========    =============    ============     ===========
Net income per share                                             $  0.26        $  0.24          $  0.16         $  0.15
                                                               ==========    =============    ============     ===========

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

4.   Changes in Shareholders' Equity

Beginning balance at December 31, 1998                   $63,395
Net Income                                                 3,313
Exercise of stock options                                  2,415
Tax benefit from exercise of non-qualified stock
 options                                                   2,695

                                                      ----------
Ending balance at March 31, 1999                         $71,818
                                                      ==========

                                AVT CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


5.   Segment Reporting

     The Company has adopted Statement of Accounting Standard No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS No.
131). SFAS 131 requires companies to disclose certain information about operating segments. Based on the criteria within SFAS No. 131, the Company has determined that it has one reportable segment, computer telephony products.

Sales of the Company's product by categories and amount are as follows:

                                                             Quarter Ended
                                                          -------------------
                                                               March 31,
                                                               ---------
                                                            1999       1998
                                                          ---------  --------
                                                             (in thousands)
   Enhanced fax products...............................    $13,002    $ 9,571
   Advanced messaging and call center products.........      7,982      5,902
   Basic messaging products............................      1,637      1,693
                                                           -------    -------
                                                           $22,621    $17,166
                                                           =======    =======

6.   Acquisition of MediaTel

     On April 14, 1999, the Company acquired MediaTel Corporation, a privately held San Francisco based provider of outsourced electronic document delivery services, in a transaction accounted for as a pooling of interests. The Company issued 1,609,596 shares of common stock for all outstanding shares of MediaTel and exchanged options to purchase 284,958 shares of the Company's common stock at a weighted average price of $3.66 per share for the outstanding MediaTel options.

     Had the acquisition been consummated at March 31, 1999, the pro forma results of the combined companies would have been as follows:

                                                             Quarter Ended
                                                          -------------------
                                                               March 31,
                                                               ---------
                                                            1999       1998
                                                          --------   --------
                                                         (in thousands except
                                                           per share data)
   Revenue............................................    $28,843     $22,313
   Net income.........................................      3,942       2,405
   Basic earnings per share...........................    $  0.27     $  0.18
   Diluted earnings per share.........................    $  0.25     $  0.16

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

   The Company sells its products primarily through an indirect channel of resellers and distributors, as well as through direct sales and OEM and private label agreements. The Company's product lines serve the needs of two areas of the computer telephony market the telephony oriented buyer and the data oriented buyer of enterprise software and systems. The Company's telephony-oriented products include: CallXpress for Windows NT and CallXpress3, the Company's premier multi-application, high capacity computer-telephony product lines; PhoneXpress, a full-featured voice messaging system for small to medium-sized enterprises; AgentXpress for Windows NT, a high-performance Windows NT-based automated call center (ACD) system for medium-sized call centers; the recently released Automated Agent for Windows NT, an IVR capability for CallXpress for Windows NT; and Enhanced Agent, a set of interfaces and applications designed to extend the capabilities of AgentXpress. The Company's data-oriented products include RightFAX and RightFAX Enterprise, the Company's LAN-based fax server lines for Windows NT, and CommercePath's line of production document delivery systems for Windows NT and Unix. At this time the Company's data-oriented products are focused on the enterprise fax market.

   When used in this discussion, the words "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Factors which could affect the Company's financial results are described below and in Item 1 (Business) of the 1998 Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.


Results of Operations

   Net sales. Net sales increased 31.8% to $22,621,000 in the quarter ended March 31, 1999, from $17,166,000 in the comparable 1998 quarter. This growth was fueled by enhanced fax sales which increased 35.8% from the comparable prior-year quarter and represented 57.5% of net sales, and unified messaging and installed base upgrade sales in our computer telephony group which increased 35% and represented 35% of total net sales. Sales of low margin basic messaging product lines were flat when compared to the same quarter in 1998. The Company expects sales of the lower-margin basic messaging products to continue to be affected by price pressures from competitive offerings and decline as a percentage of total sales in the future. International sales for the first quarter of 1999 increased 62.3% compared to the first quarter of 1998, and represented 23.7% of total net sales.

   Gross profit. Gross profit as a percentage of net sales improved to 66.0% in the quarter ended March 31, 1999, as compared to 63.0% in the comparable prior-year quarter, due to the continued sales mix shift toward the higher margin enhanced fax and NT-based CTG product lines.

   Research and development. Research and development expenses increased to $2,242,000 in the quarter ended March 31, 1999 from $1,927,000 in the comparable prior-year period, due primarily to increased personnel costs relating to acceleration of certain development projects. As a percentage of sales, research and development expenses for the current quarter declined to 10.0% compared with 11.2% of net sales in the comparable prior-year quarter.

   Sales, general and administrative. Sales, general and administrative expenses increased to $7,895,000 in the quarter ended March 31, 1999 from $5,846,000 in the comparable prior-year quarter, due primarily to increased marketing and personnel-related costs of developing domestic and international distribution for both the CTG and Enterprise Fax channels. Sales, general and administrative costs for the current quarter represented 34.9% of net sales, an increase from 34.1% in the comparable prior-year quarter.

   Operating income. Operating income for the quarter ended March 31, 1999 increased to $4,788,000, or 21.2% of net sales, from $2,762,000, or 16.1% of net sales, in the comparable prior-year quarter. In the first quarter of 1998, the Company wrote off costs of $287,000 related to the withdrawal in February of the follow-on stock offering originally filed in October 1997.

   Other income, net. Net other income was $388,000 in the quarter ended March 31, 1999, as compared to $235,000 in the comparable prior-year quarter due to increased interest income on investments.

   Income tax expense. The effective tax rate for the quarter ended March 31, 1999 and 1998 was 36.0%, with income tax expense of $1,863,000 for the quarter ended March 31, 1999 and $1,079,000 in the comparable prior-year quarter.

   Net income. The Company recognized net income of $3,313,000 or $0.24 per diluted common share for the quarter ended March 31, 1999, as compared to $1,918,000 or $0.15 per diluted common share for the comparable prior-year quarter.


Liquidity and Capital Resources

   Cash provided by operating activities in the three months ended March 31, 1999 was $6.8 million due primarily to continuing profitable operations. The average accounts receivable collection period remained favorable at 51 days. Inventories remained constant at $5.6 million at March 31, 1999 and December 31, 1998.

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

     4. The Company has implemented a process to contact third parties with which it has material relationships, including its vendors, distributors, banks, and transfer agent, to attempt to determine their preparedness with respect to Year 2000 issues and to analyze the risks to the Company in the event any such third parties experience significant business interruptions as a result of Year 2000 noncompliance. At March 31, 1999, the Company had substantially completed this review.

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

                         Part II.   OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits
                27.1   Financial Data Schedule

           (b)  Reports on Form 8-K
                The Company did not file any reports on Form 8-K during the quarter ended March 31, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AVT Corporation
                                    (Registrant)

Date:  May  12, 1999                By:  /s/ Roger A. Fukai
                                         -----------------------
                                         Roger A. Fukai
                                         Executive Vice President
                                         Finance and Administration,
                                         Chief Financial Officer

                                         Signing on behalf of registrant and
                                           as principal financial officer