Form 10-Q
period 1999-06-30
AVT CORP
filed 1999-08-12
CIK 931784

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ______________________

                                   FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                 for the quarterly period ended June 30, 1999



                        Commission File Number 0-25186

                                AVT CORPORATION
    ----------------------------------------------------------------------
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

                                Yes  X    No ___
                                    ---



The number of outstanding shares of the Registrant's Common Stock as of July 21, 1999 was 14,296,018.

================================================================================

                                AVT CORPORATION

                                   FORM 10-Q
                      For the Quarter Ended June 30, 1999

                               Table of Contents

                                                                           Page
                                                                           ----
 PART I.  Financial Information

          Item 1. Financial Statements (unaudited).......................     3

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................     9

          Item 3. Quantiative and Qualitative Disclosures about Market
                  Risk...................................................    12

PART II.  Other Information

          Item 2. Changes in Securities..................................    14

          Item 4. Submission of Matters to a Vote of Security Holders....    14

          Item 6. Exhibits and Reports on Form 8-K.......................    14

Signatures...............................................................    15

                        Part I.  FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS


                                AVT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                                                                             June 30,     December 31,
                                                                               1999           1998
                                                                             --------     ------------
                           ASSETS                                                 (in thousands)
Current assets:
     Cash and cash equivalents                                               $ 21,432         $14,466
     Short-term investments                                                    36,055          28,225
     Accounts receivable, net                                                  18,450          17,563
     Inventories                                                                5,243           5,560
     Deferred and prepaid income taxes                                          2,109           1,461
     Prepaid expenses and other                                                 1,378           1,536
                                                                             --------         -------
                         Total current assets                                  84,667          68,811

Equipment and leasehold improvements, net                                       5,943           5,417
Intangibles, net                                                                6,792           7,677
Deferred income taxes                                                           3,518           3,743
                                                                             --------         -------
                                                                             $100,920         $85,648
                                                                             ========         =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                        $  5,796         $ 4,793
     Accrued compensation and benefits                                          3,106           4,097
     Other accrued liabilities                                                  6,821           5,094
     Federal income taxes payable                                               2,103             578
                                                                             --------         -------
                         Total current liabilities                             17,826          14,562
                                                                             --------         -------

Commitments and contingencies

Shareholders' equity:
     Preferred stock, par value $.01 per share, 2,000,000
        authorized; none outstanding                                                -               -
     Common stock, par value $.01 per share, 60,000,000
        authorized; 14,941,073 and 14,703,649 shares outstanding,
        respectively, and additional paid-in capital                           48,797          43,129
     Retained earnings                                                         34,297          27,957
                                                                             --------         -------
                         Total shareholders' equity                            83,094          71,086
                                                                             --------         -------

                                                                             $100,920         $85,648
                                                                             ========         =======

         See accompanying notes to consolidated financial statements.

                                AVT CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)


                                                                    Quarter ended                        Six months ended
                                                                       June 30,                              June 30,
                                                              ---------------------------             -------------------------
                                                               1999                1998                1999              1998
                                                              -------             -------             -------           -------
                                                                            (in thousands, except per share data)
Net sales                                                     $31,864             $24,809             $60,707           $47,122
Cost of sales                                                  11,322               9,442              21,496            17,965
                                                              -------             -------             -------           -------
          Gross profit                                         20,542              15,367              39,211            29,157

Operating expenses:
     Research and development                                   2,357               2,334               4,978             4,673
     Sales, general and administrative                         11,073               8,397              21,350            16,009
     Non-recurring charges (1)                                  2,388                   -               2,388               287
                                                              -------             -------             -------           -------
          Total operating expenses                             15,818              10,731              28,716            20,969
                                                              -------             -------             -------           -------

Operating income                                                4,724               4,636              10,495             8,188
Other income, net                                                 384                 346                 811               600
                                                              -------             -------             -------           -------
Income before income taxes                                      5,108               4,982              11,306             8,788
Income tax expense (2)                                          2,710               1,823               4,966             3,224
                                                              -------             -------             -------           -------
Net income                                                    $ 2,398             $ 3,159             $ 6,340           $ 5,564
                                                              =======             =======             =======           =======

Basic earnings per common share                               $  0.16             $  0.23             $  0.43           $  0.41

Weighted average common shares outstanding                     14,820              13,549              14,611            13,415

Diluted earnings per common share                             $  0.15             $  0.21             $  0.40           $  0.37

Weighted average common and common equivalent
 shares outstanding                                            15,967              15,245              15,712            15,111

(1) Non-recurring charges consist of merger-related costs incurred in the merger with MediaTel in April 1999 and write-off of costs related to the withdrawal of the follow-on stock offering in February, 1998 (originally filed in October 1997).
(2) Income tax expense in 1999 reflects the non-deductibility of the merger-related costs incurred in the merger with MediaTel in April 1999.

          See accompanying notes to consolidated financial statements.

                                AVT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                                                       Six months ended
                                                                           June 30,
                                                                 ---------------------------
                                                                  1999                 1998
                                                                 -------             -------
                                                                        (in thousands)
Cash flows from operating activities:
     Net income                                                  $ 6,340             $ 5,564
                                                                 -------             -------
Adjustments to reconcile net income to net cash
         provided by operating activities:
     Depreciation and amortization                                 2,250               1,954
      Deferred income taxes                                         (639)               (123)
     Changes in current assets and liabilities:
         Accounts receivable                                        (887)                (37)
         Inventories                                                 317                (226)
         Prepaid expenses and other assets                           158                (289)
         Accounts payable                                          1,003               1,795
         Accrued compensation and benefits                          (991)                600
         Other accrued liabilities                                 1,727                 407
         Federal income taxes payable                              4,436                (828)
                                                                 -------             -------
         Total adjustments                                         7,375               3,253
                                                                 -------             -------
              Net cash provided by operating activities           13,715               8,817
                                                                 -------             -------
Cash flows from investing activities:
     Purchase of equipment and leasehold improvements             (1,874)             (1,936)
     Purchase of short-term investments                           (7,830)             (2,181)
     Purchase of intangibles and other long-term assets              (18)                (29)
                                                                 -------             -------
               Net cash used by investing activities              (9,722)             (4,146)
                                                                 -------             -------
Cash flows from financing activities:
     Repayment of long-term debt                                       -                (630)
     Proceeds from exercise of stock options                       2,973                 712
                                                                 -------             -------
               Net cash  provided by financing activities          2,973                  82
                                                                 -------             -------

               Net increase in cash and cash equivalents           6,966               4,753

Cash and cash equivalents at beginning of period                  14,466              11,164
                                                                 -------             -------
Cash and cash equivalents at end of period                       $21,432             $15,917
                                                                 -------             -------

Supplementary disclosures of cash flows:
     Cash paid for income taxes                                  $ 1,338             $ 3,925

         See accompanying notes to consolidated financial statements.

                                AVT CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1.   Interim Financial Statements

     The accompanying consolidated financial statements of AVT Corporation and subsidiaries (the Company) are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of future financial results.

     Certain notes and other information have been condensed or omitted from the interim financial statements presented in this quarterly report on Form 10-Q. Accordingly, these financial statements should be read in conjunction with the Supplemental Consolidated Financial Statements and related notes reflecting the combined operations of the Company and MediaTel Corporation, a transaction accounted for as a pooling of interests, as included in the Company's Current Report on Form 8-K/A as filed with the SEC on June 28, 1999.

2.   Earnings Per Share

                                                                                Quarter ended June 30,
                                                              ------------------------------------------------------------
                                                                        1999                              1998
                                                              ---------------------------   ------------------------------
                                                                          (in thousands, except per share data)
                                                              ------------------------------------------------------------
                                                                Basic           Diluted           Basic           Diluted
                                                              ---------        ---------        ---------        ---------
Net income                                                     $ 2,398          $ 2,398          $ 3,159          $ 3,159
                                                              =========        =========        =========        =========

Computation of common and common
     equivalent shares outstanding:
               Common Stock                                     14,820           14,820           13,549           13,549
               Options                                               -            1,147                -            1,696
                                                              ---------        ---------        ---------        ---------

Common and common equivalent shares
     used in computing per share amounts                        14,820           15,967           13,549           15,245
                                                              =========        =========        =========        =========
Net income per share                                           $  0.16          $  0.15          $  0.23          $  0.21
                                                              =========        =========        =========        =========

                                                                                Six months ended June 30,
                                                             -------------------------------------------------------------
                                                                       1999                              1998
                                                             ----------------------------  -------------------------------
                                                                           (in thousands, except per share data)
                                                             -------------------------------------------------------------
                                                                Basic           Diluted           Basic           Diluted
                                                             ----------        ---------        ---------        ---------
Net income                                                     $ 6,340          $ 6,340          $ 5,564          $ 5,564
                                                             ==========        =========        =========        =========

Computation of common and common
     equivalent shares outstanding:
               Common Stock                                     14,611           14,611           13,415           13,415
               Options                                               -            1,101                -            1,696
                                                             ----------        ---------        ---------        ---------
Common and common equivalent shares
     used in computing per share amounts                        14,611           15,712           13,415           15,111
                                                             ==========        =========        =========        =========
Net income per share                                           $  0.43          $  0.40          $  0.41          $  0.37
                                                             ==========        =========        =========        =========

                                AVT CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



3.   Changes in Shareholders' Equity

          Beginning balance at December 31, 1998                       $71,086
            Net Income                                                   6,340
            Exercise of stock options                                    2,973
            Tax benefit from exercise of non-qualified stock options     2,695
                                                                      ---------
          Ending balance at June 30, 1999                              $83,094
                                                                      =========



4.   Segment Reporting

     The Company has adopted Statement of Accounting Standard No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS No.
131). SFAS 131 requires companies to disclose certain information about operating segments. Based on the criteria within SFAS No. 131, the Company has determined that it has one reportable segment, computer telephony products.

Sales of the Company's product by categories and amount are as follows:

                                                                  Quarter Ended           Six months Ended
                                                                  -------------           ----------------
                                                                     June 30,                 June 30,
                                                                     --------                 --------
                                                               1999         1998          1999        1998
                                                             -------      -------       -------     -------
                                                                              (in thousands)
   Document solutions....................................    $21,590      $16,404       $40,814     $31,122
   Advanced messaging and call center products...........      8,681        6,580        16,663      12,482
   Basic messaging products..............................      1,593        1,825         3,230       3,518
                                                             -------      -------       -------     -------
                                                             $31,864      $24,809       $60,707     $47,122
                                                             =======      =======       =======     =======




5.   Merger with MediaTel

     On April 14, 1999, the Company merged with MediaTel Corporation in a tax-free, stock for stock transaction valued at approximately $48 million. Each share of MediaTel was converted into 0.125 share of AVT common stock, with AVT issuing approximately 1.6 million shares and assuming MediaTel stock options convertible into approximately 0.3 million AVT stock options. The combination was accounted for as a pooling of interests and all prior period amounts have been restated to reflect this transaction.

                                AVT CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


     Reconciliation of amounts previously reported by AVT Corporation to those restated to reflect the merger with MediaTel:

                                       Three months ended             Six months ended     Three months ended
                                       ------------------             ----------------     ------------------
                                           March 31,                      June 30,               June 30,
                                           ---------                      --------               -------
                                    1999             1998                   1998                   1998
                                    ----             ----                   ----                   ----
                                                           (in thousands)
Revenues:
    AVT, as previously reported     $22,621          $17,166              $36,605                $19,439
    MediaTel                          6,222            5,147               10,517                  5,370
                                    -------          -------              -------                -------
     As restated to reflect merger  $28,843          $22,313              $47,122                $24,809
                                    =======          =======              =======                =======

Net Income:
    AVT, as previously reported     $ 3,313          $ 1,918              $ 4,628                $ 2,710
    MediaTel                            629              487                  936                    449
                                    -------          -------              -------                -------
     As restated to reflect merger  $ 3,942          $ 2,405              $ 5,564                $ 3,159
                                    =======          =======              =======                =======

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

  The Company sells its products primarily through an indirect channel of resellers and distributors, as well as through direct sales and OEM and private label agreements. The Company's product lines serve the needs of two areas of the computer telephony market - the telephony oriented buyer and the document solutions buyer of enterprise software, systems and services. The Company's telephony-oriented products include: CallXpress for Windows NT and CallXpress3, the Company's premier multi-application, high capacity computer-telephony product lines; PhoneXpress, a full-featured voice messaging system for small to medium-sized enterprises; AgentXpress for Windows NT, a high-performance Windows NT-based automated call center (ACD) system for medium-sized call centers; the recently released Automated Agent for Windows NT, an IVR capability for CallXpress for Windows NT; and Enhanced Agent, a set of interfaces and applications designed to extend the capabilities of AgentXpress. The Company's document solutions products include RightFAX and RightFAX Enterprise, the Company's LAN-based fax server lines for Windows NT, CommercePath's line of production document delivery systems for Windows NT and Unix and the MediaLinq electronic document delivery services.

  On April 14, 1999, pursuant to an Agreement and Plan of Merger, dated as of April 13, 1999, by and among the Company, MediaTel Corporation ("MediaTel"), and Goldengate Acquisition Corp. ("MediaTel Merger Sub"), the Company acquired all of the outstanding capital stock of MediaTel and MediaTel Merger Sub merged with and into MediaTel, with MediaTel as the surviving corporation. MediaTel provides out-sourced electronic document delivery services to businesses which frequently send business-critical information to other businesses. The Company issued 1,609,596 shares of common stock (10% of which was deposited into an escrow account) and assumed all outstanding options in connection with the acquisition of MediaTel.

  When used in this discussion, the words "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Factors which could affect the Company's financial results are described below and in the Company's Current Report on Form 8-K/A filed with the SEC on June 28, 1999 under the heading "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

Results of Operations

  Net sales.  Net sales increased 28.4% to $31,864,000 in the quarter ended
June 30, 1999, from $24,809,000 in the comparable 1998 quarter. This growth was influenced by document solutions sales which increased 31.6% from the comparable prior-year quarter and represented 67.8% of net sales, and advanced messaging and installed base upgrade sales in our computer telephony group (CTG) which increased 31.9% and represented 32.2% of total net sales. Sales of low margin basic messaging CTG product lines decreased 12.7% when compared to the same quarter in 1998. The Company expects sales of the lower-margin basic messaging products to continue to be affected by price pressures from competitive offerings and decline as a percentage of total sales in the future. International sales for the second quarter of 1999 increased 38% compared to the second quarter of 1998, and represented 18.1% of total net sales.

   For the six months ended June 30, 1999, net sales increased 28.8% to $60,707,000 from $47,122,000 in the comparable prior-year period due to the higher sales of document solutions products and services which increased 31.1%, and represented 67.2% of total net sales. International sales increased 48.7% from the comparable prior-year period and represented 18.3% of total net sales.

   Gross profit. Gross profit as a percentage of net sales improved to 64.5% in the quarter ended June 30, 1999, as compared to 61.9% in the comparable prior-year quarter, due to the continued sales mix shift toward the higher margin document solutions products and services, and NT-based computer-telephony product lines.

   For the six months ended June 30, 1999, gross profit as a percentage of sales increased to 64.6% from 61.9% in the comparable prior-year period.

   Research and development. Research and development expenses increased slightly to $2,357,000 in the quarter ended June 30, 1999 from $2,334,000 in the comparable prior-year period. As a percentage of sales, research and development expenses for the current quarter declined to 7.4% compared with 9.4% of net sales in the comparable prior-year quarter.

   For the six months ended June 30, 1999, research and development expenses increased to $4,978,000 from $4,673,000 in the comparable prior-year period. As a percentage of net sales, research and development expenses represented 8.2% for the six months ended June 30, 1999, as compared to 9.9% in the comparable prior-year period.

   Sales, general and administrative. Sales, general and administrative expenses increased to $11,073,000 in the quarter ended June 30, 1999 from $8,397,000 in the comparable prior-year quarter, due primarily to increased marketing and personnel-related costs of developing domestic and international distribution for both the CTG and document solutions channels. Sales, general and administrative costs for the current quarter represented 34.8% of net sales, an increase from 33.8% in the comparable prior-year quarter.

   For the six months ended June 30, 1999, sales, general and administrative expenses increased to $21,350,000 from $16,009,000 in the comparable prior-year period. As a percentage, sales, general and administrative expenses were 35.1% and 34% of net sales for the six-month periods ending June 30, 1999 and 1998, respectively.

   Operating income. Excluding the non-recurring charge, operating income for the quarter ended June 30, 1999 increased to $7,112,000, or 22.3% of net sales, from $4,636,000, or 18.7% of net sales, in the comparable prior-year quarter. In the second quarter of 1999, the Company wrote off costs of $2,388,000 related to the merger with MediaTel in April, 1999. The Company expects that the majority of these expenses will not be deductible for tax purposes.

   In the first quarter of 1998, the Company wrote off costs of $287,000 related to the withdrawal in February of the follow-on stock offering originally filed in October 1997. Excluding these nonrecurring charges, the Company's operating income for the six months ended June 30, 1999 was $12,883,000 or 21.2% of net sales, an increase of 52.0% as compared to operating income of $8,475,000 in the comparable prior-year period.

   Other income, net. Net other income was $384,000 in the quarter ended June 30, 1999, as compared to $346,000 in the comparable prior-year quarter due to increased interest income on investments.

   For the six months ended June 30, 1999, net other income increased to $811,000 from $600,000 in the comparable prior-year period.

   Income tax expense. The effective tax rate for the quarter ended June 30, 1999 and 1998 was 53.1% and 36.6% respectively, with income tax expense of $2,710,000 for the quarter ended June 30, 1999 and $1,823,000 in the comparable prior-year quarter. The tax expense for the second quarter of 1999 reflects the expected non-deductibility of the $2,388,000 in merger-related costs associated with the merger with Mediatel in April 1999.

   The income tax expense for the six-month periods ended June 30, 1999 and 1998 was $4,966,000 and $3,224,000 repectively.

   Net income. The Company recognized net income of $2,398,000 or $0.15 per diluted common share for the quarter ended June 30, 1999, as compared to $3,159,000 or $0.21 per diluted common share for the comparable prior-year quarter.

   Due to the 1998 first quarter and 1999 second quarter non-recurring charges discussed above, the Company recognized net income for the six months ended June 30, 1999 of $6,340,000 compared to $5,564,000 in the comparable 1998 period. Excluding these non-recurring charges, net income for the first six months of 1999 would have been $8,728,000 or $0.56 per diluted common share as compared with $5,748,000, or $0.38 per diluted common share, in the comparable prior-year period.

Liquidity and Capital Resources

   Cash provided by operating activities in the six months ended June 30, 1999 was $13.7 million due primarily to continuing profitable operations. The average accounts receivable collection period was 56 days. Inventories decreased to $5.2 million at June 30, 1999 from $5.6 million at December 31, 1998.

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

   The Company has developed a plan to ensure its internal systems and products are Year 2000 compliant, and to mitigate its risks in the event that its vendors or other third-parties with whom it has material relationships are not Year 2000 compliant on a timely basis. The Company has potential exposure relating to the Year 2000 issue in four areas: (1) the Company's internal software and hardware systems, including non-information technology systems; (2) suppliers of hardware and software the Company resells as part of its products; (3) internally developed software the Company sells; and (4) other third-parties with whom the Company has material relationships. The following information explains how the Company is addressing each of these potential risk areas:

     1. With respect to internal software and hardware systems, the Company reviewed all its material systems to determine which systems were not Year 2000 compliant. The Company is currently in the process of completing all necessary upgrades, modifications and conversions to its programs and equipment to ensure they will continue to be effective in the year 2000, and has substantially completed this process. All of such upgrades have been or are being done as part of a normal upgrade cycle and accordingly no additional costs are being incurred as a result of Year 2000 issues. The Company expects that the only expense it will incur to make its internal software and hardware systems Year 2000 compliant is approximately $5,000 to update an alarm system.

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

   The Company believes that it is taking the necessary steps regarding Year 2000 compliance with respect to matters within its control to ensure that the Year 2000 issue will not materially impact the Company. However, the Company may be materially adversely affected if important distributors or customers of the Company experience significant disruptions in their systems or business due to the advent of the Year 2000. In addition, the costs of the Year 2000 project and the date on which the Company plans to complete Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee that these assumptions will prove to be correct and actual results could differ materially from those expected. The Company intends to complete a contingency plan to address unexpected Year 2000 issues in the third quarter of 1999.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates, each of which could adversely affect the value of the Company's investments. The Company does not currently use derivative financial instruments.

   The Company maintains a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as "available for sale" securities. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 1999, the fair value of the portfolio would decline by an immaterial amount. Because the Company has the ability to hold its fixed income investments until maturity, it does not expect its operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on its securities portfolio.

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

                          Part II.  OTHER INFORMATION


Item 2.   Changes in Securities

          On April 14, 1999, the Company acquired MediaTel Corporation pursuant to an agreement and plan of merger among the Company, MediaTel and Goldengate Acqusition Corp., a wholly owned subsidiary of the Company. The shareholders of MediaTel received an aggregate of approximately
          1.6 million shares of the Company's common stock in exchange for all of the outstanding capital stock of MediaTel. In addition, the Company assumed all outstanding options to purchase MediaTel shares, which are exercisable, subject to the vesting requirements of each option, for an aggregate of approximately 0.3 million shares of the Company's common stock.

          The sale and issuance of the Company's securities in this transaction were exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) of the Securities Act, on the basis that the transaction did not involve a public offering.

Item 4.   Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Shareholders of AVT Corporation was held on May 11,1999. A total of 10,509,252 shares of the Company's common stock were represented in person or by proxy at the meeting, which comprised 80.27% of the total number of shares of the Company's common stock outstanding on March 12, 1999, the record date for the meeting.

          At the meeting Richard J. LaPorte was elected and Robert L. Lovely was re-elected to serve as directors of the Company for a term of three years until the Company's Annual Meeting of Shareholder in 2002. The votes were as follows:

                                     Votes For           Votes Withheld
                                   ------------         ----------------
       Richard J. LaPorte           10,252,102               257,150
       Robert L. Lovely             10,252,302               256,950


Item 6.   Exhibits and Reports on Form 8-K

             (a)  Exhibits
                  27.1 Financial Data Schedule for the Six Months Ended June 30, 1999
                  27.2 Restated Financial Data Schedule for the Six Months Ended June 30, 1998

             (b)  Reports on Form 8-K

                  The Company filed a current Report on Form 8-K on April 14, 1999 relating to the Company's merger with MediaTel Corporation. Supplemental consolidated financial information relating to such merger was filed by amendment to the April 14, 1999 Form 8-K, which was filed on June 28, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AVT Corporation
                                        (Registrant)

Date:  August 12, 1999                  By: /s/ Roger A. Fukai
                                            ---------------------------
                                            Roger A. Fukai
                                            Executive Vice President
                                            Finance and Administration,
                                            Chief Financial Officer

                                             Signing on behalf of registrant and
                                               as principal financial officer