Form 10-Q
period 1999-09-30
AVT CORP
filed 1999-11-12
CIK 931784

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ______________________
                                   FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
               for the quarterly period ended September 30, 1999



                        Commission File Number 0-25186

                                AVT CORPORATION
                            ______________________
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



The number of outstanding shares of the Registrant's Common Stock as of October 22, 1999 was 15,157,333.

                                AVT CORPORATION

                                   FORM 10-Q
                   For the Quarter Ended September 30, 1999

                               Table of Contents

                                                                                        Page
                                                                                        ----
PART I.   Financial Information

          Item 1.  Financial Statements (unaudited).....................................   3

          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations............................................   9

          Item 3.  Quantitative and Qualitative Disclosures about Market Risk............ 12

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K.....................................  14

Signatures..............................................................................  15

                        Part I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                AVT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)


                                                                        September 30,            December 31,
                                                                             1999                    1998
                                                                      -----------------        ----------------
                                            ASSETS                                  (in thousands)
Current assets:
     Cash and cash equivalents                                            $   23,635               $   14,466
     Short-term investments                                                   42,274                   28,225
     Accounts receivable, net                                                 19,281                   17,563
     Inventories                                                               4,490                    5,560
     Deferred and prepaid income taxes                                         2,402                    1,461
     Prepaid expenses and other                                                1,345                    1,536
                                                                       -------------            -------------
               Total current assets                                           93,427                   68,811

Equipment and leasehold improvements, net                                      6,304                    5,417
Intangibles, net                                                               6,385                    7,677
Deferred income taxes                                                          3,535                    3,743
                                                                       -------------            -------------
                                                                          $  109,651               $   85,648
                                                                       =============            =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                     $    5,172               $    4,793
     Accrued compensation and benefits                                         3,628                    4,097
     Other accrued liabilities                                                 6,532                    5,094
     Federal income taxes payable                                              1,497                      578
                                                                       -------------            -------------
               Total current liabilities                                      16,829                   14,562
                                                                       -------------            -------------

Commitments and contingencies

Shareholders' equity:
     Preferred stock, par value $.01 per share, 2,000,000
        authorized; none outstanding                                               -                        -
     Common stock, par value $.01 per share, 60,000,000
        authorized; 15,150,162 and 14,703,649 shares
        outstanding, respectively, and additional paid-in
        capital                                                               53,140                   43,129
     Retained earnings                                                        39,682                   27,957
                                                                       -------------            -------------
               Total shareholders' equity                                     92,822                   71,086
                                                                       -------------            -------------
                                                                          $  109,651               $   85,648
                                                                       =============            =============

         See accompanying notes to consolidated financial statements.

                                AVT CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)


                                                         Quarter ended                  Nine months ended
                                                         September 30,                     September 30,
                                                     ----------------------           ----------------------
                                                     1999              1998            1999             1998
                                                     ----              ----            ----             ----
                                                                (in thousands, except per share data)
Net sales                                          $  33,247        $  26,448        $  93,954      $  73,570
Cost of sales                                         11,558            9,295           33,054         27,260
                                                 -----------      -----------      -----------    -----------
          Gross profit                                21,689           17,153           60,900         46,310
Operating expenses:
     Research and development                          2,565            2,452            7,543          7,125
     Sales, general and administrative                11,151            9,178           32,500         25,187
     Non-recurring charges (1)                             -                -            2,388            287
                                                 -----------      -----------      -----------    -----------
          Total operating expenses                    13,716           11,630           42,431         32,599
                                                 -----------      -----------      -----------    -----------
Operating income                                       7,973            5,523           18,469         13,711
Other income, net                                        512              270            1,323            870
                                                 -----------      -----------      -----------    -----------
Income before income taxes                             8,485            5,793           19,792         14,581
Income tax expense (2)                                 3,100            2,129            8,067          5,353
                                                 -----------      -----------      -----------    -----------
Net income                                         $   5,385        $   3,664        $  11,725      $   9,228
                                                 ===========      ===========      ===========    ===========

Basic earnings per common share                    $    0.36        $    0.26        $    0.79      $    0.68

Weighted average common shares outstanding            15,088           13,932           14,770         13,587

Diluted earnings per common share                  $    0.33        $    0.24        $    0.74      $    0.61

Weighted average common and common equivalent
 shares outstanding                                   16,363           15,489           15,886         15,015

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

                                AVT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                Nine months ended
                                                                                   September 30,
                                                                       ---------------------------------------
                                                                           1999                      1998
                                                                       -------------             -------------
                                                                                    (in thousands)
Cash flows from operating activities:
     Net income                                                             $ 11,725                  $  9,228
                                                                       -------------             -------------
Adjustments to reconcile net income to net cash
         provided by operating activities:
     Depreciation and amortization                                             3,477                     3,007
     Deferred income taxes                                                      (733)                     (223)
       Changes in current assets and liabilities:
       Accounts receivable                                                    (1,718)                     (787)
       Inventories                                                             1,070                      (417)
       Prepaid expenses and other assets                                         191                        (9)
       Accounts payable                                                          379                       741
       Accrued compensation and benefits                                        (469)                    1,851
       Other accrued liabilities                                               1,438                      (894)
       Federal income taxes payable                                            5,623                       418
                                                                       -------------             -------------
       Total adjustments                                                       9,258                     3,687
                                                                       -------------             -------------
               Net cash provided by operating activities                      20,983                    12,915
                                                                       -------------             -------------
Cash flows from investing activities:
     Purchase of equipment and leasehold improvements                         (3,004)                   (2,711)
     Purchase of short-term investments                                      (14,049)                   (7,309)
     Purchase of intangibles and other long-term assets                          (68)                      (42)
                                                                       -------------             -------------
               Net cash used by investing activities                         (17,121)                  (10,062)
                                                                       -------------             -------------
Cash flows from financing activities:
     Repayment of long-term debt                                                   -                      (674)
     Proceeds from exercise of stock options                                   5,307                     3,305
                                                                       -------------             -------------
               Net cash  provided by financing activities                      5,307                     2,631
                                                                       -------------             -------------

               Net increase in cash and cash equivalents                       9,169                     5,484
Cash and cash equivalents at beginning of period                              14,466                    11,164
                                                                       -------------             -------------
Cash and cash equivalents at end of period                                  $ 23,635                  $ 16,648
                                                                       =============             =============
Supplementary disclosures of cash flows:
     Cash paid for income taxes                                             $  3,177                  $  4,122

         See accompanying notes to consolidated financial statements.

                                AVT CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1.   Interim Financial Statements

     The accompanying consolidated financial statements of AVT Corporation and subsidiaries (the Company) are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of future financial results.

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

2.   Earnings Per Share

                                                                          Quarter ended September 30,
                                                         -----------------------------------------------------------
                                                                    1999                            1998
                                                         ---------------------------     ---------------------------
                                                                     (in thousands, except per share data)

                                                            Basic          Diluted          Basic          Diluted
                                                         -----------     -----------     -----------     -----------
Net income                                                   $ 5,385         $ 5,385         $ 3,664         $ 3,664
                                                         ===========     ===========     ===========     ===========
Computation of common and common
     equivalent shares outstanding:
               Common Stock                                   15,088          15,088          13,932          13,932
               Options                                             -           1,275               -           1,557
                                                         -----------     -----------     -----------     -----------
Common and common equivalent shares
    used in computing per share amounts                       15,088          16,363          13,932          15,489
                                                         ===========     ===========     ===========     ===========
Net income per share                                         $  0.36         $  0.33         $  0.26         $  0.24
                                                         ===========     ===========     ===========     ===========

                                                                       Nine months ended September 30,
                                                         -----------------------------------------------------------
                                                                    1999                            1998
                                                         ---------------------------     ---------------------------
                                                                     (in thousands, except per share data)

                                                            Basic          Diluted          Basic          Diluted
                                                         -----------     -----------     -----------     -----------
Net income                                                   $11,725         $11,725         $ 9,228         $ 9,228
                                                         ===========     ===========     ===========     ===========

Computation of common and common
     equivalent shares outstanding:
               Common Stock                                   14,770          14,770          13,587          13,587
               Options                                             -           1,116               -           1,428
                                                         -----------     -----------     -----------     -----------
Common and common equivalent shares
     used in computing per share amounts                      14,770          15,886          13,587          15,015
                                                         ===========     ===========     ===========     ===========
Net income per share                                         $  0.79         $  0.74         $  0.68         $  0.61
                                                         ===========     ===========     ===========     ===========

                                AVT CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



3.   Changes in Shareholders' Equity

          Beginning balance at December 31, 1998            $71,086
            Net Income                                       11,725
            Exercise of stock options                         5,307
            Tax benefit from exercise of
            non-qualified stock options                       4,704
                                                           --------
          Ending balance at September 30, 1999              $92,822
                                                           ========

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

Sales of the Company's product by categories and amount are as follows:

                                                                      Quarter Ended            Nine months Ended
                                                                   ---------------------      --------------------
                                                                       September 30,             September 30,
                                                                   ---------------------      --------------------
                                                                     1999         1998          1999        1998
                                                                   --------     --------      --------    --------
                                                                                 (in thousands)
   Document solutions....................................           $21,274      $18,112       $62,088     $49,234
   Advanced messaging and call center products...........            10,458        6,785        27,120      19,267
   Basic messaging products..............................             1,515        1,551         4,746       5,069
                                                                    -------      -------       -------     -------
                                                                    $33,247      $26,448       $93,954     $73,570
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

                                AVT CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



     Reconciliation of amounts previously reported by AVT Corporation to those restated to reflect the merger with MediaTel:


                                            Quarter ended     Nine months ended
                                           ---------------   -------------------
                                            September 30,       September 30,
                                           ---------------   -------------------
                                                1998                1998
                                           ---------------   -------------------
                                                    (in thousands)
Revenues:
  AVT, as previously reported                  $20,834            $57,439
  MediaTel                                       5,614             16,131
                                               -------            -------
    As restated to reflect merger              $26,448            $73,570
                                               =======            =======

Net Income:
  AVT, as previously reported                  $ 3,031            $ 7,659
  MediaTel                                         633              1,569
                                               -------            -------
    As restated to reflect merger              $ 3,664            $ 9,228
                                               =======            =======

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Company is a leading developer of managed communication solutions. These solutions are designed to enhance individual and work group productivity, improve customer service, reduce business operating costs and simplify access to data and dissemination of information. The Company's products provide enhanced voice and data integration through applications such as unified voice and data messaging, interactive voice response (IVR) and document distribution. The Company's key products are multi-application computer-telephony platforms that run on off-the-shelf hardware, support Windows NT, and interface with a wide variety of telephony and computer equipment. The Company also offers add-on modules and software upgrades that provide increased capacity and functionality.

     The Company sells its products primarily through an indirect channel of resellers and distributors, as well as through direct sales and OEM and private label agreements. The Company's product lines serve the needs of two areas of the computer telephony market - the telephony oriented buyer and the document solutions buyer of enterprise software, systems and services. The Company's telephony-oriented products include: CallXpress, the Company's premier multi-application, high capacity unified messaging solution for Windows NT and PhoneXpress, a full-featured voice messaging system for small to medium-sized enterprises. The Company's document solutions products include RightFAX and RightFAX Enterprise, the Company's LAN-based fax server lines for Windows NT, CommercePath's line of production document delivery systems for Windows NT and Unix and the MediaLinq electronic document delivery services.

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

     Effective October 1,1999 the Company merged its RightFAX and CommercePath product divisions into a combined organization called AVT Document Exchange Software Group. Operations will continue from both the Tucson, Arizona and Portland, Oregon locations. The newly created Document Exchange Software Group will continue to sell the existing RightFAX and CommercePath products as well as the newly released RightFAX v7.0 which joins CommercePath and RightFAX technologies.

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

Results of Operations

     Net sales. Net sales increased 25.7% to $33,247,000 in the quarter ended September 30, 1999, from $26,448,000 in the comparable 1998 quarter. This growth was influenced by advanced messaging and installed base upgrade sales in our computer telephony group (CTG) which increased 43.6% and represented 36% of total net sales. Document solutions sales increased 17.5% from the comparable prior-year quarter and represented 64% of net sales. Sales of low margin basic messaging CTG product lines decreased 2.3% when compared to the same quarter in 1998. The Company expects sales of the lower-margin basic messaging products to continue to be affected by price pressures from competitive offerings and decline as a percentage of total sales in the future. International sales for the quarter increased 38.8% compared to the third quarter of 1998, and represented 17.5% of total net sales.

     For the nine months ended September 30, 1999, net sales increased 27.7% to $93,954,000 from $73,570,000 in the comparable prior-year period due to the higher sales of document solutions products and services which increased 26.1%, and represented 66.1% of total net sales. During the same period advanced messaging sales represented 28.9% of sales and increased 40.8% from the comparable prior-year period. International sales increased 45.2% from the comparable prior-year period and represented 18.0% of total net sales.

     Gross profit. Gross profit as a percentage of net sales improved to 65.2% in the quarter ended September 30, 1999, as compared to 64.9% in the comparable prior-year quarter, due to the continued sales mix shift toward the higher margin document solutions products and services, and NT-based computer-telephony product lines.

     For the nine months ended September 30, 1999, gross profit as a percentage of sales increased to 64.8% from 62.9% in the comparable prior-year period.

     Research and development. Research and development expenses increased slightly to $2,565,000 in the quarter ended September 30, 1999 from $2,452,000 in the comparable prior-year period. As a percentage of sales, research and development expenses for the current quarter declined to 7.7% compared with 9.3% of net sales in the comparable prior-year quarter.

     For the nine months ended September 30, 1999, research and development expenses increased to $7,543,000 from $7,125,000 in the comparable prior-year period. As a percentage of net sales, research and development expenses represented 8.0% for the nine months ended September 30, 1999, as compared to 9.7% in the comparable prior-year period.

     Sales, general and administrative. Sales, general and administrative expenses increased to $11,151,000 in the quarter ended September 30, 1999 from $9,178,000 in the comparable prior-year quarter, due primarily to increased sales and personnel-related costs of developing domestic and international distribution for both the CTG and document solutions channels. Sales, general and administrative costs for the current quarter represented 33.5% of net sales, a decrease from 34.7% in the comparable prior-year quarter.

     For the nine months ended September 30, 1999, sales, general and administrative expenses increased to $32,500,000 from $25,187,000 in the comparable prior-year period. As a percentage, sales, general and administrative expenses were 34.6% and 34.2% of net sales for the nine-month periods ending September 30, 1999 and 1998, respectively.

     Operating income. Operating income for the quarter ended September 30, 1999 increased to $7,973,000, or 24.0% of net sales, from $5,523,000, or 20.9%
of net sales, in the comparable prior-year quarter.

     In the second quarter of 1999, the Company wrote off costs of $2,388,000 related to the merger with MediaTel in April, 1999. The Company expects that the majority of these expenses will not be deductible for tax purposes. In the first quarter of 1998, the Company wrote off costs of $287,000 related to the withdrawal in February of the follow-on stock offering originally filed in October 1997. Excluding these nonrecurring charges, the Company's operating income for the nine months ended September 30, 1999 was $20,857,000 or 22.2% of net sales, an increase of 49.0% as compared to operating income of $13,998,000 in the comparable prior-year period.

     Other income, net. Net other income was $512,000 in the quarter ended September 30, 1999, as compared to $270,000 in the comparable prior-year quarter due to increased interest income on investments.

     For the nine months ended September 30, 1999, net other income increased to $1,323,000 from $870,000 in the comparable prior-year period.

     Income tax expense. The effective tax rate for the quarter ended September 30, 1999 and 1998 was 36.5% and 36.8% respectively, with income tax expense of $3,100,000 for the quarter ended September 30, 1999 and $2,129,000 in the comparable prior-year quarter.

     The tax expense for the nine month period ending September 30, 1999 reflects the expected non-deductibility of the $2,388,000 in merger-related costs associated with the merger with MediaTel in April 1999. The income tax expense for this period in 1999 and 1998 was $8,067,000 and $5,353,000 respectively.

     Net income. The Company recognized net income of $5,385,000 or $0.33 per diluted common share for the quarter ended September 30, 1999, as compared to $3,664,000 or $0.24 per diluted common share for the comparable prior-year quarter.

     Due to the 1998 first quarter and 1999 second quarter non-recurring charges discussed above, the Company recognized net income for the nine months ended September 30, 1999 of $11,725,000 compared to $9,228,000 in the comparable 1998 period. Excluding these non-recurring charges, net income for the first nine months of 1999 would have been $14,113,000 or $0.89 per diluted common share as compared with $9,412,000, or $0.63 per diluted common share, in the comparable prior-year period.

Liquidity and Capital Resources

     Cash provided by operating activities in the nine months ended September 30, 1999 was $19.0 million due primarily to continuing profitable operations. The accounts receivable collection period was approximately 50 days. Inventories decreased to $4.5 million at September 30, 1999 from $5.6 million at December 31, 1998.

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

     The Company has developed a plan to ensure its internal systems and products are Year 2000 compliant, and to mitigate its risks in the event that its vendors or other third-parties with whom it has material relationships are not Year 2000 compliant on a timely basis. The Company has potential exposure relating to the Year 2000 issue in four areas: (1) the Company's internal software and hardware systems, including non-information technology systems; (2) suppliers of hardware and software the Company resells as part of its products;
(3) internally developed software the Company sells; and (4) other third-parties with whom the Company has material relationships. The following information explains how the Company is addressing each of these potential risk areas:

      1. With respect to internal software and hardware systems, the Company reviewed all its material systems to determine which systems were not Year 2000 compliant. The Company has completed all necessary upgrades, modifications and conversions to its programs and equipment to ensure they will continue to be effective in the year 2000. All of such upgrades have been or are being done as part of a normal upgrade cycle and accordingly no additional costs are being incurred as a result of Year 2000 issues.

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

      3. All of the Company's products currently available for sale to customers are Year 2000 compliant. The Company has offered free or reduced cost upgrades to certain purchasers of the Company's products that were not Year 2000 compliant when sold. The cost of developing and providing such upgrades was approximately $100,000. The Company does not intend to offer upgrades for certain of its older products.

      4. The Company has completed the process of contacting third parties with which it has material relationships, including its vendors, distributors, banks, and transfer agent, to attempt to determine their preparedness with respect to Year 2000 issues and to analyze the risks to the Company in the event any such third parties experience significant business interruptions as a result of Year 2000 noncompliance.

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

     The Company maintains a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as "available for sale" securities. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 1999, the fair value of the portfolio would decline by an immaterial amount. Because the Company has the ability to hold its fixed income investments until maturity, it does not expect its operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on its securities portfolio.

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

                          Part II.  OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits
               27.1 Financial Data Schedule for the Nine Months Ended September 30, 1999
               27.2 Restated Financial Data Schedule for the Nine Months Ended September 30, 1998

          (b)  Reports on Form 8-K
               The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AVT Corporation
                                       (Registrant)

Date: November 12, 1999                By:   /s/ Roger A. Fukai
                                             -----------------------
                                             Roger A. Fukai
                                             Executive Vice President
                                             Finance and Administration,
                                             Chief Financial Officer

                                             Signing on behalf of registrant and
                                              as principal financial officer