Form 10-K
period 1999-12-31
AVT CORP
filed 2000-03-29
CIK 931784

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                    _______
                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934.

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended: December 31, 1999

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

Securities registered pursuant to Section 12(g) of the Act:)

                    Common Stock, $.01 par value per share
                    --------------------------------------
                               (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
                                              -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Aggregate market value of voting stock held by non-affiliates of the registrant as of March 20, 2000 was $404,536,020 (based upon the closing sale price of $12.8125 per share on the Nasdaq National Market on such date).

Number of shares of Common Stock outstanding as of March 20, 2000 was 31,573,543.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders to be held May 9, 2000 are incorporated by reference in response to
Part III, Items 10-13 (Directors and Executive Officers of the Registrant)

                               TABLE OF CONTENTS

PART I

Item 1.        BUSINESS.........................................................................................          3
               Industry Background..............................................................................          3
               The AVT Solution.................................................................................          3
               Strategy.........................................................................................          4
               Products.........................................................................................          5
               Distribution.....................................................................................         10
               Product Support..................................................................................         11
               Product Development..............................................................................         11
               Proprietary Rights...............................................................................         12
               Competition......................................................................................         12
               Manufacturing....................................................................................         13
               Employees........................................................................................         13
Item 2.        PROPERTIES.......................................................................................         13
Item 3.        LEGAL PROCEEDINGS................................................................................         13
Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................         13

PART II

Item 5.        MARKET FOR REGISTRATION'S COMMON EQUITY AND RELATED
               SHAREHOLDER MATTERS..............................................................................         14
Item 6.        SELECTED CONSOLIDATED FINANCIAL DATA.............................................................         14
Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS........................................................................         15
               RISK FACTORS.....................................................................................         24
Item 7A.       QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE ABOUT MARKET  RISK....................................         31
Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................................................         34
Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE..............................................................         49

PART III

Item 10-13.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............................................         49

PART IV

Item 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..................................         50

                                    PART 1


Item 1. BUSINESS

     The Company is a leading provider of software-based computer-telephony solutions for medium-sized enterprises. The Company provides flexible, cost-effective products that address the unified messaging, voice messaging, fax server, production fax and document delivery markets, and distributes these products primarily through independent distributors and value-added resellers. The Company's products run on off-the-shelf hardware, support Windows NT (with future support planned for Windows 2000), and interface with a wide variety of telephony and computer equipment.

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

     In response to the growth in overall message traffic, organizations are increasingly using unified messaging and advanced fax and voice messaging systems that allow employees to more effectively manage communications and allow easy access by telephone to large amounts of information that resides on computer databases.

     The growth in data communications presents additional opportunities for accessing and sending information. For example, organizations are utilizing electronic document exchange system and services to store, forward and broadcast their growing volume of e-document traffic in an efficient manner. Electronic messaging over LANs, the Internet and corporate intranets has emerged as another way to access data and disseminate information. This rapid increase in multiple forms of voice and data communication has further accentuated the need for organizations to optimize their information management capabilities and integrate voice and data communications.

The AVT Solution

     The Company is a leading provider of software-based computer-telephony solutions for medium-sized enterprises. These solutions are designed to enhance individual and work group productivity, improve customer service, reduce business operating costs and simplify information access and dissemination. The Company's products provide enhanced voice and data integration through applications such as unified voice and data messaging, and document distribution. The Company's products run on off-the-shelf server hardware, support Windows NT, and interface with a wide variety of telephony and computer equipment.

Strategy

     The Company's mission is to deliver business to business communication solutions by providing cost-effective, innovative computer-telephony software products that operate on industry-standard computer platforms, marketing those products throughout the world. Key components of the Company's strategy include:

     Provide Complete Software-based Computer-telephony Solutions. The Company is focused on providing a comprehensive and affordable set of software-based computer-telephony solutions designed to enhance productivity, improve customer service, reduce business operating costs and simplify access to data and dissemination of information. The Company's products provide enhanced voice and data integration through applications such as unified voice and data messaging, IVR and document distribution.

     Focus on the Enterprise Market. The Company currently targets enterprises with 100 to 2,000 employees, including divisions and subsidiaries of Fortune 1000 companies. The Company's strategy is to continue to invest in new product and service development and marketing initiatives to gain market share and further meet the computer-telephony needs of the medium-sized enterprise.

     Leverage Telephony and Data Expertise. The Company has established a knowledge base in the development of call processing, voice processing and call switching applications, as well as LAN, Internet and corporate intranet software applications and services. The Company believes that its expertise in these areas enables it to efficiently bring to market innovative software products and services that unify and exchange information between businesses. While the Company's product lines all provide computer-telephony functionality, the Company tailors its products to take advantage of the distinct telephony-oriented and computer-oriented distribution channels. The Company intends to leverage its expertise to continue to develop channel-specific products and to introduce new products that further integrate its telephony and computer capabilities.

     Capitalize on Installed Base. The Company intends to capitalize on its installed base by offering add-on modules, software upgrades and new products, all of which provide increased capacity and functionality.

     Utilize Capabilities of Multiple Distribution Channels. The Company targets enterprises primarily through telephony-oriented distributors and computer-oriented value-added resellers as well as strategic partners and a major accounts sales force. The Company believes that some enterprises will evaluate business to business solutions from a telephony perspective while others will focus on data-centric solutions. The use of multiple distribution channels that target many of the same potential customers increases the likelihood that the Company's products and services will be sold to a particular customer. The Company continues to broaden its distribution channels by expanding its direct sales efforts and by continuing to enter into distribution agreements with private label OEMs and other strategic partners.

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

     Pursue International Opportunities. The Company believes that the markets for business to business communication solutions outside the United States will experience accelerated growth in the next few years. To pursue these opportunities, the Company intends to continue to localize its products for specific markets and to actively recruit new dealers, distributors and strategic partners internationally.

Products

The Company's product lines include both telephony-oriented and computer-oriented products, and outsource electronic document (e-document) delivery services. The Company's telephony-oriented product lines serve the messaging markets and focus on voice and call processing, unified messaging, IVR, and personal and workgroup call management. The Company's computer-oriented product lines target the fax server and production fax markets and focus on high-performance fax processing and unified messaging, as well as Internet, corporate intranet and phone-based information access. E-document delivery services target the outsource mass fax and email markets for time-critical business-to-business
(B2B) communications. These services include high-volume, instantaneous IP fax and email broadcast and merge offerings, fax reply and fax-on-demand applications as well as industry-specific services and custom workflow solutions for unique customer requirements. The following table provides an overview of the Company's products in each of these markets.

--------------------------------------------------------------------------------
 Product Line                           Description
--------------------------------------------------------------------------------

 Messaging Products:

 CallXpress Enterprise                  A multi-application unified messaging
                                        platform for large, multi-site
                                        enterprises that supports up to 128
                                        ports and runs on Windows NT.

 CallXpress                             A multi-application unified messaging
                                        platform for small to medium-sized
                                        organizations that supports 4 to 32
                                        ports and runs on Windows NT.

 PhoneXpress                            A call answering, routing and voice
                                        messaging system for small to medium-
                                        sized enterprises that supports 4 to 16
                                        ports.
--------------------------------------------------------------------------------

 Enhanced Fax Products:

 RightFAX A high-performance LAN-based fax server that runs on Windows NT and supports up to 32 fax channels.

 RightFAX Enterprise Server 7.0         A single source for electronic document
  (Introduced 1999)                     exchange, converging network,
                                        production, and IP fax under one
                                        umbrella to provide customers highly
                                        scalable and adaptable electronic
                                        document (e-document) delivery.


RightFAX Production System              A high-volume, production-oriented
                                        server that enables fax and other forms
                                        of electronic transmission for
                                        electronic commerce applications,
                                        supports up to 48 ports and transmits or
                                        receives up to 2,800 pages per hour.
--------------------------------------------------------------------------------

 E-Document Delivery Services:

 DocumentBroadcast Fax & Email          High-volume, simultaneous delivery of
                                        fax and email documents to hundreds or
                                        thousands. Broadcasts can be initiated
                                        via the Web, from desktop software, a
                                        fax machine or Assisted Services.
--------------------------------------------------------------------------------
 DocumentMerge                          High-volume delivery, by fax or email,
                                        of documents individually personalized
                                        from database information.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
 DocumentOnRequest                      Automated 24/7 access to frequently
                                        requested documents via a toll-free
                                        number.
--------------------------------------------------------------------------------
 DocumentReply                          Fully automated receipt of high-volume
                                        fax responses, integrated with outbound
                                        document distribution.
--------------------------------------------------------------------------------
 IndustryExpress                        Custom, high-volume document delivery
                                        solutions for targeted vertical markets,
                                        including mortgage, travel, publishing
                                        and associations.
--------------------------------------------------------------------------------
 MediaLinqClient software               Client software for Microsoft Windows
                                        giving users full access to AVT
                                        MediaLinq Services from the desktop.
                                        Gives customers the ability to launch
                                        fax and email broadcasts, manage lists,
                                        and track the status of broadcasts.
--------------------------------------------------------------------------------
 WebLinq                                Anywhere access to AVT MediaLinq
                                        services, providing the ability to
                                        launch fax and email broadcasts, manage
                                        lists and documents, and track broadcast
                                        status from a standard Web browser.
--------------------------------------------------------------------------------

Messaging Products

CallXpress Line

The CallXpress family of products consists of CallXpress and CallXpress Enterprise. The Company's premier unified messaging product offering, CallXpress, was introduced in early 1997. CallXpress is designed to take advantage of the advanced capabilities of the Windows NT operating system, and provide easy-to-use installation and administrative capabilities and enhanced fax functionality with RightFAX Enterprise. CallXpress is designed to support from 4 to 32 ports and can serve the needs of small to medium-sized organizations.

CallXpress Enterprise is a high-capacity, fault-tolerant unified messaging system designed specifically for the large multi-site enterprise. CallXpress Enterprise supports up to 128 ports on a single Windows NT Server - allowing support for up to 10,000 users. CallXpress Enterprise comes complete with both analog and digital networking, allowing communication between geographically dispersed offices.

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

CallXpress application modules consist of software programs that operate in an integrated, multi-tasking environment and are not dependent on secondary hardware processors. Modules may be purchased either at the time of initial installation or as subsequent add-ons. CallXpress software modules are divided into three application categories: advanced messaging, unified messaging, and call management.

Advanced Messaging Applications

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

Unified Messaging Applications

Desktop Message Manager. Desktop Message Manager provides a visual interface to the subscriber's unified mailbox, letting the subscriber know who sent a message, the type of message sent, when it arrived, whether it is urgent and its length. The module will play back voice mail messages on the subscriber's telephone or voice-enabled PC, as well as display fax messages on the computer screen. A related module provides the subscriber with a visual interface to manage his or her CallXpress unified mailbox from Microsoft Outlook/Exchange or Lotus Notes/Domino.

E-Mail Access. E-Mail Access provides a subscriber with the option to hear electronic mail text messages through text-to-speech capabilities or convert them into faxes through text-to-fax capabilities. E-Mail Access integrates with Lotus cc: Mail, Lotus Notes, Microsoft Mail and Microsoft Exchange.

Call Management Applications

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


PhoneXpress

PhoneXpress is designed to meet the requirements of small- to medium-sized enterprises that require full-featured automated attendant and voice mail functions. PhoneXpress is designed to support from 4 to 16 ports and can be configured with networking capability to provide a cost-effective branch voice processing system for enterprise-wide networks. PhoneXpress, like CallXpress messaging products, is available as a software kit or as a completely integrated system.

Enhanced Electronic Document Delivery Products

The RightFAX product line provides mid-size to Fortune 1000 organizations advanced electronic document delivery solutions. The RightFAX product suite converges network fax, production fax and IP fax under one umbrella to provide customers highly scalable, reliable, and cost effective e-document delivery.

With the release of the RightFAX v7.0 product line in 1999, CommercePath technology has been added to the product mix to provide customers with a high-volume, low cost and unattended electronic delivery of mission critical documents. In addition, RightFAX now also offers direct access to on-demand document delivery through the AVT-MediaLinq advanced IP fax network.


Network Fax
Features such as Intelligent Least Cost Routing and load-balancing allow organizations to leverage the Internet or Intranet to share resources with other RightFAX servers.

Network administrators can centrally manage all RightFAX servers on the network using the RightFAX Enterprise Fax Manager (EFM). With EFM, they can click a button to view the status of every fax server; start and stop fax services individually or globally; and configure least cost routing rules.

Production Fax

RightFAX production systems, powered by CommercePath technology, provide high-volume, delivery and receipt of business critical documents such as purchase orders, invoices, and sales orders in a variety of formats including fax, email, EDI or delivery over the Internet.

RightFAX production solutions save companies time and money while improving accuracy and reliability by eliminating manual processes and the expense of mailing documents. They also improve cash flow by drastically reducing the time necessary to exchange invoices, statements and other electronic commerce documents with customers, vendors and partners.

The RightFAX production environment tightly integrates with ERP applications such as SAP, Oracle, Baan and Peoplesoft as well as products from other leading technology partners such as Cardiff, GEAC and Jetform.

RightFAX production fax architecture allows an organization to distribute services such as forms processing, notification, communication and inbound routing across multiple servers. This scalability gives organizations the ability to customize their server environment.

RightFAX also provides tracking and management of document delivery status
through a fax utility, FaxUtil.   Users and administrators can also implement
the RightFAX Web Client, a browser-based interface that provides, real-time document delivery confirmation information and the ability to interact with the RightFAX system.


E-mail Integration
RightFAX products integrate with a variety of e-mail applications that allow users to manage both e-mail and fax messages directly from their e-mail client. This integration between RightFAX and e-mail packages like Microsoft Exchange and Lotus Notes helps network administrators to manage users' fax and e-mail mailboxes from one interface. Additionally, the integration between RightFAX and various e-mail packages holds benefits for mobile workers. A reliable alternative for managing document communications is required by many businesses that have many users out of the office. RightFAX's e-mail integration allows mobile users to manage their fax communications by checking their e-mail accounts while out of the office.

Internet Delivery/IP Messaging
Businesses today have realized that faxing is an integral part of their network communications strategy. With that realization, there is a need for a solution that provides unlimited fax capacity for scheduled high-volume deliveries, fail-safe support for unexpected occurrences such as fax board and phone line failures and overflow fax service for unplanned projects. When these situations occur, businesses need to maintain their ability to communicate via fax.


Outsource E-Document Delivery Services

DocumentBroadcast Fax and Email Delivery
MediaLinq's fax and email DocumentBroadcast services provide high-volume, simultaneous distribution of business documents, allowing companies to communicate with customers, prospects, members, vendors and employees. Users establish a distribution list of their recipients and send their documents to this list using MediaLinqClient desktop software, from a standard Web browser using WebLinq, from a fax machine using the Direct Access interactive voice response system (IVR), or by contacting MediaLinq's Assisted Services group. DocumentBroadcast provides for automatic retries and resends of documents, and routinely flags incorrect fax numbers or email addresses, which are then compiled and delivered to the sender. All successful and unsuccessful deliveries are tracked by broadcast delivery reports, sent to the customer via fax or email upon completion of the broadcast.

Documents are distributed over MediaLinq's advanced IP-based network, which delivers over one million business-critical documents each business day. With over 6000 ports, this IP network supports high-speed, high-volume delivery with full redundancy.

DocumentMerge
DocumentMerge delivers large numbers of personalized documents by fax or email, providing targeted communications for greater impact. Using a step-by-step Merge Wizard in MediaLinqClient software, documents are customized with information such as name, number, company, and region - any information contained in a sender's database. Merge Tags automatically apply any font available in the sender's document and allow for the insertion of dates and times and other custom formatting.

DocumentReply
DocumentReply fully automates the receipt and collection of fax responses. Combined with MediaLinq's outbound fax broadcast or merge services, DocumentReply provides an end-to-end "send and reply" solution. Customers use this service to distribute and collect documents that require a response, such as survey and conference registration forms, removing the collection burden from their on-premise fax system. A toll-free business-reply fax number is provided for both document storage and for faxing responses. Responses are collected in a secure mailbox attached to the number and are forwarded regularly to the customer via email, fax, or postal mail.

DocumentOnRequest
Using DocumentOnRequest services, customers store frequently requested documents on MediaLinq's server for automated retrieval via fax. Callers can access documents 24 hours a day, seven days a week using dedicated toll-free numbers for domestic callers or dedicated local numbers for international callers who cannot access U.S. toll-free lines. Customizable voice prompts allow the caller to select documents. A personal identification number (PIN) can be assigned for confidential documents. In addition, MediaLinq allows customers to automatically and simultaneously broadcast and store documents for retrieval in one step.

IndustryExpress Solutions
For specific vertical markets, MediaLinq has created targeted solutions to simplify the e-document distribution process and to provide greater value for industry-focused customers.

     MortgageExpress is a service for mortgage bankers and lenders that automates the complex rate sheet set up and distribution process using Windows desktop software. Password-protected access provides selected access to regional or custom-tailored pricing scenarios. In addition, the MortgageExpress customer is supported by a mortgage-specific account and customer support team that understands the needs of the mortgage industry.

     TravelExpress is a specially designed database that allows targeted marketing of promotions and travel industry news to selected travel agencies. TravelExpress consists of over 35,000 U.S. listings that can be selected on over 50 different criteria to identify specific types of travel agencies, (e.g., destination specialty, annual sales volume, business or leisure focus). In addition, the service includes over 60,000 international travel agencies representing over 200 countries.

MediaLinqClient Software
Introduced in 1993, MediaLinqClient software gives customers desktop access to the full range of MediaLinq services. Compatible with Microsoft(R) Windows 95, 98 and NT, MediaLinqClient provides fast, reliable Internet or modem connections to launch fax and email broadcasts safely and securely. The software lets customers import and manage broadcast lists, track the status of broadcasts, and "live link" to external databases for automatic updates. Customers can also schedule broadcasts for future delivery or to take advantage of off-peak delivery rates.

WebLinq
Launched in 1999, WebLinq allows businesses to send fax and email broadcasts, manage lists and documents and track broadcasts from any computing platform with a standard Web browser. WebLinq requires no software installation or maintenance. Secure Socket Layer (SSL) encryption ensures secure transactions.

Distribution

  The Company sells its products primarily through an indirect channel of resellers and distributors, as well as through direct sales and OEM and private label agreements. The Company believes that some enterprises will evaluate computer-telephony solutions from a telephony perspective while others will be more data-focused. The use of multiple distribution channels that access many of the same potential customers increases the likelihood that the Company's products will be sold to a particular customer. The Company has built large telephony-oriented and computer-oriented distribution channels in the United States and is developing its international distribution channels. No single customer represented 10% or more of the Company's net sales during 1997, 1998 or 1999.

 Telephony-Oriented Distribution

  The Company currently derives a substantial percentage of its U.S. telephony-oriented sales revenues from over 400 wholesale dealers and distributors comprised of customer premise telephone equipment dealers and voice processing specialists. This channel consists primarily of national telephone equipment dealers and regionally focused organizations and is serviced by 21 employees. The Company continues to selectively recruit additional dealers, focusing on those capable of marketing and servicing advanced computer-telephony application products.

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

 Computer-Oriented Distribution

  In the United States, the Company's computer-oriented sales force sells most of the Company's computer-oriented products through an indirect channel of value-added resellers, independent software vendors, and professional services companies specializing in custom systems development. These computer-oriented resellers are small- to medium-sized regionally-focused organizations. In addition, the Company markets its computer-oriented products directly to end-user customers through trade shows and journal advertisements. As of December 31, 1999, the computer-oriented sales force consisted of 76 employees.

 OEM/Strategic Accounts

  To broaden its access to certain markets, the Company has entered into distribution and private label/OEM strategic distribution agreements with Ericsson, NEC and Fujitsu Business Communications Systems Inc. to sell private label versions of the Company's CallXpress and PhoneXpress products. The Company expects to pursue additional OEM and private label agreements in the future. As of December 31, 1999 the Company had 11 employees focused on OEM and strategic accounts. During 1999, the Company signed significant agreements with Symantec and Xerox for co-marketing and sales of RightFAX products in conjunction with Symantec's WinFAX PRO and with Xerox's Document Centre devices. In October, 1999, the Company signed a Global Strategic Alliance Agreement with IBM's Lotus Development Corporation. The agreement includes joint product development, channel development and the creation of training and education focused on delivering NT-based, Domino/Notes-based unified messaging solutions.

 International Distribution

  The international market for computer-telephony products is not as developed as the market in the United States. The Company believes that over the next few years the market for both telephony-oriented and computer-oriented computer-telephony products will grow faster internationally than in the United States. To address this opportunity, the Company is developing broad coverage of international markets through a variety of dealer, distributor, and strategic relationships. To date, the majority of the Company's international sales have been in English-speaking countries: Canada, Australia, the United Kingdom, South Africa and New Zealand. The Company expects its accelerated distribution development and product localization efforts of the past few years will result in a higher growth rate in non-English-speaking countries than in English-speaking countries. The Company is actively recruiting new dealers and distributors in international markets. The Company has sales offices in the United Kingdom, Germany, Hong Kong and Dubai. Although the Company's sales to date have generally been denominated in U.S. dollars, the Company expects that in the future an increasing portion of its international sales will be made in local currencies.

Product Support

  The Company's dealers and distributors are primarily responsible for supporting end-users of the Company's products. The Company provides telephone-based technical support to its dealers and distributors. The Company also offers technical training for both telephony-oriented and computer-oriented products to its dealers. The majority of product support is provided by the Company within three months of product shipment, and the estimated cost of such support is recognized as product revenues are recorded. The Company generally charges its customers separately for post-sale updates and upgrades.

Product Development

  The Company has established a knowledge base in the development of call processing, voice processing and call switching applications and services, as well as in the development of LAN and Internet software applications and services. The Company believes that its expertise in these areas enable it to efficiently bring to market innovative software products that unify and exchange information on and between the telephone and computer.

  The Company maintains four product development centers: messaging products are developed in Kirkland, Washington; enhanced electronic document delivery products in Tucson, Arizona and Portland, Oregon; and e-document delivery services in San Francisco, California. In total, the Company employed, as of December 31, 1999, 132 engineers, technicians and quality assurance specialists in its development centers. While development efforts in the past have been separate, the convergence of technologies is allowing the Company to collaborate and leverage development efforts among these groups. An example of such collaborative efforts is the incorporation of the RightFAX fax server into the CallXpress products and the utilization of the CommercePath technology in RightFAX Enterprise 7.0, which was released in 1999. The Company expects these cross-development efforts to increase in the future.

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

  The Company believes that, for its product offerings to continue to achieve acceptance, it will be necessary to continue to develop enhanced versions of its computer-telephony applications. The Company expects to continue to expend significant research and development efforts in developing new technology.

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

  The Company licenses certain portions of its technology from third parties under written agreements, some of which contain provisions for ongoing royalty payments. As of December 31, 1999, the Company had license agreements with Octel Corporation, Syntellect Inc., Intelligent Environments, Inc., International Business Machines Corporation and Metasoft Systems, Inc.

Competition

  The business to business communications market is highly competitive and the Company believes that the competitive pressures it faces are likely to intensify. System features, product pricing, ease of use and installation, sales engineering and marketing support, and product reliability are the primary bases of competition. The Company believes that it competes favorably with respect to these factors in its target markets.

  The Company's principal competitors in the telephony-oriented market for voice messaging and unified messaging systems are independent suppliers, including the Octel Messaging Division of Lucent Technologies, Inc., Active Voice Corporation, and Callware Technologies, Inc. PBX and key telephone systems manufacturers such as Lucent Technologies, Inc., Nortel Networks Corporation, Siemens Business Communication Systems, Inc., Mitel Corporation and NEC America, Inc. also compete with the Company by offering integrated voice messaging systems and unified messaging systems of their own design or under various OEM agreements.

  In the market for LAN-based facsimile systems, the Company's principal competitors are Omtool, Ltd., Optus Software, Inc., Esker S.A. and Computer Associates International, Inc. The Company's fax server products also compete with vendors offering a range of alternative facsimile solutions, including operating systems containing facsimile and document transmission features, low-end fax modem products, desktop fax software, single-platform facsimile software products and customized proprietary software solutions. In the market for production facsimile systems, the Company's principal competitors are Biscom, Inc., Esker S.A. and Topcall International AG. In the e-document delivery services market the Company's principal competitors are the Xpedite division of Premiere Technologies, AT&T, Cable and Wireless, and other telecommunications companies who provide fax services.

Manufacturing

  The Company's manufacturing operations consist primarily of diskette duplication, documentation fulfillment, final assembly and quality control testing of materials, subassemblies and systems. Some limited hardware fabrication is performed by third parties for the Company on certain telephone switch integration modules, for which the Company has designed a proprietary device to emulate a particular manufacturer's telephone station set. The Company is dependent on third-party manufacturers and vendors for certain critical hardware components such as PC chassis, keyboards, disk drives, monitors, memory modules and other miscellaneous components.

  The Company's products incorporate a number of commercially available application cards, fax cards, voice cards and circuit boards that enable integration with certain telephone switches. The Company currently purchases voice cards from Dialogic and Mitel Corp. The Company purchases fax cards from Brooktrout and Dialogic.

Employees

  As of December 31, 1999, the Company had 450 full-time employees, including 60 in administration, 23 in manufacturing, 87 in engineering and product development, and 280 in sales, marketing and technical support. The Company's employees enter into agreements containing confidentiality restrictions. The Company has never had a work stoppage and no employees are represented by a labor organization. The Company considers its employee relations to be good.

Item 2.   PROPERTIES

  The Company's headquarters and its telephony-oriented administrative, engineering, manufacturing and marketing operations are located in approximately 60,000 square feet of space in Kirkland, Washington under a lease that expires in January 2003. The Company's computer-oriented operations are primarily located in approximately 31,200 square feet of leased space in Tucson, Arizona, approximately 19,500 square feet of leased space in Portland, Oregon and 15,300 square fee of leased space in San Francisco, California.

  The Company believes that these facilities are adequate to meet its current needs and that suitable additional or alternative space will be available, as needed, in the future on commercially reasonable terms.

Item 3.   LEGAL PROCEEDINGS

   In May 1998, CallWare brought suit against AVT in federal court in Salt Lake City, Utah, alleging various claims relating to purported false advertising by AVT. (CallWare Technologies, Inc. v. Applied Voice Technology, Inc., Case No. 2:98CV 0329K.) CallWare had claimed $20 million in monetary damages, and an additional $60 million in punitive damages. The suit was dismissed in November 1999 as a result of a settlement payment of $150,000 made by the Company's insurers to avoid the expense of further litigation. AVT continued to assert that the lawsuit was without merit.

   On March 21, 2000, a class-action lawsuit was filed in the United States District Court for the Western District of Washington alleging that during the period January 20, 2000 through March 17, 2000, the Company and several officers and directors made or participated in misrepresentations about the Company's business and future prospects. Since the March 21 lawsuit was filed, additional lawsuits have been filed that are identical to the March 21 lawsuit, with the exception of the name of the plaintiff. Each lawsuit seeks unspecified damages on behalf of a proposed class of purchasers of the Company's stock during the specified period. The Company believes that the allegations of the lawsuits are without merit and intends to vigorously defend the actions.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

Item 5. MARKET FOR REGISTRATION'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  The information required by this Item is incorporated by reference to information contained in Note 9 to the Consolidated Financial Statements:
Quarterly Financial Data and Market Information (unaudited).

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA


SELECTED CONSOLIDATED FINANCIAL DATA

                                                                         Year Ended December 31,
                                                                         -----------------------
                                                              1995     1996      1997      1998      1999
                                                             -------  -------  --------  --------  --------
                                                             (in thousands, except per share data)
Consolidated Statement of Income Data:
 Net sales.................................................  $40,950  $58,693  $ 76,971  $102,977  $130,224
 Cost of sales.............................................   18,516   23,749    29,233    37,282    44,958
                                                             -------  -------   -------  --------  --------
 Gross profit..............................................   22,434   34,944    47,738    65,695    85,266
                                                             -------  -------   -------  --------  --------
 Operating expenses:
   Research and development................................    3,054    5,280     7,988     9,474    10,311
   Selling, general and administrative.....................   12,178   19,996    26,040    35,035    44,282
   Non-recurring charges(1)................................       --    4,140    11,025       287     3,255
                                                             -------  -------   -------  --------  --------
   Total operating expenses................................   15,232   29,416    45,053    44,796    57,848
                                                             -------  -------   -------  --------  --------
 Operating income..........................................    7,202    5,528     2,685    20,899    27,418
 Other income, net.........................................    1,038      942     1,104     1,258     1,993
                                                             -------  -------   -------  --------  --------
 Income before income tax expense..........................    8,240    6,470     3,789    22,157    29,411
 Income tax expense........................................    2,676    3,860     1,470     8,078    11,556
                                                             -------  -------   -------  --------  --------
 Net income................................................  $ 5,564  $ 2,610    $2,319  $ 14,079  $ 17,855
                                                             =======  =======   =======  ========  ========
 Diluted earnings per common share(2)......................  $  0.48  $  0.19   $  0.16  $   0.94  $   1.12
 Net income excluding nonrecurring items(3)................  $ 5,564  $ 6,750   $ 9,375  $ 14,262  $ 20,798
 Diluted earnings per common share excluding nonrecurring
  Items(2)(3)..............................................  $  0.48  $  0.50   $  0.65  $   0.95  $   1.31
 Weighted average common and common equivalent shares
  outstanding(2)...........................................   11,685   13,557    14,410    15,008    15,928

                                                                                December 31,
                                                              1995     1996      1997      1998      1999
                                                             -------  -------   -------   -------   -------
                                                                        (in thousands)
Consolidated Balance Sheet Data:
 Cash, cash equivalents and short-term investments.........  $26,774  $30,208  $ 25,432  $ 42,691  $ 75,018
 Working capital...........................................  $31,815  $33,260  $ 31,743  $ 54,249  $ 86,225
 Total assets..............................................  $42,929  $53,151  $ 62,686  $ 85,648  $121,709
 Long-term debt, less current portion......................  $ 1,573  $   830  $    492  $    --   $    --
 Total shareholders' equity................................  $35,960  $42,633  $ 48,371  $ 71,086  $102,205

_________________________

(1) Reflects nonrecurring charges of $2,388,000 of merger-related costs incurred in the merger with MediaTel in April 1999 and $867,000 of costs incurred in the fourth quarter 1999 consolidation of our RightFAX and CommercePath divisions into the new Document Exchange Software Group. The 1998 non-recurring charges of $287,000 are related to the withdrawal of the follow-on stock offering in February 1998 as well as $4,140,000, $3,898,000 and $7,127,000 for the write-off of purchased, in-process research and development associated with the acquisition of RightFAX in January
      1996, Telcom Technologies in January 1997 and CommercePath in October 1997, respectively.
(2) Computed on the basis described in Note 1 to the Consolidated Financial Statements.
(3) Excludes the after-tax effect of the nonrecurring charges in 1996, 1997, 1998 and 1999 referred to above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

  The Company is a leading provider of software-based computer-telephony solutions for medium-sized enterprises. These solutions are designed to enhance individual and work group productivity, improve customer service, reduce business-operating costs and simplify access to data and dissemination of information. The Company's products provide enhanced voice and data integration through applications such as unified voice and data messaging, interactive voice response (IVR) and document distribution. The Company's key products are multi-application computer-telephony platforms that run on off-the-shelf hardware, support Windows NT, and interface with a wide variety of telephony and computer equipment. The Company also offers add-on modules and software upgrades that provide increased capacity and functionality.

  The Company sells its products primarily through an indirect channel of resellers and distributors, as well as through direct sales, OEM and private label agreements. The Company offers Windows NT-based products in each of its main product categories. The Company's product lines serve the needs of two areas of the computer telephony market - the telephony oriented buyer and the data oriented buyer of enterprise software and systems. The Company's telephony-oriented products include: CallXpress, the Company's premier multi-application, high capacity computer-telephony product lines and PhoneXpress, a full-featured voice messaging system for small to medium-sized enterprises. The Company's data-oriented products include RightFAX and RightFAX Enterprise, the Company's LAN-based fax server lines for Windows NT, and CommercePath's line of production document delivery systems for Windows NT and Unix. The Company's e-document delivery services offer high-volume, simultaneous delivery of fax and email documents via the web, from desktop software or a fax machine.

  Since January 1996, the Company has made three strategic acquisitions, which were accounted for as purchases and one which was accounted for as a pooling of interests. The Company acquired RightFAX, a developer of LAN-based fax server software, in January 1996. In January 1997, the Company acquired selected assets and liabilities of Telcom Technologies, a developer of NT-based open-architecture ACD systems. In October 1997, the Company acquired CommercePath, a developer of high-volume production-oriented fax servers. In April, 1999 the Company merged with MediaTel Corporation, a provider of e-document delivery services, in a transaction which was accounted for as a pooling of interests. In connection with the RightFAX, Telcom Technologies and CommercePath acquisitions, the Company recorded nonrecurring charges of $4.1 million, $3.9 million and $7.1 million, respectively, in January 1996, January 1997 and October 1997 for the write-off of purchased, in-process research and development, and recorded additional amounts of goodwill that are being amortized over future years. See "-- Liquidity and Capital Resources" and Note 8 to the Consolidated Financial Statements.

  On December 17, 1999, the Company announced that its Board of Directors approved a two-for-one stock split of the Common Stock effected in the form of a stock dividend. Shareholders received an additional share of common stock for every share held on the record date of December 27, 1999. The additional shares were payable on January 11, 2000. Accordingly, all share and earnings per share amounts set forth in this report are shown on a pre-split basis and do not reflect the two-for-one stock split.


Consolidated Results of Operations

  The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Company's consolidated statements of income.

                                                Year Ended December 31,
                                                 -----------------------
                                               1997        1998        1999
                                              ------      ------      ------
Net sales...................................  100.0%      100.0%      100.0%
Cost of sales...............................   38.0        36.2        34.5
                                              -----       -----       -----
Gross profit................................   62.0        63.8        65.5
Operating expenses:
     Research and development...............   10.4         9.2         7.9
     Selling, general and administrative....   33.8        34.0        34.0
     Non-recurring charges..................   14.3         0.3         2.5
                                              -----       -----       -----
     Total operating expenses...............   58.5        43.5        44.4
Operating income............................    3.5        20.3        21.1
Other income, net...........................    1.4         1.2         1.5
                                              -----       -----       -----
Income before income tax expense............    4.9        21.5        22.6
Income tax expense..........................    1.9         7.8         8.9
                                              -----       -----       -----
Net income..................................    3.0%       13.7%       13.7%
                                              =====       =====       =====

Net Sales

  The Company derives net sales primarily from initial sales of software kits and licenses and fully integrated systems, document delivery services as well as follow-on sales of add-on software modules and product upgrades. Sales to dealers and distributors are recognized when the products are shipped. The sales mix among the Company's product categories and between software kits and fully integrated systems affects both net sales and gross margin. Because of their hardware components, fully integrated systems generate higher revenue per unit and lower margins than comparable software kits. Advanced CTI application systems generally are sold at a higher unit price and with a higher gross margin than basic messaging systems due to the additional software modules purchased and the higher mix of software kits and software licenses as compared to fully integrated systems. Over the past three years, sales have shifted toward higher-margin advanced CTI products and software kits from lower-margin CTI-ready systems and basic messaging products. There can be no assurance that this trend will continue.

  Years ended December 31, 1999 and 1998. Net sales increased 26% to $130 million in 1999 from $103 million in 1998. This increase resulted from increased sales across all product lines. Sales of exhanced fax products and services increased 25% over 1998 and represented 64% of net sales. Sales of advanced messaging increased 37% during 1999 and constituted 30% of total product sales. Sales of the lower-margin basic messaging products were flat during 1999 and represented 5% of net sales compared to 6% of net sales in 1998. International sales for 1999 increased 45% from 1998, and represented 18% of net sales.

  Years ended December 31, 1998 and 1997. Net sales increased 34% to $103 million in 1998 from $77 million in 1997. This increase resulted primarily from increased sales of enhanced fax products and services, and a full year of sales from our CommercePath business unit, which on a combined basis increased 59% in 1998, and represented 66% of net sales, as compared to 56% of net sales in 1997. Sales of advanced messaging and call center systems continued to strengthen during 1998 and constituted 27% of total product sales in 1998. The lower-margin basic messaging market continued to be affected by price pressures from competitive offerings. Basic messaging sales declined 33% in 1998 from 1997, and represented 6% of net sales in 1998 compared to 12% of net sales in 1997. International sales for 1998 increased 23% from 1997, and represented 15% of net sales.

  For the first quarter of 2000, we expect net sales to be significantly lower compared to the first quarter of 1999. We believe our net sales are down for this quarter primarily as a result of the continuing impact of the Year 2000 problem on both our channel partners and customers. We believe that IT departments are either recovering from fatigue of implementing Year 2000 upgrades during 1999, or continuing to fight problems that have spilled over into 2000. In either event, our sales partners have reported that many potential AVT customers have delayed new purchase decisions until their schedules allow them to take on new products. As a result, our channel partners have reported that their new sales pipelines were at unusually low levels in January and February of 2000.


Gross Profit

     Years ended December 31, 1999 and 1998. Gross profit as a percentage of net sales increased to 65.5% in 1999, as compared to 63.8% in 1998, due primarily to the continuing sales shift to the higher margin enterprise fax products and advanced CTI applications.

     Years ended December 31, 1998 and 1997. Gross profit as a percentage of net sales increased to 63.8% in 1998, as compared to 62.0% in 1997, due primarily to the favorable sales mix of enterprise fax products and advanced CTI applications and the declining sales of basic messaging systems.


Research and Development

     Years ended December 31, 1999 and 1998. Research and development expenses increased 8.8% to $10.3 million in 1999 from $9.5 million in 1998, due to increased personnel costs relating to continuing development projects. As a percentage of net sales, research and development expenses represented 7.9% in 1999, as compared to 9.2% in 1998.

     Years ended December 31, 1998 and 1997. Research and development expenses increased 18.6% to $9.5 million in 1998 from $8.0 million in 1997, due primarily to increased personnel costs relating to acceleration of certain development projects, and a full year of research and development expenses associated with CommercePath. As a percentage of net sales, research and development expenses represented 9.2% in 1998, as compared to 10.4% in 1997.


Selling, General and Administrative

     Years ended December 31, 1999 and 1998. Selling, general and administrative expenses increased 26.4% to $44.0 million in 1999 from $35.0 million in 1998, due primarily to increased personnel-related costs of domestic and international development of both the telephony-oriented and computer-oriented distribution channels. Selling, general and administrative expenses for 1999 included amortization of $1.3 million of goodwill relating to acquisitions compared to $1.1 million in 1998. Selling, general and administrative expenses represented 34.0% of net sales in both 1999 and 1998.

     Years ended December 31, 1998 and 1997. Selling, general and administrative expenses increased 34.5% to $35.0 million in 1998 from $26.0 million in 1997, due primarily to the inclusion of CommercePath expenses for the entire year as well as increased personnel-related costs of domestic and international development of both the telephony-oriented and computer-oriented distribution channels. Selling, general and administrative expenses for 1998 included amortization of $1.1 million of goodwill relating to acquisitions compared to $0.7 million in 1997. Selling, general and administrative expenses represented 34.0% of net sales in 1998, as compared to 33.8% in 1997.


Non-recurring Charges

     In the fourth quarter of 1999 the Company consolidated its RightFAX and CommercePath divisions into the Document Exchange Software group. As a result of this consolidation the Company incurred expenses of $867,000 during the quarter of which $460,000 was a non-cash charge related to stock compensation. On April 14, 1999 the Company merged with MediaTel Corporation in a tax-free, stock for stock transaction valued at approximately $48 million. The combination was accounted for as a pooling of interests and all amounts have been adjusted to reflect this transaction. Related to this merger, the Company incurred merger-related expenses of $2.4 million during the second quarter of 1999.

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

Other Income, Net

     For the years ended December 31, 1997, 1998 and 1999, other income increased from $1.1 million in 1997 to $1.3 million in 1998 and $2.0 million in 1999 due to increased interest income from increasing cash and investment balances.

Income Tax Expense

     The effective income tax rates excluding acquisition-related charges in 1999, 1998 and 1997 were 39.3%, 36.5% and 38.8% respectively. The acquisitions of Telcom Technologies and CommercePath in 1997 were taxable transactions, and, therefore, the resulting excess of purchase price over net tangible assets acquired is deductible for income tax purposes. Primarily as a result of the tax treatment of these acquisitions, the Company recognized an income tax expense of $11.5 million in 1999, $8.1 million in 1998 and $1.5 million in 1997.


Net Income and Net Income Per Share

     Net income was $17.9 million in 1999 as compared to $14.1 million in 1998. Excluding the nonrecurring charges related to the merger with MediaTel in 1999 and the cancellation of the follow-on stock offering in 1998, net income would have increased to $20.8 million compared to the 1998 net income excluding non-recurring charges of $14.3 million. Diluted net income per share, excluding the nonrecurring charges, increased to $1.31 per share in 1999 from $.95 per share in 1998.

     Years ended December 31, 1998 and 1997. The Company recognized net income in 1998 of $14.1 million as compared to $2.3 million in 1997. Excluding the nonrecurring charges related to the cancellation of the follow-on stock offering in 1998, net income would have increased to $14.3 million compared to the 1997 net income excluding non-recurring charges of $9.4 million. Diluted net income per share, excluding the nonrecurring charges, increased to $.95 per share in 1998 from $.65 per share in 1997.


Liquidity and Capital Resources

     Cash and cash equivalents and short-term investments increased to $75.0 million at December 31, 1999 from $42.7 million at December 31, 1998 and from $25.4 million at December 31, 1997, due primarily from operations. Cash flow generated from operating activities was $29.1 million, $18.3 million and $12.1 million in the years ended December 31, 1999, 1998 and 1997, respectively. The increases resulted primarily from increasingly profitable operations. Proceeds from the sale of stock options also contributed $6.6 million.

     In January 1996, the Company acquired RightFAX for $4.2 million in cash plus 326,000 shares of Common Stock. The business combination was accounted for as a purchase. Approximately $4.1 million of the purchase price was recognized as a nonrecurring charge in the first quarter of 1996, representing the value of purchased, in-process research and development. The remaining intangible assets are being amortized over seven years from the date of acquisition. As a result of the earn out and guaranteed value of the stock issued in the acquisition of RightFAX, the Company made payments in January 1999, 1998 and 1997 of $250,000, $668,000 and $1,408,000, respectively, and also issued 9,800, 52,000 and 190,000 additional shares of common stock, respectively. This earn out resulted in additional goodwill being recorded in December 1998, 1997 and 1996 of $0.5 million, $1.3 million and $2.0 million, respectively. No further earn out amounts are payable.

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

     On April 14, 1999, the Company merged with MediaTel Corporation. In connection with the merger the shareholders of MediaTel received an aggregate of approximately 1,609,596 shares of the Company's common stock, 10% of which were deposited into an escrow account to compensate the Company for certain losses that it may incur as a result of breaches of representation and warranties and other agreements by MediaTel. In addition, the Company assumed all outstanding options to purchase MediaTel shares, which became exercisable for approximately 291,700 shares of the Company's common stock. On March 27, 2000 the escrow account was terminated and the shares held therein, less approximately 5,025 shares that were returned to the Company for losses, were distributed to the former MediaTel shareholders.

     The MediaTel transaction was accounted for as a pooling of interests. The consolidated financial statements and the notes thereto have been prepared to reflect the restatement of all periods presented to include the accounts of MediaTel. The historical results of the pooled entities reflect each of their actual operating cost structures and, as a result, do not necessarily reflect the cost structure of the newly combined entity. The historical results do not purport to be indicative of future results.

     At December 31, 1999, the Company had a $4.0 million unsecured revolving line of credit, none of which was outstanding. The Company's line of credit expires in August 2001, and contains certain financial covenants and restrictions as to various matters. The Company is currently in compliance with all such covenants and restrictions. Borrowings under the line of credit bear interest at the bank's prime rate or its interbank offering rate plus 1.50%, at the Company's option.

     The Company invested $4.2 million, $3.5 million and $2.3 million in equipment and leasehold improvements in the years ended December 31, 1999, 1998 and 1997, respectively. Equipment purchases in such years consisted primarily of computer hardware and software.

     The Company expects that its current cash, cash flow from operations and available bank line of credit, will provide sufficient working capital for operations for the foreseeable future.


Impact of Year 2000 Issues

     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. In order to distinguish 21/st/ century dates from 20/th/ century dates, the date code field needed to be expanded to 4 digits. As a result, many companies' software and computer systems were upgraded or replaced in order to comply with these Year 2000 requirements. The use of software and computer systems that are not Year 2000 compliant could result in system failures or miscalculations resulting in disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in normal business activities.

     Since January 1, 2000, the Company has not experienced any material disruptions as a result of the failure of computer systems or software products to be Year 2000 compliant. The Company believes it has taken the necessary steps regarding Year 2000 compliance with respect to matters within its control to ensure that the failure of computer or software products to be Year 2000 compliant will not materially impact the Company in the future.

     With respect to internal software and hardware systems, the Company reviewed all its material systems to determine which systems were not Year 2000 compliant. The Company completed all necessary upgrades, modifications and conversions to its programs and equipment to ensure they would be effective in the year 2000. All of such upgrades were done as part of a normal upgrade cycle and accordingly no additional costs were incurred as a result of Year 2000 issues.

     The Company has tested and will continue to test computer components, including fax and voice cards and software it purchases from third parties, for Year 2000 compliance. The Company has verified that all such components and software currently in use are Year 2000 complaint. The Company, however, has identified alternate sources for critical components in the event that a supplier's business is disrupted by Year 2000 problems that have not yet been identified.

     All of the Company's products currently available for sale to customers are Year 2000 compliant. The Company has offered free or reduced cost upgrades to certain purchasers of the Company's products that were not Year 2000 compliant when sold. To date, the Company has incurred costs of developing and providing such upgrades of approximately $100,000. The Company does not intend to offer upgrades for certain of its older products. The financial impact to the Company of the development and administration of its upgrade programs has not been and is not anticipated to be material to its financial position or results of operations in any given year. However, the Company is dependent on its customers to take necessary steps, and if any customers have not or do not make necessary modifications, conversions, migrations, or upgrades, it could have a material adverse effect on the Company in the form of legal costs or the loss of customers.

     The Company contacted third parties with which it has material relationships, including its vendors, distributors, banks, and transfer agent, to attempt to determine their preparedness with respect to Year 2000 issues and to analyze the risks to the Company in the event any such third parties experience significant business interruptions as a result of Year 2000 noncompliance. The Company does not believe such third-parties have experienced any materials disruptions as a result of Year 2000 compliance issues.

     Notwithstanding the steps we have taken with respect to matters within our control to ensure that our business would not be directly impacted in a material way by the failure of computer systems and software products to be Year 2000 compliant, we believe that our sales for the first quarter of 2000 have been indirectly affected by the Year 2000 issue. We believe that IT departments are either recovering from fatigue of implementing Year 2000 upgrades during 1999, or continuing to fight problems that have spilled over into 2000. In either event, our sales partners have reported that many potential AVT customers have delayed new purchase decisions until their schedules allow them to take on new products. As a result, our channel partners have reported that their new sales pipelines were at unusually low levels in January and February of 2000. We can not be certain that this indirect impact of the Year 2000 problem will not continue into future quarters.

     The discussion of our efforts and ongoing expectations relating to year 2000 compliance include some forward-looking statements. Because the extent of existing but undetected Year 2000 problems is unknown to us, we cannot be certain that we will not incur additional, unanticipated costs, losses or liabilities related to internal or third-party year 2000 problems. Such costs, losses and liabilities could have a material adverse effect on our business, financial condition and operating results.


Certain Trends and Uncertainties

     When used in this discussion, the words "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Factors which could affect the Company's financial results are described below under "Risk Factors" and in Item 1 (Business) of this report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

                                 RISK FACTORS


Our operating results fluctuate from quarter to quarter, which could cause our operating results to fall below expectations of securities analysts and investors.

     We expect our operating results to fluctuate significantly from quarter to quarter in the future. Because of these fluctuations, our operating results for a particular quarter may fall below the expectations of securities analysts and investors. If this occurs, the trading price of our stock may decline.

     We believe period-to-period comparisons of our operating results are not meaningful. Numerous factors contribute to the unpredictability of our operating results, including

     .    the timing of customer orders;

     .    changes in our mix of products and distribution channels;

     . the announcement or introduction of new products by us or our competitors;

     .    pricing pressures; and

     .    general economic conditions.

     The timing of customer orders can cause significant variations in quarterly results of operations. Historically, we have operated with little or no backlog. We earn almost all our revenues in each quarter from orders received in that quarter. We base product development and other operating expenses on our expected revenues. Because our expenses are relatively fixed in the short term, we may be unable to adjust our spending in time to compensate for any unexpected shortfall in quarterly revenues.

     Changes in the mix of products we sell can also cause our operating results to fluctuate from quarter to quarter. For example, shifts between fully integrated systems and software kits result in fluctuations in gross margins because fully integrated systems generate higher revenue per unit but have lower margins due to their hardware component.

Our operating results may vary by season, which could cause our operating results to fall below expectations of securities analysts and investors.

     Our results of operations may fluctuate as a result of seasonal factors, and this may cause our operating results to fall below expectations of securities analysts and investors for a particular quarter. Specifically, due to typical year-end dealer sales patterns and end-user buying patterns, net sales in our first quarter, without taking into account the effect of acquisitions, have in the past declined from the fourth quarter of the previous year.

We rely heavily on independent equipment dealers and value-added resellers.

     A substantial majority of our net sales depends on a network of independent telephone equipment dealers and computer-oriented value-added resellers. There is intense competition for the attention of these independent dealers and resellers from our competitors and from providers of other products distributed through these channels. Many of these dealers and resellers do not have the financial resources to withstand a downturn in their businesses. We may not be able to maintain or expand our network of dealers and resellers in the future. Moreover, our dealers and resellers may not maintain or expand their present level of efforts to sell our products. If we lose a major dealer or reseller, or if our dealers and resellers lose interest in selling our products, our business, results of operations and financial condition may suffer.

The integration of recent and any future acquisitions may be difficult and disruptive.

     We frequently evaluate potential acquisitions of products, technologies and businesses. Since January 1997, we have made three strategic acquisitions. Our recent and any future acquisitions may direct management's attention away from the day-to-day operations of our business and may pose numerous other risks. For instance, we may not be able to successfully integrate any technologies, products, personnel or operations of companies that we may acquire.

     In making acquisitions, we may need to make dilutive issuances of our equity securities, incur debt, write off purchased, in-process research and development and amortize expenses related to goodwill and other intangible assets.

Technology and customer needs change rapidly in our industry.

     In our industry, technology and customer demands change rapidly, and we and our competitors frequently introduce new products and features. To succeed, we must identify, develop and market new products and features that satisfy those changing customer needs and keep pace with those technological developments. To do this, we must spend substantial funds on product development. We have already devoted significant resources to technologies that we anticipate will be widely adopted, such as Windows NT. However, we may not be able to develop new products or product enhancements on a timely basis. Even if we do, the market may not accept the new products or product enhancements that we develop.

Our market is highly competitive.

     The computer-telephony market is highly competitive. Moreover, we believe the competitive pressures we face are likely to intensify, particularly as our competitors make new offerings based on the Windows NT operating system.

     In the telephony-oriented market for messaging systems, our principal competitors are independent suppliers such as the Octel Messaging Division of Lucent Technologies, Inc., Mitel Corporation, Active Voice Corporation, Voysys Corporation and Callware Technologies, Inc.

     In addition to independent suppliers of computer-telephony solutions, we also compete with private branch exchange and key telephone systems manufacturers. Those manufacturers offer integrated voice messaging systems, unified messaging systems and automatic call distribution systems of their own design or under various OEM agreements. Competitors in this category include Lucent Technologies, Inc., Nortel Networks Corporation, Siemens Business Communication Systems, Inc., Mitel Corporation and NEC America, Inc.

     In the market for LAN-based facsimile systems, our principal competitors are Omtool, Ltd., Optus Software, Inc., Esker, S.A. and Computer Associates International, Inc. Our fax server products also compete with vendors offering a range of alternative facsimile solutions, including operating systems containing facsimile and document transmission features, low-end fax modem products, desktop fax software, single-platform facsimile software products and customized proprietary software solutions. In the market for production facsimile systems, our principal competitors are Biscom, Inc., Esker, S.A. and Topcall International AG. In the market for document distribution products, our principal competitors include the Xpedite division Premiere Technologies, Inc. and other telecommunications providers such as AT&T Corp., MCI WorldCom, Inc. and Cable & Wireless, Inc.

     Further acceptance of open systems architectures and the development of industry standards in the call processing market may eliminate some of the technical barriers to entry, allowing additional competitors to enter the market. Many of our existing competitors have larger customer and installed bases and substantially greater technical, financial and marketing resources than we do. In addition, some of our competitors have a marketing advantage because they can sell their call processing equipment or facsimile solutions as part of their broader product offerings. We expect our competitors will continue to offer improved product technologies and capabilities. The availability of these products could cause sales of our existing products to decline. For these reasons, we may be unable to compete successfully against our current and future competitors.

Our average sales prices have declined for some of our products.

     The average sales prices in our basic voice messaging products have declined due to competitive pressures. In the future, prices may decline in some of our other product lines. If the average sales prices of our more significant product lines fall, our overall gross margins will likely fall. To offset and forestall declining average sales prices, we must continue to develop product enhancements and new products with advanced features that are likely to generate higher-margin incremental revenue. If we are unable to do so in a timely manner or if our products do not achieve significant customer acceptance, our business, results of operations and financial condition may suffer.

We may be unable to adequately protect our proprietary rights.

     To succeed, we must adequately protect our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, nondisclosure and other agreements and technical measures to protect our proprietary technology, but those measures may be insufficient. We have one patent in the area of unified messaging, but our competitors may challenge or circumvent the claims in that patent. Our current patent, or any future patents, may never provide us with any competitive advantages. Other measures that we take to protect our proprietary technology may not prevent or deter misappropriation of our technology or the development of technologies with similar characteristics. Moreover, our use of open systems architecture in the design of our products may make it easier for competitors to misappropriate or replicate our designs and developments.

We may face liability for infringement of third-party proprietary rights.

     Historically, competitors in the computer-telephony software industry have filed numerous allegations of patent infringement, resulting in considerable litigation. We have received claims of patent infringement from several parties and will probably receive additional claims in the future. While none of those claims has led to litigation, they may yet result in litigation. Any litigation, regardless of our success, would probably be costly and require significant time and attention of our key management and technical personnel. Litigation could also force us to

     . stop or delay selling, or using, products that use the challenged intellectual property;

     .  pay damages for infringement;

     .  obtain licenses, which may be unavailable on acceptable terms; or

     .  redesign products or services that use the infringing technology.

We face risks from expansion of our international operations.

     Our growth depends in part on continued expansion of our international sales. International sales generated approximately 16%, 15% and 18% of our net sales in the years ended December 31, 1997, 1998 and 1999, respectively. We have spent significant management attention and financial resources on our international operations. A significant portion of our revenues are subject to the risks associated with international sales, which include

     . difficulty adapting products to local languages and telephone system technology;

     .  inability to respond to changes in regulatory requirements;

     .  inability to meet special standards requirements;

     .  exposure to exchange rate fluctuations;

     .  tariffs and other trade barriers;

     .  difficulties in staffing and managing international operations;

     .  potentially adverse tax consequences; and

     . uncertainties arising from local business practices and cultural considerations.

     Currently, substantially all of our international sales are denominated in U.S. dollars. Increases in the value of the dollar against local currency could cause our products to become relatively more expensive to customers in a particular country, leading to reduced sales or profitability in that country. As we continue to expand our international operations, we expect our non-dollar-denominated sales and our exposure to gains and losses on international currency transactions to increase. We do not currently engage in transactions to hedge against the risk of currency fluctuations, but we may do so in the future.

We depend on certain key employees.

     To succeed, we must attract and retain key personnel in engineering, research and development, marketing, sales, finance and administration. In particular, we depend to a significant degree on the efforts of our senior management team. Competition for skilled personnel is intense. The failure to recruit such personnel or the loss of the services of existing key persons in any functional area could adversely affect our current operations and new product development efforts. We do not maintain material key person life insurance.

We may experience difficulties in managing our growth.

     Growth in our business has placed, and will continue to place, significant demands on our management and operations. To succeed, our officers and key employees must manage growth successfully. We must continue to implement and improve our operational, financial and management information systems. In addition, we must expand, train and manage our employee base. We may be unable to timely and successfully accomplish these tasks.

We depend on third parties for certain key components of our products.

     We use standard computer hardware for our products. Most of the components we use are readily available. However, only three domestic suppliers can provide voice processing circuit boards in the quantities we need. In addition, only two domestic suppliers can provide our facsimile processing circuit boards in the quantity we require. Historically, we have relied almost exclusively on Dialogic Corporation for our voice cards, and on Dialogic and Brooktrout Technologies, Inc. for our fax cards. We rely on those suppliers primarily because of volume price discounts and the cost and effort required to develop software for an alternate voice or fax card. Significant delays, interruptions or reductions in our supply of voice or fax cards, or unfavorable changes to price and delivery terms could adversely affect our business.

Our stock price may be highly volatile.

     The market price of our common stock has been, and may continue to be, highly volatile. The future price of the common stock will fluctuate in response to factors such as

     . new product announcements or changes in product pricing policies by us or our competitors;

     .  quarterly fluctuations in our operating results;

     .  announcements of technical innovations;

     .  announcements relating to strategic relationships or acquisitions;

     .  changes in earnings estimates by securities analysts; and

     .  general conditions in the computer-telephony market.

     In addition, the market prices of securities issued by many companies, particularly in high-technology industries, are volatile for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates, each of which could adversely affect the value of the company's investments. The Company does not currently use derivative financial instruments.

     The Company maintains a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as "available for sale" securities. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 1999, the fair value of the portfolio would decline by an immaterial amount. Because the Company has the ability to hold its fixed income investments until maturity, it does not expect its operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on its securities portfolio.

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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To AVT Corporation:

We have audited the accompanying balance sheets of AVT Corporation (a Washington corporation) as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Medialinq Services Group,(formerly MediaTel Corp.), a company acquired during 1999 in a transaction accounted for as a pooling of interests, as discussed in
Note 8. Such statements are included in the consolidated financial statements of AVT Corporation and reflect total assets and total revenues of 11 percent and 21 percent in 1998, and 13 percent and 25 percent in 1997, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for MediaLinq Services Group, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of AVT Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                   /s/  Arthur Andersen LLP

Seattle, Washington
March 28, 2000
______________

Report of Independent Accountants

To the Board of Directors and Stockholders of MediaTel Corporation:

In our opinion, the consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of MediaTel Corporation (the "Company") at December 31, 1997 and 1998, and results of their operations and their cash flows for each of the three years ended December 31, 1998 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP

San Francisco, California
February 19, 1999

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                AVT CORPORATION

                          CONSOLIDATED BALANCE SHEETS


                                                                                           December 31,
                                                                                    ---------------------------
                                                                                       1998             1999
                                                                                    ----------      -----------
ASSETS                                                                                     (in thousands)
Current assets:
   Cash and cash equivalents....................................................        $14,466        $ 23,923
   Short-term investments.......................................................         28,225          51,095
   Accounts receivable, less allowance of $929 and $1,104.......................         17,563          20,303
   Inventories..................................................................          5,560           5,319
   Deferred and prepaid income taxes............................................          1,461           3,000
   Prepaid expenses and other...................................................          1,536           2,089
                                                                                        -------        --------
       Total current assets.....................................................         68,811         105,729
Equipment and leasehold improvements, net.......................................          5,417           6,630
Intangibles, net................................................................          7,677           5,926
Deferred income taxes...........................................................          3,743           3,424
                                                                                        -------        --------
                                                                                        $85,648        $121,709
                                                                                        =======        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable................................................................        $ 4,793        $  5,432
Other current liabilities.......................................................          9,191          12,748
Income taxes payable............................................................            578           1,324
                                                                                        -------        --------
       Total current liabilities................................................         14,562          19,504
                                                                                        -------        --------
Commitments (Note 6)
Shareholders' equity:
   Preferred stock, par value $.01 per share, 2,000,000 shares authorized; none
    outstanding.................................................................             --              --
   Common stock, par value $.01 per share, 60,000,000 shares authorized;
    14,230,575 and 15,318,527 outstanding.......................................            142             153
   Additional paid-in capital...................................................         42,987          55,658
   Retained earnings............................................................         27,957          45,812
   Accumulated other comprehensive income.......................................             --             582
                                                                                        -------        --------
       Total shareholders' equity...............................................         71,086         102,205
                                                                                        -------        --------
                                                                                        $85,648        $121,709
                                                                                        =======        ========

 See the accompanying notes to these consolidated financial statements.

                                AVT CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                            Year Ended December 31,
                                                                            -----------------------
                                                                            1997      1998      1999
                                                                            ----      ----      ----
                                                                     (in thousands, except per share data)
Net sales.........................................................         $76,971  $102,977  $130,224
Cost of sales.....................................................          29,233    37,282    44,958
                                                                           -------  --------  --------
 Gross profit.....................................................          47,738    65,695    85,266
                                                                           -------  --------  --------
Operating expenses:
 Research and development.........................................           7,988     9,474    10,311
 Selling, general and administrative..............................          26,040    35,035    44,282
 Non-recurring charges............................................          11,025       287     3,255
                                                                           -------  --------  --------
  Total operating expenses........................................          45,053    44,796    57,848
                                                                           -------  --------  --------
Operating income..................................................           2,685    20,899    27,418
                                                                           -------  --------  --------
Other income:
 Interest income..................................................             842     1,169     2,133
 Other............................................................             262        89      (140)
                                                                           -------  --------  --------
  Other income....................................................           1,104     1,258     1,993
                                                                           -------  --------  --------
Income before income tax expense..................................           3,789    22,157    29,411
Income tax expense................................................           1,470     8,078    11,556
                                                                           -------  --------  --------
Net income........................................................         $ 2,319  $ 14,079  $ 17,855
                                                                           =======  ========  ========
Basic earnings per common share...................................         $  0.18  $   1.03  $   1.20
Weighted average common shares outstanding........................          12,944    13,722    14,826
Diluted earnings per common share.................................         $  0.16  $   0.94  $   1.12
Weighted average common and common equivalent shares outstanding..          14,410    15,008    15,928

 See the accompanying notes to these consolidated financial statements.

                                AVT CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 Years Ended December 31, 1997, 1998 and 1999

                                                                                               Accumulated
                                                                Common Stock       Additional     Other                  Total
                                                         ------------------------   paid-in   Comprehensive Retained  shareholders'
                                                            Shares       Amount     capital      Income     earnings     equity
                                                         ------------  ----------  ---------- ------------- --------  -------------
                                                                                 (in thousands, except share data)
Balance at December 31, 1996...........................    12,418,663        124     $30,776          --     $11,733     $ 42,633
Stock issued in acquisition............................       191,032          2         666          --          --          668
Warrants issued in acquisition.........................            --         --         700          --          --          700
Exercise of stock options..............................       506,091          5       1,484          --          --        1,489
Tax benefit of stock options
   exercised...........................................            --         --         562          --          --          562
Net income.............................................            --         --          --          --       2,319        2,319
                                                           ----------    -------    --------      ------    --------     --------
Balance at December 31, 1997...........................    13,115,786        131      34,188          --      14,052       48,371
Stock issued in acquisition............................        52,200          1         249          --          --          250
Exercise of stock options..............................     1,062,589         10       3,901          --          --        3,911
Tax benefit of stock options
   exercised...........................................            --         --       4,649          --          --        4,649
Dividend declared                                                  --         --          --          --        (174)        (174)
Net income.............................................            --         --          --          --      14,079       14,079
                                                           ----------    -------    --------      ------    --------     --------
Balance at December 31, 1998...........................    14,230,575        142      42,987          --      27,957       71,086
Exercise of stock options..............................     1,087,952         11       6,608          --          --        6,619
Tax benefit of stock options
   exercised...........................................            --         --       6,063          --          --        6,063
Unrealized gain on marketable securities                           --         --          --         582          --          582
Net income.............................................            --         --          --          --      17,855       17,855
                                                           ----------    -------    --------      ------    --------     --------
Balance at December 31, 1999...........................    15,318,527    $   153     $55,658      $  582     $45,812     $102,205
                                                           ==========    =======    ========      ======    ========     ========

     See the accompanying notes to these consolidated financial statements.

                                AVT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Year Ended December 31,
                                                                         -------------------------------
                                                                           1997       1998       1999
                                                                         ---------  ---------  ---------
                                                                                 (in thousands)
Cash flows from operating activities:
 Net income............................................................  $  2,319   $ 14,079   $ 17,855

Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization.........................................     3,186      4,064      4,882
 Non-recurring charges.................................................    11,025        287        460
 Stock compensation expense............................................        --          5         --
 Deferred income taxes.................................................    (3,410)       215     (1,220)
 Changes in current assets and liabilities:
  Accounts receivable..................................................    (2,321)    (4,655)    (2,740)
  Inventories..........................................................    (1,239)      (652)       241
  Prepaid expenses and other assets....................................      (453)      (700)      (553)
  Accounts payable.....................................................      (251)       865        639
  Accrued compensation and benefits....................................        21      2,316      1,072
  Income taxes payable.................................................     2,038      2,171      6,481
  Other accrued liabilities............................................     1,221        268      2,025
                                                                         --------   --------   --------
Net cash provided by operating activities..............................    12,136     18,263     29,142
                                                                         --------   --------   --------

Cash flows from investing activities:
 Purchase of equipment and leasehold improvements......................    (2,302)    (3,550)    (4,276)
 Cash paid in acquisition, net of cash acquired........................   (15,426)        --         --
 Purchase of short-term investments....................................        --    (13,957)   (21,960)
 Net proceeds from the sale of investments.............................     1,216         37         --
 Other intangibles and long-term assets................................       (64)      (280)       (68)
                                                                         --------   --------   --------
  Net cash used in investing activities................................   (16,576)   (17,750)   (26,304)
                                                                         --------   --------   --------

Cash flows from financing activities:
 Long-term borrowings..................................................       664         --         --
 Repayment of long-term debt...........................................    (1,273)      (991)        --
 Proceeds from exercise of common stock options........................     1,489      3,906      6,619
 Dividends paid on stock...............................................        --       (126)        --
                                                                         --------   --------   --------
  Net cash provided by financing activities............................       880      2,789      6,619
                                                                         --------   --------   --------
  Net (decrease) increase  in cash.....................................    (3,560)     3,302      9,457
Cash and cash equivalents at beginning of period.......................    14,724     11,164     14,466
                                                                         --------   --------   --------
Cash and cash equivalents at end of period.............................  $ 11,164   $ 14,466   $ 23,923
                                                                         ========   ========   ========

Cash paid for interest.................................................  $    118   $     51   $    191
                                                                         ========   ========   ========

 See the accompanying notes to these consolidated financial statements.

                                AVT CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Nature of Business and Summary of Significant Accounting Policies

   Nature of Business

     AVT Corporation (the Company), a Washington corporation, provides software-based computer-telephony products for medium-sized enterprises. The Company's products address the voice messaging, call center, fax server and production fax markets and are distributed primarily through independent distributors and value-added resellers. The consolidated financial statements include the accounts of all subsidiaries, all of which are wholly owned, from the date of acquisition, including RightFAX, Inc., CommercePath, Inc. and MediaTel Corporation. All intercompany accounts have been eliminated.

     On April 14, 1999, the Company merged with MediaTel Corporation. In connection with the merger the shareholders of MediaTel received an aggregate of approximately 1,609,596 shares of the Company's common stock, 10% of which were deposited into an escrow account to compensate the Company for certain losses that it may incur as a result of breaches of representation and warranties and other agreements by MediaTel. In addition, the Company assumed all outstanding options to purchase MediaTel shares, which became exercisable for approximately 291,700 shares of the Company's common stock. On March 27, 2000 the escrow account was terminated and the shares held therein, less approximately 5,025 shares that were returned to the Company for losses, were distributed to the former MediaTel shareholders.

     This transaction was accounted for as a pooling of interests. These consolidated financial statements have been prepared to reflect the restatement of all periods presented to include the accounts of MediaTel. The historical results do not purport to be indicative of future results.


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

   Equipment and Leasehold Improvements

     Equipment and leasehold improvements are stated at cost and are depreciated on the straight-line method over the estimated useful lives of the assets, which range from three to five years. Equipment and leasehold improvements consist of the following:


                                                      December 31,
                                                  --------------------
                                                    1998       1999
                                                  ---------  ---------
                                                     (in thousands)

     Computers and other equipment..............  $ 13,533   $ 17,376
     Leasehold improvements.....................       950      1,176
     Furniture and fixtures.....................     1,150      1,241
                                                  --------   --------
                                                    15,633     19,793
     Less accumulated depreciation..............   (10,216)   (13,163)
                                                  --------   --------
     Equipment and leasehold improvements, net..  $  5,417   $  6,630
                                                  ========   ========

                                AVT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --(Continued)

   Intangibles

     Goodwill is being amortized using the straight-line method over its estimated useful life of seven years. License agreements are amortized using the straight-line method over the remaining lives of the related patents, which range from approximately 6 to 12 years. Amortization expense for the years ended December 31, 1997, 1998 and 1999 was $1,609,000, $1,674,000, and $1,818,000,
respectively.

                                               December 31,
                                            -----------------
                                              1998      1999
                                            -------   -------
                                              (in thousands)
    Goodwill on CommercePath acquisition..  $ 1,829   $ 1,829
    Goodwill on RightFAX acquisition......    5,906     5,906
    License agreements....................    4,516     4,583
                                            -------   -------
                                             12,251    12,318
    Less accumulated amortization.........   (4,574)   (6,392)
                                            -------   -------
    Intangibles, net......................  $ 7,677   $ 5,926
                                            =======   =======

   Other Current Liabilities

                                               December 31,
                                            -----------------
                                              1998      1999
                                            ------    -------
                                              (in thousands)
    Accrued compensation and benefits.....  $ 4,097   $ 5,169
    Deferred maintenance revenue..........    2,210     4,310
    Other.................................    2,884     3,269
                                            -------   -------
    Other current liabilities.............  $ 9,191   $12,748
                                            =======   =======

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

   Revenue Recognition

     Revenues from sales to dealers are recognized when the products are shipped. When the Company has an installation obligation, revenues are recognized when product installation is complete. Revenues from document delivery services are recognized when services are provided. Revenues from software maintenance contracts are recognized over the maintenance periods, generally one year. Revenues from extended warranty agreements are recognized over the lives of the related service contracts on the straight-line method. The Company accrues estimated costs of technical support to customers as related revenues are recognized.

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

     The computation of diluted earnings per common share is as follows:


                                                                                       Year Ended December 31,
                                                                                ---------------------------------------
                                                                                 1997           1998            1999
                                                                                --------       --------        -------
                                                                               (in thousands, except per share amounts)
Diluted earnings per common share:
     Net income........................................................          $ 2,319       $14,079        $17,855
                                                                                 -------       -------        -------
     Weighted average common shares outstanding........................           12,944        13,722         14,826
     Plus: dilutive options assumed exercised..........................            3,073         2,652          3,199
     Less: shares assumed repurchased with proceeds from exercise......           (1,675)       (1,366)        (2,097)
     Plus: other common stock equivalents..............................               68             -              -
                                                                                 -------       -------        -------
     Weighted average common and common equivalent shares outstanding..           14,410        15,008         15,928
                                                                                 -------       -------        -------
     Diluted earnings per common share.................................            $0.16         $0.94        $  1.12
                                                                                 =======       =======        =======

   Concentration of Credit Risk; Export Sales

     The Company achieves broad U.S. market coverage for its products primarily through a nationwide network of telephony-oriented dealers and computer-oriented value-added resellers. For the years ended December 31, 1997, 1998 and 1999, no customer represented 10% or greater of the Company's net sales. The Company performs ongoing credit evaluations of its customers' financial conditions and, generally, no collateral is required.

 The Company's sales by country were as follows:

                                 Year Ended December 31,
                              ---------------------------
                               1997      1998      1999
                              -------  --------  --------
                                    (in thousands)
United States............     $64,819  $ 88,019  $106,340
Canada...................       3,395     3,914     3,965
United Kingdom...........       1,451     3,307     4,650
Other....................       7,306     7,737    15,269
                              -------  --------  --------
                              $76,971  $102,977  $130,224
                              =======  ========  ========

                                AVT CORPORATION

   Segment Reporting

     The Company adopted Statement of Accounting Standard No. 131 "Disclosures about Segments of an Enterprise and Related Information "(SFAS No. 131) during 1998. SFAS No. 131 requires companies to disclose certain information about operating segments. Based on the criteria within SFAS No. 131, the Company has determined that it has one reportable segment, computer telephony products.

Sales of the Company's product by categories and amount are as follows:

                                                 Year Ended December 31,
                                               ---------------------------
                                                1997      1998      1999
                                               -------  --------  --------
                                                     (in thousands)
Enhanced fax products and services...........  $43,133  $ 68,383  $ 85,295
Advanced messaging and call center products..   24,276    28,159    38,494
Basic messaging products.....................    9,562     6,435     6,435
                                               -------  --------  --------
                                               $76,971  $102,977  $130,224
                                               =======  ========  ========

   2. Income Taxes

     Income taxes are provided for in the consolidated statements of income using the asset and liability method. The difference between the provision for income taxes and the statutory tax rate applied to income before income tax expense is due to certain expenses not being deductible for tax purposes and research and experimentation credits.

The following is a reconciliation from the U.S. statutory rate to the effective tax rate:

                                                                                   Year Ended December 31,
                                                                                   -----------------------
                                                                        1997              1998              1999
                                                                        ----              ----              ----
                                                                  Amount     %         Amount      %       Amount      %
                                                                  ------   ------      ------   ------     ------    ------
                                                                                     (dollars in thousands)
Tax at statutory rate..............................               $1,288     34.0%     $7,533     34.0     $10,294   35.0%
Research and experimentation credit................                 (105)    (2.8)       (150)    (0.7)        (26)    --
Nondeductible merger costs.........................                   --       --          --       --         894    3.0
Nondeductible goodwill amortization................                  230      6.1         319      1.5         379    1.3
Nontaxable interest income.........................                 (235)    (6.2)       (227)    (1.0)       (515)  (1.8)
State taxes and other..............................                  292      7.7         603      2.7       1,158    3.9
FSC Benefit........................................                   --       --          --       --        (628)  (2.1)
                                                                  ------     ----      ------     ----     -------   -----
Income tax expense.................................               $1,470     38.8%     $8,078    36.5%     $11,556   39.3%
                                                                  ======     ====      ======    ====      ======    =====

                                AVT CORPORATION

Income tax expense and cash paid for income taxes are as follows:

                                                                                         Year Ended December 31,
                                                                                        --------------------------
                                                                                          1997      1998        1999
                                                                                          ----      ----        ----
                                                                                                 (in thousands)
 Current.........................................................................       $ 5,427     $7,863    $12,776
 Deferred........................................................................        (3,957)       215     (1,220)
                                                                                        -------   ------      -------
   Total income tax expense......................................................       $ 1,470     $8,078    $11,556
                                                                                        =======     ======    =======
 Cash paid for income taxes......................................................       $ 2,839     $5,672    $ 5,237
                                                                                        =======     ======    =======

   Deferred taxes result from temporary differences relating to items that are expensed for financial reporting, but are not currently deductible for income tax purposes.

  Significant components of the Company's deferred tax asset as of December 31, 1998 and 1999 are as follows:

                                                                                               December 31,
                                                                                               ------------
                                                                                          1998           1999
                                                                                           ----           ----
                                                                                             (in thousands)
Deferred tax assets:
   Accounts receivable allowances...............................................      $   409         $  404
   Inventories..................................................................           85            461
   Depreciation and amortization................................................          161              -
   Accrued compensation and benefits............................................          192            349
   Purchased in-process research and development................................        3,549          3,397
   Deferred maintenance revenue.................................................          468          1,529
   Other........................................................................          340            284
                                                                                       -------         ------
 Deferred tax assets and prepaid income taxes...................................      $ 5,204         $6,424
                                                                                       =======         ======

   3. Shareholders' Equity

The Company has stock option plans under which employees, directors, officers and other agents may be granted options to purchase common stock. The Company has reserved approximately 5,700,000 shares of common stock for issuance pursuant to these plans upon exercise of outstanding options and upon exercise of options to be granted in the future. Options generally vest over three to four years and expire 10 years from the date of grant. The options are exercisable at prices determined at the discretion of the Board of Directors. The Company accounts for these plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized and is based on the difference between the exercise price and fair market value at the date of grant, if any. Had compensation cost for stock option grants made in 1997, 1998 and 1999 been determined using the fair value method consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                AVT CORPORATION

                                                                   Year Ended December 31,
                                                                 ---------------------------
                                                                  1997       1998        1999
                                                                 ------     -------     -------
                                                            (in thousands   expect per share data)
  Net Income:        As Reported.........................        $2,319     $14,079     $17,855
                     Pro Forma...........................        $1,114     $11,830     $15,622
  Basic EPS:         As Reported.........................        $ 0.18     $  1.03     $  1.20
                     Pro Forma...........................        $ 0.09     $  0.86     $  1.05
  Diluted EPS:       As Reported.........................        $ 0.16     $  0.94     $  1.12
                     Pro Forma...........................        $ 0.08     $  0.79     $  1.12

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the year ended December 31, 1999: risk-free interest rates of 6.85%; expected lives of five years; expected volatility of 43%; and $0 dividends. For 1998 the assumptions were: risk-free interest rates of 6.25%; expected lives of five years; expected volatility of 44%; and $0 dividends. For 1997 the following assumptions were used: risk-free interest rates of 6.85%; expected lives of five years; expected volatility of 49%; and $0 dividends.

Stock Option Plans

     A summary of the status of the Company's stock option plans at December 31, 1997, 1998 and 1999, and the changes during the years then ended, is presented in the table and narrative below:

                                                                1997                    1998                     1999
                                                             ----------              ----------               ---------
                                                             Wtd. Avg.               Wtd. Avg.               Wtd. Avg.
                                                         Shares    Ex. Price     Shares     Ex. Price    Shares     Ex. Price
                                                       ----------  ---------  ------------  ---------  -----------  ---------
Outstanding at beginning of period.................     3,189,547     $ 4.12     3,125,760     $ 5.33    2,898,987     $ 9.88
Granted............................................       548,317     $10.07       903,850     $18.50    1,650,795     $27.94
Exercised..........................................      (506,093)    $ 2.94    (1,031,959)    $ 3.53     (978,770)    $ 6.26
Canceled...........................................      (106,011)    $ 4.54       (98,664)    $11.05     (154,621)    $21.21
                                                        ---------     ------   -----------     ------   ----------     ------
Outstanding at end of period.......................     3,125,760     $ 5.33     2,898,987     $ 9.88    3,416,391     $19.25
                                                        =========     ======   ===========     ======   ==========     ======
Exercisable at end of period.......................     1,564,231     $ 3.32     1,504,658     $ 5.68    1,209,609     $ 9.16
                                                        =========     ======   ===========     ======   ==========     ======
Weighted average fair value of options granted.....     $    5.26              $      9.12              $    11.77

     Options outstanding have exercise prices ranging from $0.50 to $43.75 per share, with weighted average remaining contractual lives of 7.1, 7.4 and 8.0 years at December 31, 1997, 1998 and 1999, respectively. At December 31, 1999, 521,571 shares of the Company's common stock were available for future grant under the Company's stock option plans. Information relating to stock options outstanding and stock options exercisable at December 31, 1999 is as follows:

                                AVT CORPORATION

                                                              Options Outstanding                    Options Exercisable
                                                -------------------------------------------------    -------------------
                                                                       Wtd. Avg.
                                                                      Remaining         Wtd. Avg.              Wtd. Avg.
 Range of Exercise Prices                       Shares             Contractual Life     Ex. Price    Shares    Ex. Price
 ------------------------                       ------             ----------------     ---------    ------    ---------
$0.80  - $8.75......................              939,969                         6      $   6.36      883,040    $ 6.44
$8.76  - $17.50.....................              502,325                         8      $  14.21      218,090    $14.01
$17.51 - $26.25.....................            1,512,977                         9      $  24.51      108,479    $21.54
$26.26 - $43.75.....................              461,120                        10      $  33.77           --      --
                                                ---------                        --     ---------    ---------  --------
                                                3,416,391                         8      $   9.25    1,209,609  $   9.16
                                                =========                        ==     =========    =========  ========

   Warrants

     At December 31, 1999, there were outstanding warrants to purchase 77,312 shares of the Company's common stock at $6.68 per share. The warrants were issued in connection with the Telcom Technologies Inc. acquisition discussed in
Note 8 below.

4. Line of Credit

     At December 31, 1999, the Company had a $4.0 million unsecured revolving line of credit, none of which was used during the years ended December 31, 1998 and 1999. The Company's line of credit expires in August 2001, and contains certain financial covenants and restrictions as to various matters, including the Company's ability to pay cash dividends without the bank's prior approval. The Company is currently in compliance with such financial covenants and restrictions. Borrowings under the line of credit bear interest at the bank's prime rate or, at the Company's option, its interbank offering rate plus 1.50%. At December 31, 1999, the bank's prime rate was 8.5%, and its interbank offering rate was 5.8%.

5. Short-Term Investments

     The Company has classified its investments as "available-for-sale" and recorded these investments at estimated fair value, with unrealized gains and losses, when material, reported in other comprehensive income.

     Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income over the term of the investment. The cost of securities sold is based upon the specific identification method. Available-for-sale securities as of December 31, 1998 and 1999 consisted primarily of municipal notes and bonds whose amortized cost approximates estimated fair value. As of December 31, 1998 and 1999 average maturity for these investments was eight and ten months respectively.

                                AVT CORPORATION

6. Commitments and Contingencies

  Leases

     The Company leases its office space under noncancelable operating leases.

Rent expense under the noncancelable leases amounted to $1,048,000 in 1997, $1,290,000 in 1998 and $2,154,000 in 1999. Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

     2000.....................................................   $2,164
     2001.....................................................    1,849
     2002.....................................................      837
     2003.....................................................       67
                                                                 ------
                                                                 $4,917
                                                                 ======
   Retirement Savings Plan

     The Company offers a 401(k) profit-sharing plan to substantially all of its employees. Company contributions are determined annually and are at the discretion of the Board of Directors. Contributions made to the plan were $165,000 in 1997, $235,000 in 1998 and $416,000 in 1999.

   License Agreements

     In connection with the acquisition of a business in 1989, the Company agreed to make royalty payments from future sales of the Company's products, up to a maximum of $2,800,000 in total, payable up to $70,000 per quarter, before adjustment for increases in the consumer price index. In February 1995, the Company made a prepayment of $1,808,000 to satisfy this royalty commitment. This intangible is being amortized over the remainder of the original agreement's term (67 months). Amounts charged to expense under this agreement were $324,000 in each of 1997, 1998 and 1999.

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

     In July 1996, the Company renegotiated its royalty obligation for the second license by issuing a note in the amount of $450,000, payable over two quarters, with the first installment paid upon the signing of the agreement. The Company accrued interest expense at an imputed rate of 8.5% per annum. This note was satisfied at December 31, 1996. The Company recorded an intangible for this prepayment in the amount of $446,000. The intangible is being amortized on a straight-line basis over the remaining average lives of the related patents (approximately seven years). Amounts charged to expense for the two nonexclusive licenses were $212,000 in each of 1997, 1998 and 1999.

                                AVT CORPORATION

   Legal Proceedings

     In May 1998, CallWare brought suit against AVT in federal court in Salt Lake City, Utah, alleging various claims relating to purported false advertising by AVT. (CallWare Technologies, Inc. v. Applied Voice Technology, Inc., Case No. 2:98CV 0329K.) CallWare had claimed $20 million in monetary damages, and an additional $60 million in punitive damages. The suit was dismissed in November, 1999 as a result of a settlement payment of $150,000 made by the Company's insurers to avoid the expense of further litigation. AVT continued to assert that the lawsuit was without merit.

     On March 21, 2000, a class-action lawsuit was filed in the United States District Court for the Western District of Washington alleging that during the period January 20, 2000 through March 17, 2000, the Company and several officers and directors made or participated in misrepresentations about the Company's business and future prospects. Since the March 21 lawsuit was filed, additional lawsuits have been filed that are identical to the March 21 lawsuit, with the exception of the name of the plaintiff. Each lawsuit seeks unspecified damages on behalf of a proposed class of purchasers of the Company's stock during the specified period. The Company believes that the allegations of the lawsuits are without merit and intends to vigorously defend the actions.

7. Valuation and Qualifying Accounts

                                                            Balance at   Charged to   Charged                    Balance
                                                             beginning   costs and    to other                   at end
                         Description                         of period   expenses     accounts   Deductions(1)   of period
                         -----------                        ----------   ---------    --------   -------------   ---------
                                                                                   (in thousands)
Allowance for doubtful accounts:
    December 31, 1997.............                            $788          489          97            465        $  909
    December 31, 1998.............                            $909          309          --            289        $  929
    December 31, 1999.............                            $929          727          --            552        $1,104

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

     The pro forma unaudited consolidated operating results of the Company for the year ended December 31, 1997, assuming the acquisition of CommercePath had been made as of January 1, 1997, are summarized below:

                                                   1997
                                          ------------------------
                                                      Pro Forma
                                            Actual   (unaudited)
                                            ------   -----------
                                (in thousands, except per share data)
Net sales................................  $76,971     $82,348
 Net income..............................  $ 2,319     $ 1,816
 Diluted earnings per share..............  $  0.16     $  0.13

                                AVT CORPORATION

     These pro forma results have been prepared for comparative purposes only and include certain adjustments such as additional amortization resulting from allocating a portion of the purchase price to goodwill. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on January 1, 1997, as the case may be, or future results of operations of the consolidated entity.

     On April 14, 1999, the Company merged with MediaTel Corporation. In connection with the merger the shareholders of MediaTel received an aggregate of approximately 1,609,596 shares of the Company's common stock, 10% of which were deposited into an escrow account to compensate the Company for certain losses that it may incur as a result of breaches of representation and warranties and other agreements by MediaTel. In addition, the Company assumed all outstanding options to purchase MediaTel shares, which became exercisable for approximately 291,700 shares of the Company's common stock. On March 27, 2000 the escrow account was terminated and the shares held therein, less approximately 5,025 shares that were returned to the Company for losses, were distributed to the former MediaTel shareholders. This transaction was accounted for as a pooling of interests.

     The following summarizes amounts reported by the Company and MediaTel prior to the merger for the years ended December 31, 1997, 1998 and the quarter ended March 31, 1999.


                             Year Ended December 31,   Quarter Ended March 31,
                            -------------------------  -----------------------
                                 1997       1998                1999
                                 ----       ----                ----
                                              (in thousands)
Net Sales
 AVT.....................     $58,091    $ 81,126              $22,621
 MediaTel................      18,880      21,851                6,222
                              -------    --------              -------
  Combined                    $76,971    $102,977              $28,843
                              =======    ========              =======
Net Income
 AVT.....................     $   729    $ 11,610              $ 3,313
 MediaTel................       1,590       2,469                  629
                              -------    --------              -------
  Combined                    $ 2,319    $ 14,079              $ 3,942
                              =======    ========              =======

9.   Consolidated Quarterly Financial Data and Market Information
(unaudited)

                                                                       Quarter Ended
                                     ----------------------------------------------------------------------------------
                                     March 31,  June 30,  Sept. 30,  Dec. 31,  March 31,  June 30,  Sept. 30,  Dec. 31,
                                       1998       1998       1998      1998      1999       1999       1999      1999
                                     ---------  ---------  --------  --------  ---------  ---------  --------  --------
                                                            (in thousands except per share data)
Net sales..........................    $22,313    $24,809   $26,448   $29,407    $28,843    $31,864   $33,247   $36,270
Cost of sales......................      8,523      9,442     9,295    10,021     10,174     11,322    11,558    11,904
                                       -------    -------   -------   -------    -------    -------   -------   -------
Gross profit.......................     13,790     15,367    17,153    19,386     18,669     20,542    21,689    24,366
Operating expenses:
 Research and development..........      2,339      2,334     2,452     2,350      2,621      2,357     2,565     2,768
 Selling, general and
  administrative...................      7,612      8,397     9,178     9,847     10,277     11,073    11,151    11,782
 Non-recurring charges.............        287         --        --        --         --      2,388        --       867
                                       -------    -------   -------   -------    -------    -------   -------   -------
 Total operating expenses..........     10,238     10,731    11,630    12,197     12,898     15,818    13,716    15,417
                                       -------    -------   -------   -------    -------    -------   -------   -------

Operating income...................      3,552      4,636     5,523     7,189      5,771      4,724     7,973     8,949
Other income, net..................        254        346       270       386        427        384       512       670
                                       -------    -------   -------   -------    -------    -------   -------   -------
Income before income tax
expense............................      3,806      4,982     5,793     7,575      6,198      5,108     8,485     9,619
Income tax expense.................      1,401      1,823     2,129     2,725      2,256      2,710     3,100     3,489
                                       -------    -------   -------   -------    -------    -------   -------   -------
Net income.........................    $ 2,405    $ 3,159   $ 3,664   $ 4,850    $ 3,942    $ 2,398   $ 5,385   $ 6,130
                                       =======    =======   =======   =======    =======    =======   =======   =======
Diluted earnings per common
share (1)..........................    $  0.16    $  0.21   $  0.24   $  0.31    $  0.25    $  0.15   $  0.33   $  0.37
Net income excluding nonrecurring
Items..............................    $ 2,589    $ 3,159   $ 3,664   $ 4,850    $ 3,942    $ 4,786   $ 5,385   $ 6,685
Diluted earnings per common share
excluding nonrecurring items(1)....    $  0.17    $  0.21   $  0.24   $  0.31    $  0.25    $  0.30   $  0.33   $  0.40
Weighted average common and
common equivalent shares
outstanding........................     14,949     15,245    15,489    15,460     15,666     15,967    16,363    16,578
Stock price range (2)
 High..............................    $ 20.31    $ 23.50   $ 25.75   $ 29.69    $ 30.94    $ 38.13   $ 40.50   $ 47.50
 Low...............................    $ 13.38    $ 17.13   $ 19.63   $ 12.19    $ 20.13    $ 18.25   $ 25.88   $ 26.13

(1) Earnings per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share amounts will not necessarily equal the total for the year.
(2) The Company's common stock is traded on the Nasdaq National Market under the symbol "AVTC." As of December 31, 1999, there were approximately 179 shareholders of record of the Company's common stock. The Company has not paid any cash dividends on its common stock.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

Item 10-13.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Part III (Item 10-13) is incorporated by reference to information in the Company's definitive proxy statements which will be filed pursuant to Regulation 14a within 120 days of December 31, 1999.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A. LIST OF DOCUMENTS FILED AS A PART OF THIS REPORT

  1. Index financial statements

     .        Consolidated Balance Sheets--December 31, 1999 and 1998

     . Consolidated Statements of Income--Years ended December 31, 1999, 1998 and 1997

     . Consolidated Statements of Shareholders' Equity--Years ended December 31, 1999, 1998 and 1997

     . Consolidated Statements of Cash Flows--Years ended December 31, 1999, 1998 and 1997

     .        Notes to Consolidated Financial Statements

     .        Report of Independent Public Accountants

  2. Index to Financial Statement Schedules
     None
  3. Index to Exhibits

Exhibit No.   Description
-----------   -----------
    3.1       Restated Articles of Incorporation of AVT Corporation (A) (Exhibit
              3.1)
    3.2       Amended and Restated Bylaws of AVT Corporation (A)(Exhibit 3.2)
    4.1       Form of Warrant, dated January 3, 1997, issued by Applied Voice
              Technology, Inc. to shareholders of Telcom Technologies, Inc. (E)
              (Exhibit 4.1)
  +10.1       1994 Nonemployee Directors Stock Option Plan (A) (Exhibit 10.1)
  +10.2       Restated 1989 Stock Option Plan (F)
  +10.3       1986 Incentive Stock Option Plan (A) (Exhibits 10.3)
  +10.4       Management Incentive Compensation Plan (A) (Exhibit 10.4)
  +10.5       Employment Agreement dated May 1, 1993 between Applied Voice
              Technology, Inc. and Richard J. LaPorte (A) (Exhibit 10.5)
  +10.6       Form of Indemnification Agreement between Applied Voice Technology and each of its directors and officers (A) (Exhibit 10.6)
   10.8       Lease Agreement dated June 30, 1989 between Riggs National Bank of
              Washington D.C. and Applied Voice Technology, Inc. as amended (A)
              (Exhibit 10.11)
   10.9       Second Amendment to Lease Agreement dated February 1, 1995 between
              Riggs National Bank of Washington D.C. and Applied Voice
              Technology, Inc. (D) (Exhibit 10.11)
  10.10       Third Amendment to Lease Agreement dated May 28, 1997 between
              Riggs National Bank of Washington D.C. and Applied Voice
              Technology, Inc. (G) ( Exhibit 10.10)
  10.11       Lease Agreement dated May 28, 1997 between Riggs National Bank of
              Washington D.C. and Applied Voice Technology, Inc. (G) Exhibit
              10.11)
 #10.12       Amended Patent License Agreement dated September 29, 1995 between
              Syntellect Technology Corp. and Applied Voice, Technology Inc. (B)
              (Exhibit 10.1)
  10.13       Master Software Manufacturing License Agreemented dated June 11,
              1992 between Intelligent Environments Inc. and Applied Voice
              Technology, Inc. as amended (A) (Exhibit 10.16)

  10.14 Agreement and Plan of Merger among Applied Voice Technology, Inc., Cracchiolo & Feder, Inc., the shareholders of Cracchiolo & Feder, Inc. and CFI Acquisition Corp., dated as of January 2, 1996. (C) (Exhibit 10.1)
  10.15 Registration Rights Agreement among Applied Voice Technology, Inc., Joseph J. Cracchiolo and Bradley H. Feder, dated as of January 2, 1996 (C) (Exhibit 10.2)
  10.16 Agreement and Plan of Merger among AVT Corporation, MediaTel Corporation and Goldengate Acquisition Corp., dated as of April 13, 1999. (H) (Exhibit 10.1)
  10.17 Registration Rights Agreement among AVT Corporation and the shareholders of MediaTel Corporation, dated as of April 14, 1999.(H) (Exhibit 10.2)
  10.18 Escrow Agreement and Indemnification Agreement among AVT Corporation, Sanjeev Malaney, as Securityholder Agent, and ChaseMellon Shareholder Services, LLC, as escrow agent, dated as of April 14, 1999.(H) (Exhibit 10.3)
  10.19 Employment Agreement dated April 14, 1999 between AVT Corporation and David Sohm.
  10.20 Loan Agreement and Promissory Note dated August 15, 1999 between U.S. Bank of Washington and AVT Corporation
   21.1       Subsidiaries of AVT Corporation
   23.1       Consent of Arthur Andersen, LLP
   23.2       Consent of PriceWaterhouseCoopers LLP
   27.1       Financial Data Schedule
   27.2       Restated Financial Data Schedule for Year ended December 31, 1998.
   27.3       Restated Financial Data Schedule for Year ended December 31, 1997.
   27.4 Restated Financial Data Schedule for the three months ended March 31, 1999.
   27.5 Restated Financial Data Schedule for the three months ended March 31, 1998.

_________________
(A) Previously filed with, and incorporated herein by reference to, designated exhibits to Registration Statement on Form S-1 of Applied Voice Technology, Inc. File No. 333-85452.
(B) Previously filed with, and incorporated by reference to, designated exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
(C) Previously filed with, and incorporated by reference to, designated exhibit to the Company's Current Report on Form 8-K dated January 2, 1996.
(D) Previously filed with, and incorporated by reference to, designated exhibit to the Company's 1995 Annual Report on Form 10-K.
(E) Previously filed with, and incorporated by reference to, designated exhibit to the Company's Current Report on Form 8-K dated January 3, 1997.
(F) Previously filed with, and incorporated by reference to, appendix A to the Company's definitive Proxy Statement dated April 16, 1996.
(G) Previously filed with, and incorporated by reference to, designated exhibit to the Company's 1997 Annual Report on Form 10-K.
(H) Previously filed with, and incorporated by reference to, designated exhibit to the Company Current Report on Form 8-K/A dated April 14, 1999.
+    Management contract or compensatory plan or arrangement.
#    Confidential treatment requested for a portion of this agreement.

B.   Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended December 31, 1999.

SIGNATURES

  Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned, thereunto duly authorized, in the City of Kirkland, State of Washington, on the 28th day of March, 2000.


                                       AVT CORPORATION

                                       By: /s/ Richard J. LaPorte
                                       --------------------------
                                       Richard J. LaPorte
                                       President and Chief Executive Officer

  Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities indicated below on the 28th day of March, 2000.

                          Signature                                         Title

               /s/ Richard J. LaPorte                       President, Chief Executive Officer and Chairman of the Board
           -----------------------------------              (Principal Executive Officer)
               Richard J. LaPorte

               /s/ Roger A. Fukai                           Executive Vice President and Chief Financial Officer (Principal
           -----------------------------------              Financial and Accounting Officer)
               Roger A. Fukai

               /s/ James S. Campbell                        Director
           -----------------------------------
               James S. Campbell

               /s/ Robert L. Lovely                         Director
           -----------------------------------
               Robert L. Lovely

               /s/ William L. True                          Director
           -----------------------------------
               William L. True

               /s/ Robert  F. Gilb                          Director
           -----------------------------------
               Robert F. Gilb

                                 EXHIBIT INDEX

Exhibit No.   Description
-----------   -----------
    3.1       Restated Articles of Incorporation of AVT Corporation (A) (Exhibit
              3.1)
    3.2       Amended and Restated Bylaws of AVT Corporation (A)(Exhibit 3.2)
    4.1       Form of Warrant, dated January 3, 1997, issued by Applied Voice
              Technology, Inc. to shareholders of Telcom Technologies, Inc. (E)
              (Exhibit 4.1)
  +10.1       1994 Nonemployee Directors Stock Option Plan (A) (Exhibit 10.1)
  +10.2       Restated 1989 Stock Option Plan (F)
  +10.3       1986 Incentive Stock Option Plan (A) (Exhibits 10.3)
  +10.4       Management Incentive Compensation Plan (A) (Exhibit 10.4)
  +10.5       Employment Agreement dated May 1, 1993 between Applied Voice
              Technology, Inc. and Richard J. LaPorte (A) (Exhibit 10.5)
  +10.6       Form of Indemnification Agreement between Applied Voice Technology and each of its directors and officers (A) (Exhibit 10.6)
   10.8       Lease Agreement dated June 30, 1989 between Riggs National Bank of
              Washington D.C. and Applied Voice Technology, Inc. as
              amended (A) (Exhibit 10.11)
   10.9       Second Amendment to Lease Agreement dated February 1, 1995 between Riggs National Bank of Washington D.C. and Applied Voice
              Technology, Inc. (D) (Exhibit 10.11)
  10.10       Third Amendment to Lease Agreement dated May 28, 1997 between
              Riggs National Bank of Washington D.C. and Applied Voice
              Technology, Inc. (G) (Exhibit 10.10)
  10.11       Lease Agreement dated May 28, 1997 between Riggs National Bank of
              Washington D.C. and Applied Voice Technology, Inc. (G) Exhibit
              10.11)
  #10.12      Amended Patent License Agreement dated September 29, 1995 between
              Syntellect Technology Corp. and Applied Voice, Technology Inc. (B)
              (Exhibit 10.1)
  10.13       Master Software Manufacturing License Agreemented dated June 11,
              1992 between Intelligent Environments Inc. and Applied Voice
              Technology, Inc. as amended (A) (Exhibit 10.16)
  10.14       Agreement and Plan of Merger among Applied Voice Technology, Inc.,
              Cracchiolo & Feder, Inc., the shareholders of Cracchiolo & Feder,
              Inc. and CFI Acquisition Corp., dated as of January 2, 1996. (C)
              (Exhibit 10.1)
  10.15       Registration Rights Agreement among Applied Voice Technology,
              Inc., Joseph J. Cracchiolo and Bradley H. Feder, dated as of
              January 2, 1996 (C) (Exhibit 10.2)
  10.16       Agreement and Plan of Merger among AVT Corporation, MediaTel
              Corporation and Goldengate Acquisition Corp., dated as of April
              13, 1999. (H) (Exhibit 10.1)
  10.17       Registration Rights Agreement among AVT Corporation and the shareholders of MediaTel Corporation, dated as of April 14, 1999.(H) (Exhibit 10.2)
  10.18       Escrow Agreement and Indemnification Agreement among AVT
              Corporation, Sanjeev Malaney, as Securityholder Agent, and
              ChaseMellon Shareholder Services, LLC, as escrow agent, dated as of April 14, 1999.(H) (Exhibit 10.3)
  10.19       Employment Agreement dated April 14, 1999 between AVT Corporation and David Sohm.
  10.20       Loan Agreement and Promissory Note dated August 15, 1999 between
              U.S. Bank of Washington and AVT Corporation
   21.1       Subsidiaries of AVT Corporation
   23.1       Consent of Arthur Andersen, LLP
   23.2       Consent of PriceWaterhouseCoopers LLP
   27.1       Financial Data Schedule
   27.2       Restated Financial Data Schedule for Year ended December 31, 1998.
   27.3       Restated Financial Data Schedule for Year ended December 31, 1997.
   27.4       Restated Financial Data Schedule for the three months ended March
              31, 1999.
   27.5       Restated Financial Data Schedule for the three months ended March
              31, 1998.

_________________
(A) Previously filed with, and incorporated herein by reference to, designated exhibits to Registration Statement on Form S-1 of Applied Voice Technology, Inc. File No. 333-85452.
(B) Previously filed with, and incorporated by reference to, designated exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
(C) Previously filed with, and incorporated by reference to, designated exhibit to the Company's Current Report on Form 8-K dated January 2, 1996.
(D) Previously filed with, and incorporated by reference to, designated exhibit to the Company's 1995 Annual Report on Form 10-K.
(E) Previously filed with, and incorporated by reference to, designated exhibit to the Company's Current Report on Form 8-K dated January 3, 1997.
(F) Previously filed with, and incorporated by reference to, appendix A to the Company's definitive Proxy Statement dated April 16, 1996.
(G) Previously filed with, and incorporated by reference to, designated exhibit to the Company's 1997 Annual Report on Form 10-K.
(H) Previously filed with, and incorporated by reference to, designated exhibit to the Company Current Report on Form 8-K/A dated April 14, 1999.
+    Management contract or compensatory plan or arrangement.
#    Confidential treatment requested for a portion of this agreement.