Form 10-Q
period 2000-03-31
AVT CORP
filed 2000-05-12
CIK 931784

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 for the quarterly period ended March 31, 2000


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

                            Yes   X     No
                                  --


The number of outstanding shares of the Registrant's Common Stock as of May 3, 2000 was 31,646,295.

================================================================================

                                AVT CORPORATION

                                   FORM 10-Q
                      For the Quarter Ended March 31, 2000

                               Table of Contents

                                                                                       Page
                                                                                       ----
 PART I.   Financial Information

           Item 1.   Financial Statements (unaudited)..................................  3
           Item 2.   Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.........................................  9
           Item 3.   Quantitative and Qualitative Disclosures about Market Risk........ 17

PART II.   Other Information

           Item 1.  Legal Proceedings.................................................. 18
           Item 6.  Exhibits and Reports on Form 8-K................................... 18

Signatures............................................................................. 19


                       Part I.     FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS


                                AVT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)


                                                                March 31,     December 31,
                                                                  2000            1999
                                                                ---------     ------------
                           ASSETS                                     (in thousands)
Current assets:
     Cash and cash equivalents                                   $ 25,704        $ 23,923
     Short-term investments                                        61,402          51,095
     Accounts receivable, net                                      15,838          20,303
     Inventories                                                    5,611           5,319
     Deferred and prepaid income taxes                              4,761           3,000
     Prepaid expenses and other                                     2,406           2,089
                                                                 --------        --------
                         Total current assets                     115,722         105,729

Equipment and leasehold improvements, net                           6,407           6,630
Intangibles, net                                                    5,466           5,926
Deferred income taxes                                               3,424           3,424
                                                                 --------        --------
                                                                 $131,019        $121,709
                                                                 ========        ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                            $  4,007        $  5,432
     Accrued compensation and benefits                              6,746           5,169
     Other accrued liabilities                                      6,286           7,579
     Federal income taxes payable                                       -           1,324
                                                                 --------        --------
                                                                   17,039          19,504
                                                                 --------        --------

Commitments and contingencies

Shareholders' equity:
     Preferred stock, par value $.01 per share, 2,000,000
        authorized; none outstanding                                    -               -
     Common stock, par value $.01 per share, 120,000,000
        authorized; 31,613,223 and 30,637,054 shares
         outstanding, respectively, and additional paid-in         64,617          55,811
         capital

     Retained earnings                                             49,363          45,812
     Other comprehensive income                                         -             582
                                                                 --------        --------
                         Total shareholders' equity               113,980         102,205
                                                                 --------        --------
                                                                 $131,019        $121,709
                                                                 ========        ========

          See accompanying notes to consolidated financial statements.

                                AVT CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)


                                                           Quarter ended
                                                             March 31,
                                                        -------------------
                                                          2000       1999
                                                        -------     -------
                                                       (in thousands, except
                                                          per share data)
Net sales                                               $24,875     $28,843
Cost of sales                                             8,594      10,174
                                                        -------     -------
          Gross profit                                   16,281      18,669

Operating expenses:
     Research and development                             2,463       2,621
     Sales, general and administrative                   10,827      10,277
                                                        -------     -------
          Total operating expenses                       13,290      12,898
                                                        -------     -------
Operating income                                          2,991       5,771
Other income, net (1)                                     2,558         427
                                                        -------     -------
Income before income taxes                                5,549       6,198
Income tax expense                                        1,998       2,256
                                                        -------     -------
Net income                                              $ 3,551     $ 3,942
                                                        =======     =======
Basic earnings per common share                         $  0.11     $  0.14

Weighted average common shares outstanding (2)           31,255      28,804

Diluted earnings per common share                       $  0.10     $  0.13

Weighted average common and common equivalent
  shares outstanding (2)                                 33,841      31,332

(1) Quarter ended March 31, 2000 includes a non-recurring gain of $1,784,000 realized from the sale of marketable securities held for investment.
(2) All share and earnings per share amounts shown reflect the two-for-one stock split that became effective January 11, 2000 for stockholders of record on December 27, 1999.


          See accompanying notes to consolidated financial statements.

                                AVT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                   Three months ended
                                                                        March 31,
                                                                 -----------------------
                                                                   2000            1999
                                                                 --------        -------
                                                                      (in thousands)
Cash flows from operating activities:
           Net income                                            $  3,551        $ 3,942
                                                                 ========        =======
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                  1,292          1,093
     Deferred income taxes                                           (581)          (205)
     Gain on sale of marketable securities                         (1,784)             -
     Changes in current assets and liabilities:
         Accounts receivable                                        4,465            218
         Inventories                                                 (292)            (5)
         Prepaid expenses and other assets                           (317)           130
         Accounts payable                                          (1,425)           333
         Accrued compensation and benefits                          1,577            (36)
         Other accrued liabilities                                 (1,293)           306
         Federal income taxes payable                               2,043          2,200
                                                                 --------        -------
              Net cash provided by operating activities             7,236          7,976
                                                                 ========        =======
Cash flows from investing activities:
     Purchase of equipment and leasehold improvements                (610)          (964)
     Purchase of short-term investments, net                      (10,624)        (5,144)
     Proceeds from sale of marketable securities                    2,101              -
     Purchase of intangibles and other long-term assets                 -            (18)
                                                                 --------        -------
               Net cash used by investing activities               (9,133)        (6,126)
                                                                 --------        -------
Cash flows from financing activities:
     Proceeds from exercise of stock options                        3,678          2,423
                                                                 --------        -------
               Net cash  provided by financing activities           3,678          2,423
                                                                 --------        -------
Net increase in cash and cash equivalents                           1,781          4,273
Cash and cash equivalents at beginning of period                   23,923         14,466
                                                                 --------        -------
Cash and cash equivalents at end of period                       $ 25,704        $18,739
                                                                 ========        =======
Supplementary disclosures of cash flows:
     Cash paid for income taxes                                  $     31        $   407


          See accompanying notes to consolidated financial statements.

                                AVT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)



1.  Interim Financial Statements

  The accompanying consolidated financial statements of AVT Corporation and subsidiaries (the Company) are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of future financial results.

  Certain notes and other information have been condensed or omitted from the interim financial statements presented in this quarterly report on Form 10-Q. Accordingly, these financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.



2.   Earnings Per Share

                                                         Quarter ended March 31,
                                                -------------------------------------------
                                                       2000                    1999
                                                -------------------     -------------------
                                                   (in thousands, except per share data)
                                                -------------------------------------------
                                                 Basic      Diluted      Basic      Diluted
                                                -------     -------     -------     -------
Net income                                      $ 3,551     $ 3,551     $ 3,942     $ 3,942
                                                =======     =======     =======     =======
Computation of common and common
     Equivalent shares outstanding:
               Common Stock                      31,255      31,255      28,804      28,804
               Options                                -       2,586           -       2,528
                                                -------     -------     -------     -------
Common and common equivalent shares
     Used in computing per share amounts         31,255      33,841      28.804      31,332
                                                =======     =======     =======     =======
Net income per share                            $  0.11     $  0.10     $  0.14     $  0.13
                                                =======     =======     =======     =======


3.   Changes in Shareholders' Equity

Beginning balance at December 31, 1999                               $102,205
     Net income                                                         3,551
     Exercise of stock options                                          3,678
     Tax benefit from exercise of non-qualified stock options           5,128
     Reversal of unrealized gain on marketable securities                (582)
                                                                     --------
Ending balance at March 31, 2000                                     $113,980
                                                                     ========

                                AVT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


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

Sales of the Company's product by categories and amount are as follows:

                                                                Quarter Ended
                                                            ---------------------
                                                                  March 31,
                                                            ---------------------
                                                              2000          1999
                                                            -------       -------
                                                                (in thousands)
Document solutions.....................................     $18,817       $19,224
Advanced messaging and call center products............       5,244         7,982
Basic messaging products...............................         814         1,637
                                                            -------       -------
                                                            $24,875       $28,843
                                                            =======       =======

The Company's sales by country were as follows:

                                                                Quarter Ended
                                                            ---------------------
                                                                  March 31,
                                                            ---------------------
                                                              2000          1999
                                                            -------       -------
                                                                (in thousands)
United States.........................................       $20,445       $23,444
Canada................................................           743         1,233
United Kingdom........................................         1,363         1,076
Other.................................................         2,324         3,090
                                                             -------       -------
                                                             $24,875       $28,843
                                                             =======       =======


5.  Stock Buy-back Program

     In March of 2000 the Board of Directors authorized the Company to repurchase up to $10 million worth of its common stock. Through May 8, 2000 the Company had utilized a total of $6,696,000 to repurchase 642,200 shares.

                                AVT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


6.   Legal Proceedings

     On March 21, 2000 a class-action lawsuit was filed in the United States District Court for the Western District of Washington alleging that during the period January 20, 2000 through March 17, 2000, the Company and several officers and directors made or participated in misrepresentations about the Company's business and future prospects. Since the March 21 lawsuit was filed, additional lawsuits have been filed that are identical to the March 21 lawsuit, with the exception of the name of the plaintiff. Each lawsuit seeks unspecified damages on behalf of a proposed class of purchasers of the Company's stock during the specified period. The Company believes that the allegations of the lawsuits are without merit and intends to vigorously defend the actions.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company is a leading provider of business to business communication solutions for small, medium and enterprise-sized organizations. The Company provides flexible, cost-effective products that address the unified messaging, voice messaging, fax server, production fax and outsourced document delivery markets, and distributes these products primarily through independent distributors and value-added resellers. The Company's products run on off-the-shelf hardware, support Windows NT (with future support planned for Windows
2000), and interface with a wide variety of telephony and computer equipment. The Company also offers add-on modules and software upgrades that provide increased capacity and functionality.

     The Company's product lines include both telephony-oriented and computer-oriented products, and outsourced electronic document (e-document) delivery services. The Company's telephony-oriented product lines serve the messaging markets and focus on voice and call processing, unified messaging, and personal and workgroup call management. The Company's computer-oriented product lines target the fax server and production fax markets and focus on high-performance fax processing and unified messaging, as well as Internet, corporate intranet and phone-based information access. E-document delivery services target the outsource mass fax and email markets for time-critical business-to-business
(B2B) communications. These services include high-volume, instantaneous IP fax and email broadcast and merge offerings, fax reply and fax-on-demand applications as well as industry-specific services and custom workflow solutions for unique customer requirements.

     The Company sells its products primarily through an indirect channel of resellers and distributors, as well as through direct sales, OEM and private
label agreements.   The Company's telephony-oriented products include:
CallXpress, and CallXpress Enterprise, a multi-application, high capacity unified messaging platform and PhoneXpress, a full-featured advanced messaging system for small to medium-sized enterprises. The company's data oriented enhanced fax products include RightFAX and RightFAX Enterprise, the Company's LAN-based fax server lines for Windows NT, and the RightFAX Production System, a high-volume production-oriented server that enables fax and other forms of electronic transmission for electronic commerce applications. The Company's e-document delivery services, branded under the name MediaLinq, offer high-volume, simultaneous delivery of fax and email documents via the web, from desktop software or a fax machine.

     When used in this discussion, the words "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Factors which could affect the Company's financial results are described below under the heading "Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

Results of Operations

     Net sales. Net sales decreased 13.8% to $24,875,000 in the quarter ended March 31, 2000, from $28,843,000 in the comparable 1999 quarter. Sales of telephony and computer oriented products decreased 24%. Sales of low margin basic messaging CTG product lines approximated $800,000, a decrease of 50% when compared to the same quarter in 1999. This was in line with the Company's expectation that sales of the lower-margin basic messaging products would continue to be affected by price pressures from competitive offerings and
decline as a percentage of total sales.    International sales for the quarter
decreased 17.4% compared to the first quarter of 1999, and represented 17.8% of total net sales.

     Gross profit. Gross profit as a percentage of net sales improved to 65.5% in the quarter ended March 31, 2000, as compared to 64.7% in the comparable prior-year quarter, despite the low sales volume relative to the non-volume-related costs such as support and operations.

     Research and development. As a percentage of sales, research and development expenses for the current quarter increased to 9.9% compared with 9.1% of net sales in the comparable prior-year quarter. Research and development expenses decreased to $2,463,000 in the quarter ended March 31, 2000 from $2,621,000 in the comparable prior-year period .

     Sales, general and administrative. Sales, general and administrative expenses increased to $10,827,000 in the quarter ended March 31, 2000 from $10,277,000 in the comparable prior-year quarter, due primarily to increased personnel-related costs. Sales, general and administrative costs for the current quarter represented 43.5% of net sales, an increase from 35.6% in the comparable prior-year quarter.

     Operating income. Operating income for the quarter ended March 31, 2000 decreased to $2,991,000, or 12.0% of net sales, from $5,771,000, or 20.0% of net sales, in the comparable prior-year quarter primarily due to the lower sales volume.

     Other income, net. Net other income was $2,558,000 in the quarter ended March 31, 2000, as compared to $427,000 in the comparable prior-year quarter, due to a one-time $1,784,000 realized gain on the sale of a marketable security held for investment and increased interest income on investments.

     Income tax expense. The effective tax rate for the quarter ended March 31, 2000 and 1999 was 36.0% and 36.4% respectively, with income tax expense of $1,998,000 for the quarter ended March 31, 2000 and $2,256,000 in the comparable prior-year quarter.

     Net income. The Company recognized net income of $3,551,000 or $0.10 per diluted common share for the quarter ended March 31, 2000, as compared to $3,942,000 or $0.13 per diluted common share for the comparable prior-year quarter.

Liquidity and Capital Resources

     Cash provided by operating activities in the three months ended March 31, 2000 was $ 7.2 million due primarily to continuing profitable operations. The accounts receivable collection period was approximately 54 days at March 31, 2000 compared to 50 days in the comparable prior year period. Accounts receivable decreased from $20.3 million at December 31, 1999 to $15.8 million at March 31, 2000.

     In March of 2000 the Board of Directors authorized the use of up to $10 million to repurchase shares of the Company's common stock. As of May 8, 2000, a total of $6,696,000 had been utilized to repurchase 642,200 shares. Subject to market conditions, stock prices, and the company's cash position and requirements going forward, the Company intends to use the remaining funds to repurchase additional shares.

     In January of 2000 the Company announced the formation of AVT Capital LLC, a venture capital subsidiary of AVT Corporation. AVT Capital has been chartered to invest up to $25 million in emerging technologies that are strategic to accelerating the growth of AVT's core business. To date, AVT Capital has made no investment and expenditures have been insignificant. The Company intends AVT Capital to be fully operational in the second half of 2000 and intends to report this activity as a separate business segment when material.

     The Company expects that its current cash, cash flow from operations, and available bank line of credit will provide sufficient working capital for operations for the foreseeable future.

Impact of Year 2000 Issues

     Since January 1, 2000, the Company has not experienced any material disruptions as a result of the failure of computer systems or software products to be Year 2000 complaint. The Company believes it has taken the necessary steps regarding Year 2000 compliance with respect to matters within its control to ensure that the Year 2000 issue will not materially impact the Company in the future.

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

     Notwithstanding the steps we have taken with respect to matters within our control to ensure that our business would not be directly impacted in a material way by the failure of computer systems and software products to be Year 2000 compliant, we believe that our sales for the first quarter of 2000 have been indirectly affected by the Year 2000 issue. We believe that IT departments are either recovering from fatigue of implementing Year 2000 upgrades during 1999, or continuing to fight problems that have spilled over into 2000. In either event, our sales partners have reported that many potential AVT customers have delayed new purchase decisions until their schedules allow them to take on new
products.   As a result, our channel partners have reported that their new sales pipelines were at unusually low levels in January and February of 2000. We cannot be certain that this indirect impact of the Year 2000 problem will not continue into future quarters.

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

Risk Factors

     The following factors may materially adversely affect our business, financial condition or results of operations. In that event the trading price of our shares could decline and you may lose part or all of your investment, therefore, you should carefully consider the risks described below before making an investment decision.

Our operating results fluctuate from quarter to quarter, which could cause our operating results to fall below expectations of securities analysts and investors.

     We expect our operating results to fluctuate significantly from quarter to quarter in the future. Because of these fluctuations, our operating results for a particular quarter may fall below the expectations of securities analysts and investors. If this occurs, the trading price of our stock may decline. Such fluctuations could cause period-to-period comparisons to be less than meaningful. Numerous factors contribute to the unpredictability of our operating results, including

 .  the timing of customer orders;

 .  changes in our mix of products and distribution channels;

 .  the announcement or introduction of new products by us or our competitors;

 .  pricing pressures; and

 .  general economic conditions.

     Most of our software product revenue comes from current quarter orders and sales, of which a substantial portion, and sometimes a majority, occurs in the last month of each quarter. We do not maintain a large backlog of orders, and most of our distributors maintain little or no inventory. Order fulfillment cycles are typically short, and often as short as one to two days. Accordingly, the timing of customer orders can cause significant variations in quarterly results of operations. Because we sell our products to end-customers through various third parties such as telephone system manufacturers, value-added resellers, telephone interconnect dealers, and others, we are unable to project with certainty the actual orders, sales, and revenues these third parties will generate in a given quarter. The combination of these factors impairs and delays our ability to know when revenues and earnings will be higher or lower than expected. We base product development and other operating expenses on our expected revenues. Because our expenses are relatively fixed in the short term, we may be unable to adjust our spending in time to compensate for any unexpected shortfall in quarterly revenues.

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

We rely heavily on telephone system manufacturers, independent equipment dealers and value-added resellers.

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

A failure to establish and maintain strategic relationships could limit our ability to increase our sales.

      We also depend on relationships to introduce, market and distribute our products to potential customers to whom we might otherwise not have access. We currently have strategic relationships with Ericsson, NEC Corporation, Fujitsu Limited, Lotus Development Corporation, Xerox Corporation and others.

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

     In our industry, technology and customer demands change rapidly, and we and our competitors frequently introduce new products and features. To succeed, we must identify, develop and market new products, features and services that achieve broad market acceptance by satisfying those changing customer needs and keeping pace with those technological developments. To do this, we must spend substantial funds on product development. We regularly devote significant resources to technologies that we anticipate will be widely adopted. In addition, in the future, we intend to pursue new revenue streams by leveraging our expertise in voice and data communication to integrate these capabilities in unified messaging, among other possible areas. The market for unified messaging software is relatively new and as yet unproven. To be successful, we must, among other things, develop and market products and services that achieve broad market acceptance. We may not be able to develop new products or product enhancements on a timely basis. Even if we do, the market may not accept the new products or product enhancements that we develop.

Our market is highly competitive.

     The computer-telephony market is highly competitive. Moreover, we believe the competitive pressures we face are likely to intensify, particularly as our competitors make new offerings based on the Windows operating system. We may not have the financial resources, marketing, distribution and service capability, depth of key personnel or technological knowledge to continue to compete successfully in each of our markets.

     We believe the main competitive factors affecting our business are breadth and quality of application software, product integration, ability to respond to technological change, quality of a company's sales force, price, size of the installed base, level of customer support and professional services.

     In the telephony-oriented market for messaging systems, our principal competitors are independent suppliers such as the Octel Messaging Division of Lucent Technologies, Inc., Mitel Corporation, Active Voice Corporation, and Callware Technologies, Inc.

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

     In the market for LAN-based facsimile systems, our principal competitors are Omtool, Ltd., Optus Software, Inc., Esker, S.A. and Computer Associates International, Inc. Our fax server products also compete with vendors offering a range of alternative facsimile solutions, including operating systems containing facsimile and document transmission features, low-end fax modem products, desktop fax software, single-platform facsimile software products and customized proprietary software solutions. In the market for production facsimile systems, our principal competitors are Biscom, Inc., Esker, S.A. and Topcall International AG. In the market for document distribution products, our principal competitors include the Xpedite division of PTEK Holdings, Inc. and other telecommunications providers such as AT&T Corp., MCI WorldCom, Inc. and Cable & Wireless, Inc.

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

     In addition, the laws of some foreign countries are uncertain or do not protect intellectual property rights to the same extent as the United States. Moreover, we could be sued for patent infringement or other intellectual property violations in a foreign country where it could be very costly to defend such a lawsuit.

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

We depend on certain key employees.

     To succeed, we must attract and retain key personnel in engineering, research and development, marketing, sales, finance and administration. In particular, we depend to a significant degree on the efforts of our senior management team. Competition for skilled personnel is intense. When our stock price is lower than our employees' stock option price, it is particularly difficult to retain skilled personnel. The failure to recruit such personnel or the loss of the services of existing key persons in any functional area could adversely affect our current operations and new product development efforts. We do not maintain material key person life insurance.

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

     We use standard computer hardware for our products. Most of the components we use are readily available. However, only three domestic suppliers can provide voice processing circuit boards in the quantities we need. In addition, only two domestic suppliers can provide our facsimile processing circuit boards in the quantity we require. Historically, we have relied almost exclusively on Dialogic Corporation (now a part of Intel Corporation) for our voice cards, and on Dialogic and Brooktrout, Inc. for our fax cards. We rely on those suppliers primarily because of volume price discounts and the cost and effort required to develop software for an alternate voice or fax card. Significant delays, interruptions or reductions in our supply of voice or fax cards, or unfavorable changes to price and delivery terms could adversely affect our business.

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

     The Company maintains a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as "available for sale" securities. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2000, the fair value of the portfolio would decline by an immaterial amount. Because the Company has the current ability to hold its fixed income investments until maturity, it does not expect its operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on its securities portfolio.

     The Company has assets and liabilities denominated in certain foreign currencies related to the Company's international sales operations. The Company has not hedged its translation risk on these currencies as the Company has the current ability to hold its foreign-currency denominated assets indefinitely and does not expect that a sudden or significant change in foreign exchange rates would have a material impact on future net income or cash flows.

                        Part II.     OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

     On March 21, 2000 a class-action lawsuit was filed in the United States District Court for the Western District of Washington alleging that during the period January 20, 2000 through March 17, 2000, the Company and several officers and directors made or participated in misrepresentations about the Company's business and future prospects. Since the March 21 lawsuit was filed, additional lawsuits have been filed that are identical to the March 21 lawsuit, with the exception of the name of the plaintiff. Each lawsuit seeks unspecified damages on behalf of a proposed class of purchasers of the Company's stock during the specified period. The Company believes that the allegations of the lawsuits are without merit and intends to vigorously defend the actions.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               27.1 Financial Data Schedule for the three months ended March 31, 2000

          (b)  Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AVT Corporation
                              (Registrant)

  Date:   May 12, 2000        By:  /s/ Roger A. Fukai
                                   ------------------------
                                   Roger A. Fukai
                                   Executive Vice President,
                                   Chief Financial Officer

                                   Signing on behalf of registrant and
                                    as principal financial officer