Form 10-Q
period 2000-06-30
AVT CORP
filed 2000-08-11
CIK 931784

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ______________________

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                 for the quarterly period ended June 30, 2000


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




The number of outstanding shares of the Registrant's Common Stock as of July 26, 2000 was 30,593,344.

================================================================================

                                AVT CORPORATION

                                   FORM 10-Q
                      For the Quarter Ended June 30, 2000

                               Table of Contents


                                                                            Page
                                                                            ----
PART I.    Financial Information

           Item 1.  Financial Statements (unaudited).......................    3

           Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations....................    9

           Item 3.  Quantitative and Qualitative Disclosures about
                    Market Risk............................................   18

PART II.   Other Information

           Item 1.  Legal Proceedings......................................   19

           Item 4.  Submission of Matters to a Vote of Security Holders....   19

           Item 5.  Other Information......................................   19

           Item 6.  Exhibits and Reports on Form 8-K.......................   20

Signatures.................................................................   21

                        Part I.   FINANCIAL INFORMATION

Item 1.                       FINANCIAL STATEMENTS

                                AVT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                                                                      June 30,               December 31,
                                                                        2000                     1999
                                                                 -------------------      -------------------
                           ASSETS                                               (in thousands)
Current assets:
     Cash and cash equivalents                                              $ 29,044                 $ 23,923
     Short-term investments                                                   56,345                   51,095
     Accounts receivable, net                                                 14,056                   20,303
     Inventories                                                               5,419                    5,319
     Deferred and prepaid income taxes                                         4,624                    3,000
     Prepaid expenses and other                                                2,077                    2,089
                                                                 -------------------      -------------------
                         Total current assets                                111,565                  105,729

Notes receivable                                                                 296                        -
Equipment and leasehold improvements, net                                      6,390                    6,630
Intangibles, net                                                               5,006                    5,926
Deferred income taxes                                                          3,424                    3,424
                                                                 -------------------      -------------------
                                                                            $126,681                 $121,709
                                                                 ===================      ===================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                       $  5,430                 $  5,432
     Accrued compensation and benefits                                         5,146                    5,169
     Other accrued liabilities                                                 7,400                    7,579
     Federal income taxes payable                                                863                    1,324
                                                                 -------------------      -------------------
                         Total current liabilities                            18,839                   19,504
                                                                 -------------------      -------------------

Commitments and contingencies

Shareholders' equity:
     Preferred stock, par value $.01 per share, 2,000,000
        authorized; none outstanding                                               -                        -
     Common stock, par value $.01 per share, 120,000,000
        authorized; 30,593,344 and 30,637,054 shares
        outstanding, respectively, and additional paid-in capital             56,267                   55,811
     Retained earnings                                                        51,575                   45,812
     Other comprehensive income                                                    -                      582
                                                                 -------------------      -------------------
                         Total shareholders' equity                          107,842                  102,205
                                                                 -------------------      -------------------

                                                                            $126,681                 $121,709
                                                                 ===================      ===================

         See accompanying notes to consolidated financial statements.

                                AVT CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                                                          Quarter ended                         Six Months ended
                                                             June 30,                                June 30,
                                                   ---------------------------             ---------------------------
                                                     2000               1999                2000                1999
                                                   -------             -------             -------             -------
                                                                 (in thousands, except per share data)
Net sales                                          $25,240             $31,864             $50,115             $60,707
Cost of sales                                        8,548              11,322              17,142              21,496
                                                   -------             -------             -------             -------
          Gross profit                              16,692              20,542              32,973              39,211
Operating expenses:
     Research and development                        2,494               2,357               4,957               4,978
     Sales, general and administrative              11,724              11,073              22,551              21,350
     Non-recurring charges (2)                           -               2,388                   -               2,388
                                                   -------             -------             -------             -------
          Total operating expenses                  14,218              15,818              27,508              28,716
                                                   -------             -------             -------             -------
Operating income                                     2,474               4,724               5,465              10,495
Other income, net (1)                                  930                 384               3,486                 811
                                                   -------             -------             -------             -------
Income before income taxes                           3,404               5,108               8,951              11,306
Income tax expense                                   1,192               2,710               3,188               4,966
                                                   -------             -------             -------             -------
Net income                                         $ 2,212             $ 2,398             $ 5,763             $ 6,340
                                                   =======             =======             =======             =======

Basic earnings per common share                    $  0.07             $  0.08             $  0.19             $  0.22

Weighted average common shares outstanding          31,008              29,640              31,131              29,222

Diluted earnings per common share                  $  0.07             $  0.08             $  0.17             $  0.20

Weighted average common and common equivalent
 shares outstanding                                 31,884              31,934              33,111              31,424

(1) Six months ended June 30, 2000 includes a non-recurring gain of $1,784,000 realized from the sale of marketable securities held for investment.
(2) Non-recurring charges consist of merger-related costs incurred in the merger with MediaTel in April 1999.

         See accompanying notes to consolidated financial statements.

                                AVT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                                                              Six months ended
                                                                                   June 30,
                                                               -----------------------------------------------
                                                                        2000                      1999
                                                               ---------------------     ---------------------
                                                                                (in thousands)
Cash flows from operating activities:
     Net income                                                              $ 5,763                   $ 6,340
                                                               ---------------------     ---------------------
Adjustments to reconcile net income to net cash
         provided by operating activities:
     Depreciation and amortization                                             2,575                     2,250
     Deferred income taxes                                                      (580)                     (638)
     Gain on sale of marketable securities                                    (1,784)                        -
     Changes in current assets and liabilities:
         Accounts receivable                                                   6,247                      (887)
         Inventories                                                            (100)                      317
         Prepaid expenses and other assets                                        12                       158
         Accounts payable                                                         (2)                    1,003
         Accrued compensation and benefits                                       (23)                     (991)
         Other accrued liabilities                                              (179)                    1,727
         Federal income taxes payable                                          3,053                     4,436
                                                               ---------------------     ---------------------
               Net cash provided by operating activities                      14,982                    13,715
                                                               ---------------------     ---------------------
Cash flows from investing activities:
     Purchase of equipment and leasehold improvements                         (1,416)                   (1,874)
     Purchase of short-term investments, net                                  (5,570)                   (7,830)
     Proceeds from sale of marketable securities                               2,101                         -
     Purchase of intangibles and other long-term assets                         (296)                      (18)
                                                               ---------------------     ---------------------
               Net cash used by investing activities                          (5,181)                   (9,722)
                                                               ---------------------     ---------------------
Cash flows from financing activities:
     Repurchase of common stock                                               (9,699)                        -
     Proceeds from exercise of stock options                                   5,019                     2,973
                                                               ---------------------     ---------------------
               Net cash (used) provided by financing
                activities                                                    (4,680)                    2,973
                                                               ---------------------     ---------------------
Net increase in cash and cash equivalents                                      5,121                     6,966

Cash and cash equivalents at beginning of period                              23,923                    14,466
                                                               ---------------------     ---------------------
Cash and cash equivalents at end of period                                   $29,044                   $21,432
                                                               =====================     =====================

Supplementary disclosures of cash flows:

     Cash paid for income taxes                                              $   205                   $ 1,338

         See accompanying notes to consolidated financial statements.

                                AVT CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


1.   Interim Financial Statements

     The accompanying consolidated financial statements of AVT Corporation and subsidiaries (the Company) are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three and six-month periods ended June 30, 2000 are not necessarily indicative of future financial results.

     Certain notes and other information have been condensed or omitted from the interim financial statements presented in this quarterly report on Form 10-Q. Accordingly, these financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.   Earnings Per Share

                                                                                 Quarter ended June 30,
                                                             ------------------------------------------------------------
                                                                        2000                              1999
                                                             --------------------------        --------------------------
                                                                        (in thousands, except per share data)
                                                             ------------------------------------------------------------
                                                               Basic           Diluted           Basic           Diluted
                                                             ---------        ---------        ---------        ---------
Net income                                                     $ 2,212          $ 2,212          $ 2,398          $ 2,398
                                                             =========        =========        =========        =========

Computation of common and common
     Equivalent shares outstanding:
               Common Stock                                     31,008           31,008           29,640           29,640
               Options                                               -              876                -            2,294
                                                             ---------        ---------        ---------        ---------

Common and common equivalent shares
     Used in computing per share amounts                        31,088           31,884           29,640           31,934
                                                             =========        =========        =========        =========
Net income per share                                           $  0.07          $  0.07          $  0.08          $  0.08
                                                             =========        =========        =========        =========
                                                                               Six months ended June 30,
                                                             ------------------------------------------------------------
                                                                        2000                              1999
                                                             --------------------------        --------------------------
                                                                        (in thousands, except per share data)
                                                             ------------------------------------------------------------
                                                               Basic           Diluted           Basic           Diluted
                                                             ---------        ---------        ---------        ---------
Net income                                                     $ 5,763          $ 5,763          $ 6,340          $ 6,340
                                                             =========        =========        =========        =========

Computation of common and common
     Equivalent shares outstanding:
               Common Stock                                     31,131           31,131           29,222           29,222
               Options                                               -            1,980                -            2,202
                                                             ---------        ---------        ---------        ---------

Common and common equivalent shares
     Used in computing per share amounts                        31,131           33,111           29,222           31,424
                                                             =========        =========        =========        =========
Net income per share                                           $  0.19          $  0.17          $  0.22          $  0.20
                                                             =========        =========        =========        =========

                                AVT CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


3.   Changes in Shareholders' Equity

Beginning balance at December 31, 1999                                                            $102,205
     Net income                                                                                      5,763
     Exercise of stock options                                                                       5,019
     Tax benefit from exercise of non-qualified stock options                                        5,136
      Stock buyback                                                                                 (9,699)
     Reclassification of unrealized gain on marketable securities upon sale                           (582)
                                                                                      --------------------
Ending balance at June 30, 2000                                                                   $107,842
                                                                                      ====================


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

Sales of the Company's product by categories and amount are as follows:

                                                                         Quarter ended             Six months ended
                                                                         -------------             ----------------
                                                                           June 30,                    June 30,
                                                                           --------                    --------
                                                                       2000         1999           2000         1999
                                                                     -------       -------       -------       -------
                                                                                     (in thousands)
Document solutions.......................................            $18,491       $21,591       $37,308       $40,815
Advanced messaging.......................................              6,019         8,679        11,263        16,661
Basic messaging products.................................                730         1,594         1,544         3,231
                                                                     -------       -------       -------       -------
                                                                     $25,240       $31,864       $50,115       $60,707
                                                                     =======       =======       =======       =======


The Company's sales by country were as follows:

                                                                         Quarter ended             Six months ended
                                                                         -------------             ----------------
                                                                           June 30,                    June 30,
                                                                           --------                    --------
                                                                       2000         1999           2000         1999
                                                                     -------       -------       -------       -------
                                                                                     (in thousands)
United States............................................            $20,239       $26,184       $40,684       $49,628
Canada...................................................                763         1,079         1,506         2,312
United Kingdom...........................................              1,588         1,039         2,951         2,115
Other....................................................              2,650         3,562         4,974         6,652
                                                                     -------       -------       -------       -------
                                                                     $25,240       $31,864       $50,115       $60,707
                                                                     =======       =======       =======       =======

                                AVT CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


5.   Stock Buy-back Program

     In March of 2000 the Board of Directors authorized the Company to repurchase up to $10 million worth of its common stock. Through June 30, 2000 the Company had expended a total of $9,699,000 to repurchase 1,007,700 shares. The purchase of an additional 50,000 shares was executed prior to June 30, 2000 but funded subsequent to quarter end, utilizing the remaining authorized funds.

     On August 10, 2000 the Board of Directors authorized the Company to repurchase up to an additional $15 million worth of its common stock. The program will be ongoing and the timing and size of repurchases are subject to market conditions, stock prices and AVT's cash position and requirements going forward. As of the date of this filing none of these funds had been utilized.


6.   Legal Proceedings

     As described in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, on March 21, 2000 a class-action lawsuit was filed in the United States District Court for the Western District of Washington alleging that during the period January 20, 2000 through March 17, 2000, the Company and several officers and directors made or participated in misrepresentations about the Company's business and future prospects. Since the March 21 lawsuit was filed, additional lawsuits have been filed that are identical to the March 21 lawsuit, with the exception of the name of the plaintiff. During the quarter ended June 30, 2000 the court approved appointment of three plaintiffs to act as Lead Plaintiffs and consolidated all lawsuits into a single action, which seeks unspecified damages on behalf of a proposed class of purchasers of the Company's stock during the specified period. The Company believes that the allegations of the lawsuits are without merit and intends to vigorously defend the actions. The Company has filed a motion to dismiss the lawsuit for failing to meet applicable legal standards. Plaintiffs have filed a Consolidated Amended Complaint ("CAC"), and the Company intends to file a motion to dismiss the CAC as legally inadequate in the near future.

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

     The Company is a leading provider of business to business communication solutions for small, medium and enterprise-sized organizations. The Company provides flexible, cost-effective products that address the unified messaging, voice messaging, fax server, production fax and outsourced document delivery markets, and distributes these products primarily through independent distributors and value-added resellers. The Company's products run on off-the-shelf hardware, support Windows NT and Windows 2000; and interface with a wide variety of telephony and computer equipment. The Company also offers add-on modules and software upgrades that provide increased capacity and functionality.

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

     The Company sells its products primarily through an indirect channel of resellers and distributors, as well as through direct sales, OEM and private
label agreements.   The Company's telephony-oriented products include:
CallXpress, and CallXpress Enterprise, a multi-application, high capacity unified messaging platform and PhoneXpress, a full-featured advanced messaging system for small to medium-sized enterprises. The company's data oriented enhanced fax products include RightFAX and RightFAX Enterprise, the Company's LAN-based fax server lines for Windows NT / Windows 2000, and the RightFAX Production System, a high-volume production-oriented server that enables fax and other forms of electronic transmission for electronic commerce applications. The Company's e-document delivery services, branded under the name MediaLinq, offer high-volume, simultaneous delivery of fax and email documents via the web, from desktop software or a fax machine.

      When used in this discussion, the words "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Factors which could affect the Company's financial results are described below under the heading "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

Results of Operations

     Net sales. Net sales decreased 20.8% to $25,240,000 in the quarter ended June 30, 2000, from $31,864,000 in the comparable 1999 quarter. Sales of telephony and computer oriented products decreased 19%. Sales of low margin basic messaging CTG product lines approximated $730,000, a decrease of 54% when compared to the same quarter in 1999. This was in line with the Company's expectation that sales of the lower-margin basic messaging products would continue to be affected by price pressures from competitive offerings and decline as a percentage of total sales. International sales for the quarter decreased 12.0% compared to the first quarter of 1999, and represented 19.8% of total net sales.

     For the six months ended June 30, 2000, net sales decreased 17.4% to $50,115,000 from $60,707,000 in the comparable prior-year period. Sales of telephony and computer oriented products decreased 15.5%. International sales decreased 14.8% from the prior year six-month total and represented 18.9% of total net sales.

     Gross profit. Gross profit as a percentage of net sales improved to 66.1% in the quarter ended June 30, 2000, as compared to 64.5% in the comparable prior-year quarter. The increase in gross profit as a percentage of sales reflects the greater contribution from software and kit sales verses full system sales primarily from the CTG product lines.

     For the six months ended June 30, 2000, gross profit as a percentage of sales increased to 65.8% from 64.6% in the comparable prior year period.

     Research and development. As a percentage of sales, research and development expenses for the current quarter increased to 9.9% compared with 7.4% of net sales in the comparable prior-year quarter. Research and development expenses increased to $2,494,000 in the quarter ended June 30, 2000 from $2,357,000 in the comparable prior-year period.

     For the six months ended June 30, 2000, research and development expenses decreased from $4,978,000 in the six months ended June 30, 1999 to $4,957,000 in the current period. As a percentage of net sales, research and development represented 9.9% for the six months ended June 30, 2000, as compared to 8.2% in the comparable prior-year period.

     Sales, general and administrative. Sales, general and administrative expenses increased to $11,724,000 in the quarter ended June 30, 2000 from $11,073,000 in the comparable prior-year quarter, due primarily to increased personnel-related costs as the company continues to invest in an enterprise level sales force and support structure. Sales, general and administrative costs for the current quarter represented 46.5% of net sales, an increase from 34.8% in the comparable prior-year quarter.

     For the six months ended June 30, 2000, sales, general and administrative expenses increased to $22,551,000 from $21,350,000 in the comparable prior-year period. As a percentage of sales, general and administrative expenses were 45.0% and 35.2% of net sales for the six-month periods ending June 30, 2000 and 1999, respectively.

     Operating income. Operating income for the quarter ended June 30, 2000 decreased to $2,474,000, or 9.8% of net sales, from $4,724,000, or 14.8% of net sales, in the comparable prior-year quarter primarily due to the lower sales volume. In the second quarter of 1999, the Company wrote off costs of $2,388,000 related to the merger with MediaTel in April 1999. Excluding this non-recurring charge, operating income for the second quarter of 1999 was $7,112,000 or 22.3% of net sales.

     For the six months ended June 30, 2000, operating income decreased to $5,465,000 or 10.9% of net sales from $10,495,000 or 17.3% of net sales in the comparable prior-year period. Excluding the non-recurring charge in the second quarter of 1999 discussed above, the operating income for the six-month period ending June 30, 1999 would have been $12,883,000 or 21.2% of net sales.

     Other income, net. Net other income was $930,000 in the quarter ended June 30, 2000, as compared to $384,000 in the comparable prior-year quarter.

     For the six months ended June 30, 2000, other income was $3,486,000 compared to $811,000 in the comparable prior-year period due to a first quarter one-time realized gain of $1,784,000 on the sale of a marketable security held for investment.

     Income tax expense. The effective tax rate for the quarter ended June 30, 2000 and 1999 was 35.0% and 53.1% respectively, with income tax expense of $1,192,000 for the quarter ended June 30, 2000 and $2,710,000 in the comparable prior-year quarter. The tax expense for the second quarter of 1999 reflects the expected non-deductibility of the $2,388,000 in merger-related costs associated with the merger with MediaTel in April 1999.

     Income tax expense for the six-month periods ended June 30, 2000 and 1999 was $3,188,000 and $4,966,000, respectively.

     Net income. The Company recognized net income of $2,212,000 or $0.07 per diluted common share for the quarter ended June 30, 2000, as compared to $2,398,000 or $0.08 per diluted common share for the comparable prior-year quarter. Excluding the non-recurring charge in the second quarter of 1999, net income would have been $4,786,000 or $0.15 per diluted common share for the period.

     As a result of the 2000 first quarter and the 1999 second quarter non-recurring items discussed above, the Company recognized net income for the six months ended June 30, 2000 of $5,763,000 compared to $6,340,000 in the comparable 1999 period. Excluding these non-recurring items, net income for the first six months of 2000 would have been $4,621,000 or $0.14 per diluted common share as compared to $8,728,000 or $0.28 per diluted common share in the comparable prior-year period.

Liquidity and Capital Resources

     Cash provided by operating activities in the six months ended June 30, 2000 was $15.0 million due primarily to continuing profitable operations and collections on accounts receivable as compared to $13.7 million in the comparable prior-year period. The accounts receivable collection period was approximately 45 days at June 30, 2000. Accounts receivable decreased from $20.3 million at December 31, 1999 to $14.1 million at June 30, 2000.

     In March of 2000 the Board of Directors authorized the use of up to $10 million to repurchase shares of the Company's common stock. As of June 30, 2000, the program was substantially complete with a total of $9,699,000 having been utilized to repurchase 1,007,700 shares. The purchase of an additional 50,000 shares was executed prior to June 30, 2000 but funded subsequent to quarter end, utilizing the remaining authorized funds.

     On August 10, 2000 the Board of Directors authorized the Company to repurchase up to an additional $15 million worth of its common stock. The program will be ongoing and the timing and size of repurchases are subject to market conditions, stock prices and AVT's cash position and requirements going forward. As of the date of this filing none of these funds had been utilized.

     In January of 2000 the Company announced the formation of AVT Capital LLC, a venture capital subsidiary of AVT Corporation. AVT Capital has been chartered to invest up to $25 million in emerging technologies that are strategic to accelerating the growth of AVT's core business. To date, AVT Capital has made no investment and expenditures have been insignificant. Subsequent to quarter end, the formal launch of AVT Capital as a stand-alone effort has been delayed.

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

     Notwithstanding the steps we have taken with respect to matters within our control to ensure that our business would not be directly impacted in a material way by the failure of computer systems and software products to be Year 2000 compliant, we believe that our sales for the first six months of 2000 have been indirectly affected by the Year 2000 issue. For the six months ended June 30, 2000 the Company's business has been adversely affected by an industry wide slowdown in the business telephone equipment marketplace relating to Y2K. The indirect impact of the Year 2000 in reducing sales in the business telephone equipment marketplace may continue into future quarters.

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

In the telephony-oriented market for messaging systems, our principal competitors are independent suppliers such as the Octel Messaging Division of Lucent Technologies, Inc. (now Avaya), Mitel Corporation, Active Voice Corporation, and Callware Technologies, Inc.

In addition to independent suppliers of computer-telephony solutions, we also compete with private branch exchange and key telephone systems manufacturers. Those manufacturers offer integrated voice messaging systems, unified messaging systems and automatic call distribution systems of their own design or under various OEM agreements. Competitors in this category include Lucent Technologies, Inc. (now Avaya), Nortel Networks Corporation, Siemens Business Communication Systems, Inc., Mitel Corporation and NEC America, Inc.

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

Further acceptance of open systems architectures and the development of industry standards in the call processing market may eliminate some of the technical barriers to entry, allowing additional competitors to enter the market. Many of our existing competitors have larger customer and installed bases and substantially greater technical, financial and marketing resources than we do. In addition, some of our competitors have a marketing advantage because they can sell their call processing equipment or facsimile solutions as part of their broader product offerings. Recently we believe our business has been, and may continue to be, adversely affected by the introduction of next generation IP PBX switches as potential customers delay purchasing decisions as they evaluate these new product offerings. We expect our competitors will continue to offer improved product technologies and capabilities. The availability of these products could cause sales of our existing products to decline. For these reasons, we may be unable to compete successfully against our current and future competitors.

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

     The Company maintains a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as "available for sale" securities. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2000, the fair value of the portfolio would decline by an immaterial amount. Because the Company has the current ability to hold its fixed income investments until maturity, it does not expect its operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on its securities portfolio.

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

                         Part II.   OTHER INFORMATION


Item 1.  Legal Proceedings

     As described in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, on March 21, 2000 a class-action lawsuit was filed in the United States District Court for the Western District of Washington alleging that during the period January 20, 2000 through March 17, 2000, the Company and several officers and directors made or participated in misrepresentations about the Company's business and future prospects. Since the March 21 lawsuit was filed, additional lawsuits have been filed that are identical to the March 21 lawsuit, with the exception of the name of the plaintiff. During the quarter ended June 30, 2000 the court approved appointment of three plaintiffs to act as Lead Plaintiffs and consolidated all lawsuits into a single action, which seeks unspecified damages on behalf of a proposed class of purchasers of the Company's stock during the specified period. The Company believes that the allegations of the lawsuits are without merit and intends to vigorously defend the actions. The Company has filed a motion to dismiss the lawsuit for failing to meet applicable legal standards. Plaintiffs have filed a Consolidated Amended Complaint ("CAC"), and the Company intends to file a motion to dismiss the CAC as legally inadequate in the near future.


Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of AVT Corporation was held on May 9, 2000. A total of 28,395,084 shares of the Company's common stock were represented in person or by proxy at the meeting, which comprised 89.93% of the total number of shares of the Company's common stock outstanding on March 20, 2000, the record date for the meeting.

     At the meeting James S. Campbell was re-elected to serve as a director of the Company for a term of three years until the Company's Annual Meeting of Shareholders in 2003. The vote was as follows:

                                      For           Withheld
          James S. Campbell        27,779,723        615,361

     Approved at the meeting was a proposed amendment to the 1989 Restated Stock Option Plan to increase the number of shares available for grant by 1,500,000 to a total of 12,900,000 shares. The proposal received the following votes:

              For                     Against              Abstain
           14,653,843                13,681,541             59,900


Item 5.  Other Information

     On July 20, 2000, the company announced the retirement of Richard J. LaPorte as President and Chief Executive Officer. Mr. LaPorte will continue as Chairman of the AVT Board of Directors and will be actively involved in various company initiatives, including the ongoing search for a permanent chief executive officer. Roger A. Fukai, formerly AVT's Chief Financial Officer, was named the Company's President and CEO on an interim basis, until a permanent chief executive is hired. On July 20, 2000, the Company also announced the promotion of Jeffrey B. deCillia to Executive Vice President and Chief Financial Officer, replacing Mr. Fukai in that role. Mr. deCillia, who joined the Company in 1999, was previously the Company's Senior Vice President of Finance and Administration.

     Under the SEC's proxy rules, shareholder proposals that meet certain conditions may be included in the Company's proxy statement and form of proxy for a particular annual meeting. Shareholders that intend to present a proposal at the Company's 2001 annual meeting must give notice of the proposal to the Company no later than December 11, 2000 to be considered for inclusion in the proxy statement and form of proxy relating to that meeting. Shareholders that intend to present a proposal that will not be included in the proxy statement and form of proxy must give notice of the proposal to the Company no fewer than 60 days and no more than 90 days prior to the date of the 2001 annual meeting. Receipt by the Company of any such proposal from a qualified shareholder in a timely manner will not guarantee its inclusion in the Company's proxy materials or its presentation at the 2001 annual meeting because there are other requirements in the proxy rules.

     Pursuant to Rule 14a-4 under the Securities Exchange Act of 1934, as amended, the Company intends to retain discretionary authority to vote proxies with respect to shareholder proposals for which the proponent does not seek inclusion of the proposed matter in the Company's proxy statement for our 2001 annual meeting, except in circumstances where (a) the Company receives notice of the proposed matter no earlier than February 8, 2001 and no later than March 12, 2001 and (b) the proponent complies with the other requirements set forth in Rule 14a-4.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              27.1  Financial Data Schedule for the six months ended June 30,
                    2000

         (b)  Reports on Form 8-K
              The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AVT Corporation
                              (Registrant)

  Date:   August 11, 2000     By:   /s/ Jeffrey B. deCillia
                                    -----------------------------
                                    Jeffrey B. deCillia
                                    Executive Vice President,
                                    Chief Financial Officer

                                    Signing on behalf of registrant and
                                      as principal financial officer