Form 10-Q
period 2000-09-30
AVT CORP
filed 2000-11-13
CIK 931784

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ----------------------

                                   FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
               for the quarterly period ended September 30, 2000



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

                                Yes  X     No
                                   -----     -----



The number of outstanding shares of the Registrant's Common Stock as of October 28, 2000 was 30,697,543.

================================================================================

                                AVT CORPORATION

                                   FORM 10-Q
                   For the Quarter Ended September 30, 2000


                               Table of Contents


                                                                                     Page
                                                                                     ----
PART I.   Financial Information

          Item 1.  Financial Statements (unaudited)..................................   3

          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.........................................   9

          Item 3.  Quantitative and Qualitative Disclosures about Market Risk........  17

PART II.  Other Information

          Item 1.  Legal Proceedings.................................................  18

          Item 5.  Other Information.................................................  18

          Item 6.  Exhibits and Reports on Form 8-K..................................  19

Signatures...........................................................................  20

                        Part I.  FINANCIAL INFORMATION


Item 1.                      FINANCIAL STATEMENTS

                                AVT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)


                                                               September 30,       December 31,
                                                                   2000               1999
                                                               -------------       ------------
                            ASSETS                                      (in thousands)
Current assets:
     Cash and cash equivalents                                   $ 33,907            $ 23,923
     Short-term investments                                        52,783              51,095
     Accounts receivable, net                                      15,049              20,303
     Inventories                                                    5,642               5,319
     Deferred and prepaid income taxes                              4,645               3,000
     Prepaid expenses and other                                     1,923               2,089
                                                               -----------         ------------
          Total current assets                                    113,949             105,729

Equipment and leasehold improvements, net                           6,123               6,630
Intangibles, net and other long-term assets                         5,420               5,926
Deferred income taxes                                               3,424               3,424
                                                               -----------         ------------
                                                                 $128,916            $121,709
                                                               ===========         ============

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                            $  4,364            $  5,432
     Accrued compensation and benefits                              4,432               5,169
     Other accrued liabilities                                      8,437               7,579
     Federal income taxes payable                                   1,689               1,324
                                                               -----------         ------------
          Total current liabilities                                18,922              19,504
                                                               -----------         ------------

Commitments and contingencies

Shareholders' equity:
     Preferred stock, par value $.01 per share,
       2,000,000 authorized; none outstanding                           -                   -
     Common stock, par value $.01 per share,
       120,000,000 authorized; 30,696,560 and
       30,637,054 shares outstanding, respectively,
       and additional paid-in capital                              56,125              55,811
     Retained earnings                                             53,869              45,812
     Other comprehensive income                                         -                 582
                                                               -----------         ------------
          Total shareholders' equity                              109,994             102,205
                                                               -----------         ------------
                                                                 $128,916            $121,709
                                                               ===========         ============

         See accompanying notes to consolidated financial statements.

                                AVT CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)


                                                   Quarter ended             Nine Months ended
                                                   September 30,               September 30,
                                               ---------------------       ---------------------
                                                2000          1999          2000          1999
                                               -------       -------       -------       -------
                                                     (in thousands, except per share data)
Net sales                                      $25,412       $33,247       $75,527       $93,954
Cost of sales                                    8,228        11,558        25,368        33,054
                                               -------       -------       -------       -------
          Gross profit                          17,184        21,689        50,159        60,900
Operating expenses:
     Research and development                    2,541         2,565         7,498         7,543
     Sales, general and administrative          12,066        11,151        34,617        32,500
     Non-recurring charges (2)                       -             -             -         2,388
                                               -------       -------       -------       -------
          Total operating expenses              14,607        13,716        42,115        42,431
                                               -------       -------       -------       -------
Operating income                                 2,577         7,973         8,044        18,469
Other income, net (1)                              951           512         4,436         1,323
                                               -------       -------       -------       -------
Income before income taxes                       3,528         8,485        12,480        19,792
Income tax expense                               1,235         3,100         4,423         8,067
                                               -------       -------       -------       -------
Net income                                     $ 2,293       $ 5,385       $ 8,057       $11,725
                                               =======       =======       =======       =======

Basic earnings per common share                $  0.07       $  0.18       $  0.26       $  0.40

Weighted average common shares outstanding      30,666        30,176        30,976        29,540

Diluted earnings per common share              $  0.07       $  0.16       $  0.25       $  0.37

Weighted average common and common
  equivalent shares outstanding                 31,119        32,726        32,260        31,772

(1) Nine months ended September 30, 2000 includes a non-recurring gain of $1,784,000 realized from the sale of marketable securities held for investment.
(2) Non-recurring charges consist of merger-related costs incurred in the merger with MediaTel in April 1999.

         See accompanying notes to consolidated financial statements.

                                AVT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                                                        Nine months ended
                                                                           September 30,
                                                                     ------------------------
                                                                       2000            1999
                                                                     --------        --------
                                                                          (in thousands)
Cash flows from operating activities:
     Net income                                                      $  8,057        $ 11,725
                                                                     --------        --------
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                      3,797           3,477
     Deferred income taxes                                               (375)         (1,031)
     Stock option income tax benefit                                    5,211           4,704
     Gain on sale of marketable securities                             (1,784)              -
     Changes in current assets and liabilities:
          Accounts receivable                                           5,254          (1,718)
          Inventories                                                    (323)          1,070
          Prepaid expenses and other assets                               166             191
          Accounts payable                                             (1,068)            379
          Accrued compensation and benefits                              (737)           (469)
          Other accrued liabilities                                       858           1,438
          Federal income taxes payable                                 (1,484)          1,217
                                                                     --------        --------
               Net cash provided by operating activities               17,572          20,983
                                                                     --------        --------
Cash flows from investing activities:
     Purchase of equipment and leasehold improvements                  (1,941)         (3,004)
     Purchase of short-term investments, net                           (2,008)        (14,049)
     Proceeds from sale of marketable securities                        2,101               -
     Purchase of intangibles and changes in other
       long-term assets                                                  (843)            (68)
                                                                     --------        --------
               Net cash used by investing activities                   (2,691)        (17,121)
                                                                     --------        --------
Cash flows from financing activities:
     Repurchase of common stock                                       (10,265)              -
     Proceeds from exercise of stock options                            5,368           5,307
                                                                     --------        --------
               Net cash (used) provided by financing
                 activities                                            (4,897)          5,307
                                                                     --------        --------
Net increase in cash and cash equivalents                               9,984           9,169

Cash and cash equivalents at beginning of period                       23,923          14,466
                                                                     --------        --------
Cash and cash equivalents at end of period                           $ 33,907        $ 23,635
                                                                     ========        ========

Supplementary disclosures of cash flows:
     Cash paid for income taxes                                      $    367        $  3,177

          See accompanying notes to consolidated financial statements.

                                AVT CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


1.   Interim Financial Statements

     The accompanying consolidated financial statements of AVT Corporation and subsidiaries (the Company) are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of future financial results.

     Certain notes and other information have been condensed or omitted from the interim financial statements presented in this quarterly report on Form 10-Q. Accordingly, these financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.   Earnings Per Share

                                                                     Quarter ended September 30,
                                                      ---------------------------------------------------------
                                                               2000                              1999
                                                      -----------------------          ------------------------
                                                      Basic           Diluted           Basic           Diluted
                                                     -------          -------          -------          -------
                                                                (in thousands, except per share data)
Net income                                           $ 2,293          $ 2,293          $ 5,385          $ 5,385
                                                     =======          =======          =======          =======
Computation of common and common
     Equivalent shares outstanding:
          Common Stock                                30,666           30,666           30,176           30,176
          Options                                          -              453                -            2,550
                                                     -------          -------          -------          -------

Common and common equivalent shares
  Used in computing per share amounts                 30,666           31,119           30,176           32,726
                                                     =======          =======          =======          =======
Net income per share                                 $  0.07          $  0.07          $  0.18          $  0.16
                                                     =======          =======          =======          =======

                                                                  Nine months ended September 30,
                                                     ----------------------------------------------------------
                                                              2000                              1999
                                                     ------------------------          ------------------------
                                                      Basic           Diluted           Basic           Diluted
                                                     -------          -------          -------          -------
                                                                (in thousands, except per share data)
Net income                                           $ 8,057          $ 8,057          $11,725          $11,725
                                                     =======          =======          =======          =======
Computation of common and common
     Equivalent shares outstanding:
          Common Stock                                30,976           30,976           29,540           29,540
          Options                                          -            1,284                -            2,232
                                                     -------          -------          -------          -------

Common and common equivalent shares
  Used in computing per share amounts                 30,976           32,260           29,540           31,772
                                                     =======          =======          =======          =======
Net income per share                                 $  0.26          $  0.25          $  0.40          $  0.37
                                                     =======          =======          =======          =======

                                AVT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

3.   Changes in Shareholders' Equity

Beginning balance at December 31, 1999                                                $102,205
     Net income                                                                          8,057
     Exercise of stock options                                                           5,368
     Tax benefit from exercise of non-qualified stock options                            5,211
     Stock buyback                                                                     (10,265)
     Reclassification of unrealized gain on marketable securities upon sale               (582)
                                                                                  ------------
Ending balance at September 30, 2000                                                  $109,994
                                                                                  ============

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

Sales of the Company's product by categories and amount are as follows:

                                                                      Quarter ended             Nine months ended
                                                                      September 30,               September 30,
                                                               ---------------------------  --------------------------
                                                                    2000          1999          2000          1999
                                                               -------------  ------------  ------------  ------------
                                                                                     (in thousands)
Document solutions.......................................            $18,977       $21,274       $56,285       $62,088
Advanced messaging.......................................              5,783        10,458        17,046        27,120
Basic messaging products.................................                652         1,515         2,196         4,746
                                                                     -------       -------       -------       -------
                                                                     $25,412       $33,247       $75,527       $93,954
                                                                     =======       =======       =======       =======

The Company's sales by country were as follows:

                                                                      Quarter ended             Nine months ended
                                                                      September 30,               September 30,
                                                               ---------------------------  --------------------------
                                                                    2000          1999          2000          1999
                                                               -------------  ------------  ------------  ------------
                                                                                     (in thousands)

United States............................................            $20,618       $27,431       $61,302       $77,334
Canada...................................................                783           591         2,289         2,903
United Kingdom...........................................              1,637         1,528         4,588         3,643
Other....................................................              2,374         3,697         7,348        10,074
                                                                     -------       -------       -------       -------
                                                                     $25,412       $33,247       $75,527       $93,954
                                                                     =======       =======       =======       =======

                                AVT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

5.   Stock Buy-back Program

     On August 10, 2000 the Board of Directors authorized the Company to repurchase up to $15 million worth of its common stock. As of September 30, 2000 approximately $200,000 of the authorized funds had been expended to repurchase approximately 35,000 shares. The program is ongoing, although the timing and size of repurchases, if any, are subject to market conditions, stock prices and AVT's cash position and requirements going forward.


6.  Legal Proceedings

    As described in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, on March 21, 2000 a class-action lawsuit was filed in the United States District Court for the Western District of Washington alleging that during the period January 20, 2000 through March 17, 2000, the Company and several officers and directors made or participated in misrepresentations about the impact of Y2K and competition on the Company's ability to achieve revenue expectations for the first quarter of 2000. Additional lawsuits were then filed that were identical to the March 21 lawsuit, with the exception of the name of the plaintiff. During the quarter ended September 30, 2000 the court approved appointment of three plaintiffs to act as Lead Plaintiffs and consolidated all lawsuits into a single action, which seeks unspecified damages on behalf of a proposed class of purchasers of the Company's stock during the specified period. No class has been certified. The Plaintiffs filed a Consolidated Amended Complaint ("CAC") on July 28, 2000, and the Company filed a motion to dismiss the CAC on the ground that it fails to meet the legal standards of the Private Securities Litigation Reform Act of 1995. The motion will be fully briefed by all parties and submitted for consideration by the court in November 2000. The Company believes that the allegations of the lawsuits are without merit and intends to vigorously defend the actions.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

     The Company is a leading provider of business to business communication solutions for small, medium and enterprise-sized organizations. The Company provides flexible, cost-effective products that address the unified messaging, voice messaging, fax server, production fax and outsourced document delivery markets, and distributes these products primarily through independent distributors, value-added resellers and OEM's. The Company's products run on off-the-shelf hardware, support Windows NT and Windows 2000; and interface with a wide variety of telephony and computer equipment. The Company also offers add-on modules and software upgrades that provide increased capacity and functionality.

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

Results of Operations

     Net sales. Net sales decreased 23.6% to $25,412,000 in the quarter ended September 30, 2000, from $33,247,000 in the comparable 1999 quarter. Sales of telephony products decreased 46.3% while sales of document solutions products decreased 10.8% during the period. Sales of low margin basic messaging CTG product lines approximated $652,000, a decrease of 57% when compared to the same quarter in 1999. This was in line with the Company's expectation that sales of the lower-margin basic messaging products would continue to be affected by price pressures from competitive offerings and decline as a percentage of total sales. International sales for the quarter decreased 17.8% compared to the third quarter of 1999, and represented 18.9% of total net sales.

     For the nine months ended September 30, 2000, net sales decreased 19.6% to $75,527,000 from $93,954,000 in the comparable prior-year period. Sales of telephony products decreased 39.6% while documents solutions products decreased 9.3% during the period. International sales decreased 14.4% from the prior year nine-month total and represented 18.8% of total net sales.

     Gross profit. Gross profit as a percentage of net sales improved to 67.6% in the quarter ended September 30, 2000, as compared to 65.2% in the comparable prior-year quarter. The increase in gross profit as a percentage of sales reflects the greater contribution from software and kit sales verses full system sales primarily from the CTG product lines.

     For the nine months ended September 30, 2000, gross profit as a percentage of sales increased to 66.4% from 64.8% in the comparable prior year period.

     Research and development. As a percentage of sales, research and development expenses for the current quarter increased to 10% compared with 7.7% of net sales in the comparable prior-year quarter. This percentage increase is due to the reduced sales volume as the Company chose to maintain its level of investment in research and development for future benefit. Research and development expenses decreased from $2,565,000 in the quarter ended September 30, 1999 to $2,541,000 in the current quarter.

     For the nine months ended September 30, 2000, research and development expenses decreased from $7,543,000 in the nine months ended September 30, 1999 to $7,498,000 in the current period. As a percentage of net sales, research and development represented 9.9% for the nine months ended September 30, 2000, as compared to 8.0% in the comparable prior-year period.

     Sales, general and administrative. Sales, general and administrative expenses increased to $12,066,000 in the quarter ended September 30, 2000 from $11,151,000 in the comparable prior-year quarter, due primarily to increased personnel-related costs as the company continues to invest in an enterprise level sales force and support structure. Sales, general and administrative costs for the current quarter represented 47.5% of net sales, an increase from 33.5% in the comparable prior-year quarter.

     For the nine months ended September 30, 2000, sales, general and administrative expenses increased to $34,617,000 from $32,500,000 in the comparable prior-year period. As a percentage of sales, general and administrative expenses were 45.8% and 34.6% of net sales for the nine-month periods ending September 30, 2000 and 1999, respectively.

     Operating income. Operating income for the quarter ended September 30, 2000 decreased to $2,577,000, or 10.1% of net sales, from $7,973,000, or 24.0%
of net sales, in the comparable prior-year quarter primarily due to the lower sales volume.

     For the nine months ended September 30, 2000, operating income decreased to $8,044,000 or 10.7% of net sales from $18,469,000 or 19.7% of net sales in the comparable prior-year period. In the second quarter of 1999, the Company wrote off costs of $2,388,000 related to the merger with MediaTel in April 1999. Excluding this non-recurring charge, the operating income for the nine-month period ending September 30, 1999 would have been $20,857,000 or 22.2% of net sales.

     Other income, net. Net other income increased from $512,000 in the prior year quarter to $951,000 in the quarter ended September 30, 2000, due primarily to increased interest income.

     For the nine months ended September 30, 2000, other income was $4,436,000 compared to $1,323,000 in the comparable prior-year period due to a first quarter one-time realized gain of $1,784,000 on the sale of a marketable security held for investment and increased interest income.

     Income tax expense. The effective tax rate for the quarter ended September 30, 2000 and 1999 was 35.0% and 36.5% respectively, with income tax expense of $1,235,000 for the quarter ended September 30, 2000 and $3,100,000 in the comparable prior-year quarter.

     Income tax expense for the nine-month periods ended September 30, 2000 and 1999 was $4,423,000 and $8,067,000, respectively. The tax expense for the nine-month period of 1999 reflects the non-deductibility of the $2,388,000 in merger-related costs associated with the merger with MediaTel in April 1999.

     Net income. The Company recognized net income of $2,293,000 or $0.07 per diluted common share for the quarter ended September 30, 2000, as compared to $5,385,000 or $0.16 per diluted common share for the comparable prior-year quarter.

     As a result of the non-recurring items discussed above, the Company recognized net income for the nine months ended September 30, 2000 of $8,057,000 compared to $11,725,000 in the comparable 1999 period. Excluding these non-recurring items, net income for the first nine months of 2000 would have been $6,915,000 or $0.21 per diluted common share as compared to $14,113,000 or $0.44 per diluted common share in the comparable prior-year period.


Liquidity and Capital Resources

     Cash provided by operating activities in the nine months ended September 30, 2000 was $17.6 million due primarily to continuing profitable operations and collections on accounts receivable as compared to $21.0 million in the comparable prior-year period. The accounts receivable collection period remained comparable to prior periods and approximated 50 days at September 30, 2000. Accounts receivable decreased from $20.3 million at December 31, 1999 to $15.0 million at September 30, 2000.

     On August 10, 2000 the Board of Directors authorized the Company to repurchase up to $15 million worth of its common stock. As of September 30, 2000 approximately $200,000 of the authorized funds had been expended to repurchase approximately 35,000 shares. The program is ongoing, although the timing and size of repurchases, if any, are subject to market conditions, stock prices and AVT's cash position and requirements going forward.

     In January of 2000 the Company announced the formation of AVT Capital LLC, a venture capital subsidiary of AVT Corporation. AVT Capital has been chartered to invest up to $25 million in emerging technologies that are strategic to accelerating the growth of AVT's core business. To date, AVT Capital has made no investment and expenditures have been insignificant. During the quarter, the formal launch of AVT Capital as a stand-alone effort was delayed.

     The Company expects that its current cash and investments of $86.7 million, cash flow from operations, and available bank line of credit will provide sufficient working capital for operations for the foreseeable future.

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

In our industry, technology and customer demands change rapidly, and we and our competitors frequently introduce new products and features. To succeed, we must identify, develop and market new products, features and services that achieve broad market acceptance by satisfying those changing customer needs and keeping pace with those technological developments. To do this, we must spend substantial funds on product development. We regularly devote significant resources to technologies that we anticipate will be widely adopted. In addition, in the future, we intend to pursue new revenue streams by leveraging our expertise in voice and data communication to integrate these capabilities in unified messaging and mobile wireless delivery, among other possible areas. The market for unified messaging software and mobile wireless delivery is relatively new and as yet unproven. To be successful, we must, among other things, develop and market products and services that achieve broad market acceptance. We may not be able to develop new products or product enhancements on a timely basis. Even if we do, the market may not accept the new products or product enhancements that we develop.

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

  The Company maintains a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as "available for sale" securities. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2000, the fair value of the portfolio would decline by an immaterial amount. Because the Company has the current ability to hold its fixed income investments until maturity, it does not expect its operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on its securities portfolio.

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

                          Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

   As described in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, on March 21, 2000 a class-action lawsuit was filed in the United States District Court for the Western District of Washington alleging that during the period January 20, 2000 through March 17, 2000, the Company and several officers and directors made or participated in misrepresentations about the impact of Y2K and competition on the Company's ability to achieve revenue expectations for the first quarter of 2000. Additional lawsuits were then filed that were identical to the March 21 lawsuit, with the exception of the name of the plaintiff. During the quarter ended September 30, 2000 the court approved appointment of three plaintiffs to act as Lead Plaintiffs and consolidated all lawsuits into a single action, which seeks unspecified damages on behalf of a proposed class of purchasers of the Company's stock during the specified period. No class has been certified. The Plaintiffs filed a Consolidated Amended Complaint ("CAC") on July 28, 2000, and the Company filed a motion to dismiss the CAC on the ground that it fails to meet the legal standards of the Private Securities Litigation Reform Act of 1995. The motion will be fully briefed by all parties and submitted for consideration by the court in November 2000. The Company believes that the allegations of the lawsuits are without merit and intends to vigorously defend the actions.

Item 5.  Other Information

   On July 20, 2000, the company announced the retirement of Richard J. LaPorte as President and Chief Executive Officer. Mr. LaPorte will continue as Chairman of the AVT Board of Directors and will be actively involved in various company initiatives. Roger A. Fukai, formerly AVT's Chief Financial Officer, was named the Company's President and CEO on an interim basis, until a permanent chief executive was hired. On July 20, 2000, the Company also announced the promotion of Jeffrey B. deCillia to Executive Vice President and Chief Financial Officer, replacing Mr. Fukai in that role. Mr. deCillia, who joined the Company in 1999, was previously the Company's Senior Vice President of Finance and Administration. On October 27, 2000 the Company announced the hiring of David
P. Anastasi as the Company's new President, CEO and director.

   Under the SEC's proxy rules, shareholder proposals that meet certain conditions may be included in the Company's proxy statement and form of proxy for a particular annual meeting. Shareholders that intend to present a proposal at the Company 's 2001 annual meeting must give notice of the proposal to the Company no later than December 11, 2000 to be considered for inclusion in the proxy statement and form of proxy relating to that meeting. Shareholders that intend to present a proposal that will not be included in the proxy statement and form of proxy must give notice of the proposal to the Company no fewer than 60 days and no more than 90 days prior to the date of the 2001 annual meeting. Receipt by the Company of any such proposal from a qualified shareholder in a timely manner will not guarantee its inclusion in the Company 's proxy materials or its presentation at the 2001 annual meeting because there are other requirements in the proxy rules.

   Pursuant to Rule 14a-4 under the Securities Exchange Act of 1934, as amended, the Company intends to retain discretionary authority to vote proxies with respect to shareholder proposals for which the proponent does not seek inclusion of the proposed matter in the Company 's proxy statement for our 2001 annual meeting, except in circumstances where (a) the Company receives notice of the proposed matter no earlier than February 8, 2001 and no later than March 12, 2001 and (b) the proponent complies with the other requirements set forth in Rule 14a-4.

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             27.1 Financial Data Schedule for the nine months ended September 30, 2000

        (b)  Reports on Form 8-K

             The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AVT Corporation
                                  (Registrant)

  Date:   November 13, 2000       By: /s/ Jeffrey B. deCillia
                                      -----------------------------------
                                      Jeffrey B. deCillia
                                      Executive Vice President,
                                      Chief Financial Officer

                                      Signing on behalf of registrant and
                                         as principal financial officer