Form 10-K
period 2000-12-31
AVT CORP
filed 2001-03-29
CIK 931784

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934.

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended: December 31, 2000

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

     Common Stock, $.01 par value per share
     Preferred Stock Purchase Rights

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No ____
                                              ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates of the registrant as of March 9, 2001 was $ 161,838,205 (based upon the closing sale price of $5.00 per share on the Nasdaq National Market on such date).

Number of shares of Common Stock outstanding as of March 9, 2001 was 32,367,641.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of AVT Corporation's Proxy Statement for its 2001 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2000 is incorporated by reference in Part III hereof.

                               TABLE OF CONTENTS

PART I

Item 1.         BUSINESS................................................................................................   2
                Industry Background.....................................................................................   2
                The AVT Solution........................................................................................   2
                Strategy................................................................................................   3
                Products................................................................................................   3
                Distribution............................................................................................   7
                Product Support.........................................................................................   8
                Product Development.....................................................................................   9
                Proprietary Rights......................................................................................   9
                Competition.............................................................................................   9
                Manufacturing...........................................................................................  10
                Employees...............................................................................................  10
Item 2.         PROPERTIES..............................................................................................  10
Item 3.         LEGAL PROCEEDINGS.......................................................................................  10
Item 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................................  11

PART II

Item 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS...................................  12
Item 6.         SELECTED CONSOLIDATED FINANCIAL DATA....................................................................  12
Item 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................  13
                ADDITIONAL FACTORS THAT MAY AFFECT OUR BUSINESS, FUTURE OPERATING RESULTS AND FINANCIAL CONDITION.......  16
Item 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...............................................  22
Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................................  23
Item 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE....................  40

PART III

Item 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................................................  40
Item 11.        EXECUTIVE COMPENSATION..................................................................................  40
Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........................................  40
Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................................  40

PART IV

Item 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.........................................  41

                                    PART I

  When used in this Annual Report, the words "believes", "expects," "anticipates" and "intends" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. See "Additional Factors That May Affect Our Business, Future Operating Results and Financial Condition." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports the Company files from time to time with the Securities and Exchange Commission.

Item 1.   BUSINESS

  The Company is a leading provider of unified communications for medium and large-sized enterprises. The Company provides flexible, cost-effective products for unified communications and mobile business solutions. These products address the unified messaging, voice messaging, fax server, production fax, document delivery, and mobile wireless markets and distributes these products primarily through independent distributors and value-added resellers. The Company's products run on off-the-shelf hardware, support Windows NT and Windows 2000, and interface with a wide variety of telephony and computer equipment.

Industry Background

  Businesses are increasingly using information technology to improve customer service, increase employee productivity, decrease costs and more efficiently disseminate information. As the amount of information exchanged between organizations increases, and the diversity of the delivery formats and combinations used by organizations to exchange this information becomes more complex, there is a growing need for organizations to find new ways to manage business information and resources in a more timely and cost-effective manner.

  In response to the growth in overall business information traffic, organizations are increasingly using unified communications and mobile business systems that allow employees to more effectively manage communications and allow easy access by telephone to large amounts of information that resides on computer databases, anytime and from anywhere.

  The growth in data communications presents additional opportunities for accessing and sending information. For example, organizations are utilizing electronic document exchange system and services to store, forward and broadcast their growing volume of e-document traffic in an efficient manner. Electronic messaging over LANs, the Internet and corporate intranets has emerged as another way to access data and disseminate information. This rapid increase in multiple forms of voice and data communication has further accentuated the need for enterprises to optimize their information management capabilities and integrate voice and data communications.

The AVT Solution

  The Company continues to be a leading provider of unified communications for medium and large-sized enterprises. These solutions are designed to enhance individual and work group productivity, improve customer service, reduce business-operating costs and simplify information access and dissemination. The Company's products provide enhanced voice and data integration through applications such as unified voice and data messaging, document distribution, and mobile wireless solutions. The Company's products run on off-the-shelf server hardware, support Windows NT, and interface with a wide variety of telephony and computer equipment. Additionally, with the acquisition of Infinite Technologies on January 3, 2001, the Company is positioned to compete in the mobile business solutions arena.

Strategy

  The Company's mission is to deliver business-to-business communications solutions by providing cost-effective, innovative software products and services that operate on industry-standard computer platforms, globally.

  In March 2001, the Company announced that it is expanding its business strategy to focus on the mobile business solutions market. At the same time, the Company intends to closely manage its traditional product lines, such as RightFAX, CallXpress and MediaLinq, in order to maximize the return on those products. As part of the change in strategic direction, the Company has consolidated its two primary product groups, the Computer Telephony Software Group and Document Exchange Software Group, in order to eliminate redundancies in areas such as finance and administration, operations, marketing and support. The Company believes this shift in strategic direction will allow the Company to increase its investment in the higher growth opportunities in the mobile business solutions area, while leveraging the Company's existing core competencies around fax server and broadcast, unified messaging and unified communications. Key components of the Company's strategy include:

  Provide Complete Software-based Solutions. The Company is focused on providing a comprehensive and affordable set of software-based computer-telephony solutions designed to enhance productivity, improve customer service, reduce business-operating costs and simplify access to data and dissemination of information. The Company's products provide enhanced voice and data integration through applications such as unified voice and data messaging, and e-document delivery products and services.

  Provide Wireless Solutions. The Company intends to increase its investment in, and focus on, the potential higher growth opportunities in the mobile business solutions area. With the acquisition of Infinite Technologies, the Company intends to continue an aggressive business plan to develop and market wireless solutions for the mobile business solutions market.

  Focus on the Enterprise Market. The Company currently targets enterprises with 500 to 10,000 employees, including divisions and subsidiaries of Fortune 1000 companies. The Company's strategy is to continue to invest in new product and service development and marketing initiatives to gain market share and further meet the needs of medium and large-sized enterprises.

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

  Utilize Capabilities of Multiple Distribution Channels. The Company targets enterprises primarily through telephony-oriented distributors and computer-oriented value-added resellers as well as strategic partners and a major accounts sales force. The Company believes that some enterprises will evaluate business-to-business solutions from a telephony perspective while others will focus on data-centric solutions. The use of multiple distribution channels that target many of the same potential customers increases the likelihood that the Company's products and services will be sold to a particular customer. The Company continues to broaden its distribution channels by expanding its direct sales efforts and by continuing to enter into distribution agreements with private label OEMs and other strategic partners.

  Grow Through Strategic Acquisitions. As evidenced by the recent acquisition of Infinite Technologies, the Company believes that growth through strategic acquisitions of complementary technologies, products and distribution channels offers the potential for significant competitive advantage. The Company's open-systems technology facilitates the rapid integration of and linkage to other complementary open-systems technologies. The Company believes it is therefore able to accelerate introduction of new technologies to the market through acquisition, and to respond rapidly to industry changes and opportunities.

  Pursue International Opportunities. The Company believes that the markets for business-to-business communications solutions outside the United States, especially in the area of mobile business solutions, will experience accelerated growth in the next few years. To pursue these opportunities, the Company intends to continue to localize its products for specific markets and to actively recruit new dealers, distributors and strategic partners internationally.

Unified Communications Products

The Company's product lines include telephony-oriented, computer-oriented, and wireless based products, and outsource electronic document (e-document) delivery services. The Company's telephony-oriented product lines serve the messaging markets and focus on voice and call processing, unified messaging, IVR, and personal and workgroup call management. The Company's computer-oriented product lines target the fax server and production fax markets and focus on high-performance fax processing and unified messaging, as well as Internet, corporate intranet and phone-based information access. The wireless market adds a new dimension to the Company's unified communications offering. E-document delivery services target the outsource mass fax and email markets for time-critical business-to-business communications. These services include high-volume, instantaneous IP fax and email broadcast and merge offerings, fax reply and fax-on-demand applications as well as industry-specific services and custom workflow solutions for unique customer requirements. The following table provides an overview of the Company's products in each of these markets.

------------------------------------------------------------------------------------------------------------------------------------
 Product Line                         Description
------------------------------------------------------------------------------------------------------------------------------------
 Messaging Products:

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

 PhoneXpress Professional             A call answering, routing and voice messaging system for small to medium-sized enterprises that supports up to 200 users.
------------------------------------------------------------------------------------------------------------------------------------
 Enhanced E-Documents Delivery
 Products:

 RightFAX Business Server             A full-featured fax server designed to work independently of other fax servers.  This server supports unlimited user accounts, includes one fax channel, and is expandable to 30 channels.
                                      Ideal for small companies, departments or workgroups.

 RightFAX Enterprise Server           Designed for organizations that want multiple RightFAX servers to share faxes, workloads and data. Includes such features as Intelligent Least-Cost routing (LCR), load balancing, and
                                      RightFAX InterConnect inbound fax routing.

 RightFAX Enterprise Suite Server     A fully integrated server-based fax solution designed to meet the needs of large organizations. Combines comprehensive Least-Cost Routing, load balancing, and received fax technologies and includes eight key modules.

 RightFAX Satellite Server            Specifically designed for the branch or satellite office within a large organization.

 RightFAX Production & Integration    A solution for electronic document delivery from host-based, legacy and industry-leading ERP
  System                              applications that can support high volume document delivery to the Internet, fax, e-mail, and print.

------------------------------------------------------------------------------------------------------------------------------------

 E-Document Delivery Services:

 DocumentBroadcast Fax & Email        High-volume, simultaneous delivery of fax and email documents to hundreds or thousands.
                                      Broadcasts can be initiated via the Web, from desktop software, a fax machine or Assisted
                                      Services.
------------------------------------------------------------------------------------------------------------------------------------
 DocumentMerge                        High-volume delivery, by fax or email, of documents individually personalized from database information.
------------------------------------------------------------------------------------------------------------------------------------
 DocumentOnRequest                    Automated 24/7 access to frequently requested documents via a toll-free number.
------------------------------------------------------------------------------------------------------------------------------------
 DocumentReply                        Fully automated receipt of high-volume fax responses, integrated with outbound document distribution.
------------------------------------------------------------------------------------------------------------------------------------
 IndustryExpress                      Custom, high-volume document delivery solutions for targeted vertical markets, including mortgage, travel, publishing and associations.
------------------------------------------------------------------------------------------------------------------------------------
 MediaLinqClient software             Client software for Microsoft Windows giving users full access to AVT MediaLinq Services from the desktop. Gives customers the ability to launch fax and email broadcasts, manage lists, and track the status of broadcasts.
------------------------------------------------------------------------------------------------------------------------------------
 WebLinq                              Anywhere access to AVT MediaLinq services, providing the ability to launch fax and email broadcasts, manage lists and documents, and track broadcast status from a standard Web browser.
------------------------------------------------------------------------------------------------------------------------------------

 Mobile Business Solutions:

------------------------------------------------------------------------------------------------------------------------------------
 Infinite InterChange                 An NT-based server application that acts as an e-mail client proxy on behalf of the wireless user, providing the user with a view into their mailbox where they can interact directly with the mailbox, performing actions such as reading, replying to, forwarding and deleting messages.
------------------------------------------------------------------------------------------------------------------------------------
 Infinite Voice Connector             Adds the ability to listen and reply to voice messages using a WAP-enabled phone.
------------------------------------------------------------------------------------------------------------------------------------
 WAP Gateways                         The gateway acts as a translator between the wireless device and the Internet and comes in three configurations, each targeted at a different market segment. It converts message content from WML/WTP to HTML/HTTP
------------------------------------------------------------------------------------------------------------------------------------

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

Unified Messaging Applications

Unified Messaging Clients. UM Clients provides a visual interface to the subscriber's unified mailbox, letting the subscriber know who sent a message, the type of message sent, when it arrived, whether it is urgent and its length. The module will play back voice mail messages on the subscriber's telephone or voice-enabled PC, as well as display fax messages on the computer screen. This module provides the subscriber with a visual interface to manage his or her CallXpress unified mailbox from Microsoft Outlook/Exchange or Lotus Notes/Domino.

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

PhoneXpress Professional

PhoneXpress Professional is designed to meet the requirements of the small organization that requires full-featured automated attendant and voice mail functions. PhoneXpress Professional is designed to support from 4 to 8 ports. PhoneXpress Professional, like CallXpress messaging products, is available as a software kit or as a completely integrated system.

Enhanced Electronic Document Delivery Products

The RightFAX product line provides mid-size to Fortune 1000 organizations advanced electronic document delivery solutions. The RightFAX product suite converges network fax, production fax and IP fax under one umbrella to provide customers highly scalable, reliable, and cost effective e-document delivery.

With the release of the RightFAX 7.2 product line, production fax technology has been added to the product mix to provide customers with a high-volume, low cost and unattended electronic delivery of mission critical documents. In addition, RightFAX now also offers direct access to on-demand document delivery through the AVT-MediaLinq advanced IP fax network.

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

Production Fax

RightFAX production systems provide high-volume, delivery and receipt of business critical documents such as purchase orders, invoices, and sales orders in a variety of formats including fax, email, EDI or delivery over the Internet.

RightFAX production solutions save companies time and money while improving accuracy and reliability by eliminating manual processes and the expense of mailing documents. They also improve cash flow by reducing the time necessary to exchange invoices, statements and other electronic commerce documents with customers, vendors and partners.

The RightFAX production environment tightly integrates with ERP applications such as SAP, Oracle, Baan and Peoplesoft as well as products from other leading technology partners such as Cardiff, GEAC and Jetform.

RightFAX production fax architecture allows an organization to distribute services such as forms processing, notification, communication and inbound routing across multiple servers. This scalability gives organizations the ability to customize their server environment. RightFAX production systems use current development interfaces like XML, JAVA, and COM to fax-enable a variety of applications across multiple platforms.

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

Internet Delivery/IP Messaging

Businesses today have realized that faxing is an integral part of their network communications strategy. With that realization, there is a need for a solution that provides unlimited fax capacity for scheduled high-volume deliveries, fail-safe support for unexpected occurrences such as fax board and phone line failures and overflow fax service for unplanned projects. When these situations occur, businesses need to maintain their ability to communicate via fax. RightFAX offers scalable solutions for delivering faxes over IP.


Outsource E-Document Delivery Services

DocumentBroadcast Fax and Email Delivery

MediaLinq's fax and email DocumentBroadcast services provide high-volume, simultaneous distribution of business documents, allowing companies to communicate with customers, prospects, members, vendors and employees. Users establish a distribution list of their recipients and send their documents to this list, from a standard Web browser using WebLinq, from a Windows-based PC using MediaLinqClient software, from a fax machine using the Direct Access interactive voice response system (IVR), or by contacting MediaLinq's Assisted Services group. Additional access methods include custom integration into a customer's existing applications using the MediaLinq API and the IP Plus Connector through the RightFAX 7.2 server. DocumentBroadcast provides automatic retries and resends of documents, and routinely flags incorrect fax numbers or email addresses, which are then compiled and delivered to the sender. All successful and unsuccessful deliveries are tracked by broadcast delivery reports and sent to the customer via fax or email upon completion of the broadcast.

Documents are distributed over MediaLinq's advanced IP-based network, which delivers over one million business-critical documents each business day. With over 6000 ports, this IP network supports high-speed, high-volume delivery with full redundancy to ensure non-stop business continuity.

DocumentMerge

DocumentMerge delivers large numbers of personalized documents by fax or email, providing targeted communications for greater impact. Using either WebLinq or MediaLinqClient software, documents are customized with information such as name, number, company, and region - any information contained in a sender's database. Merge Tags automatically apply any font available in the sender's document and allow for the insertion of dates and times and other custom formatting.

DocumentReply

DocumentReply fully automates the receipt and collection of fax responses. Combined with MediaLinq's outbound fax broadcast or merge services, DocumentReply provides a total end-to-end "send and reply" solution. Customers use this service to distribute and collect documents that require a response, such as survey and conference registration forms, removing the collection burden from their on-premise fax system. A toll-free business-reply fax number is provided for both document storage and for faxing responses. Responses are collected in a secure mailbox attached to the number and are forwarded regularly to the customer via email, fax, or postal mail.

DocumentOnRequest

Using DocumentOnRequest services, customers store frequently requested documents on MediaLinq's server for automated retrieval via fax. Callers can access documents 24 hours a day, seven days a week using dedicated toll-free numbers for domestic callers or dedicated local numbers for international callers who cannot access U.S. toll-free lines. Customizable voice prompts allow the caller to select documents. A personal identification number (PIN) can be assigned for confidential documents. In addition, MediaLinq allows customers to automatically and simultaneously broadcast and store documents for retrieval in one simple step.

IndustryExpress Solutions

For specific vertical markets, MediaLinq has created targeted solutions to simplify the e-document distribution process and to provide greater value for industry-focused customers.

  MortgageExpress is a full-featured service for mortgage bankers and lenders that automates the complex rate sheet set up and distribution process. Password-protected access provides selected access to regional or custom-tailored pricing scenarios. In addition, the MortgageExpress customer is supported by a mortgage-industry account and customer support team, which is focused on and understands the needs of the mortgage industry.

  TravelExpress is a specially designed database that allows precision targeted marketing of promotions and travel industry news to selected travel agencies. TravelExpress consists of over 35,000 U.S. listings that can be selected on over 50 different criteria to identify specific types of travel agencies, (e.g., destination specialty, annual sales volume, business or leisure focus). In addition, the service includes over 60,000 international travel agencies representing over 200 countries.

MediaLinqClient Software

Introduced in 1993, MediaLinqClient software gives customers desktop access to the full range of MediaLinq services. Compatible with Microsoft(R) Windows 95, 98, NT and 2000, MediaLinqClient provides fast, reliable Internet or modem connections to launch fax and email broadcasts quickly and securely. The software lets customers import and manage broadcast lists, track the status of broadcasts, and "live link" to external databases for automatic updates. Customers can also schedule broadcasts for future delivery or to take advantage of off-peak delivery rates.

WebLinq
Launched in 1999, WebLinq allows businesses to send fax and email broadcasts, manage lists and documents and track broadcasts from any computing platform with a standard Web browser. WebLinq is a cost-effective solution that requires no software installation or maintenance and incorporates Secure Socket Layer (SSL) encryption to ensure secure transactions. Version 3.0, released October 2000, completed MediaLinq's conversion of its core e-document delivery services to the Web, delivering full functionality for targeting and personalizing fax and email broadcasts and enabling complete end-to-end account management capability across an enterprise.

Mobile Business Solutions

Branded under the Infinite product line, the Company's line of mobile business solutions extend the computer desktop by providing users with access to information from a variety of next-generation mobile phones and wireless personal digital assistants (PDAs). The Company believes that the mobility space, enabling software, and end-to-end solutions is a large market and will support significant growth.

Infinite InterChange

Infinite InterChange is an NT-based server application that acts as an e-mail client proxy on behalf of the wireless user, providing the user with a view into their mailbox that is optimized for the small displays and bandwidth constraints of wireless environments. Through this proxy, the user interacts directly with their mailbox, performing all of the standard actions such as reading, replying to, forwarding and deleting messages.

Add-on Module:

Infinite Voice Connector

Infinite Voice adds the ability to listen and reply to voice messages using a WAP-enabled phone.

Wireless Infrastructure Products:

Infinite WAP Gateway

The gateway acts as a translator between the wireless device and the Internet and comes in three configurations, each targeted at a different market segment. It converts message content from WML/WTP to HTML/HTTP.


Distribution

  The Company sells its products primarily through an indirect channel of resellers and distributors, as well as through direct sales and OEM and private label agreements. The Company believes that some enterprises will evaluate computer-telephony solutions from a telephony perspective while others will be more data-focused. The use of multiple distribution channels that access many of the same potential customers increases the likelihood that the Company's products will be sold to a particular customer. The Company has built large telephony-oriented and computer-oriented distribution channels in the United States and is developing its international distribution channels. No single customer represented 10% or more of the Company's net sales during 1998, 1999 or 2000.

 Telephony-Oriented Distribution

  The Company currently derives a substantial percentage of its U.S. telephony-oriented sales revenues from over 400 wholesale dealers and distributors comprised of customer premise telephone equipment dealers and voice processing specialists. This channel consists primarily of national telephone equipment dealers and regionally focused organizations and is serviced by 34 employees. The Company continues to selectively recruit additional dealers, focusing on those capable of marketing and servicing advanced computer-telephony application products.

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

 Computer-Oriented Distribution

  In the United States, the Company's computer-oriented sales force sells most of the Company's computer-oriented products through an indirect channel of value-added resellers, independent software vendors, and professional services companies specializing in custom systems development. These computer-oriented resellers are small- to medium-sized regionally-focused organizations. In addition, the Company markets its computer-oriented products directly to end-user customers through trade shows and journal advertisements. As of December 31, 2000, the computer-oriented sales force consisted of 109 employees.

 OEM/Strategic Accounts

  To broaden its access to certain markets, the Company has entered into distribution and private label/OEM strategic distribution agreements with Ericsson, NEC and Fujitsu Business Communications Systems Inc. to sell private label versions of the Company's CallXpress and PhoneXpress products. The Company expects to pursue additional OEM and private label agreements in the future. As of December 31, 2000 the Company had 5 employees focused on OEM and strategic accounts. During 1999, the Company signed significant agreements with Symantec and Xerox for co-marketing and sales of RightFAX products in conjunction with Symantec's WinFAX PRO and with Xerox's Document Centre devices. In October, 1999, the Company signed a Global Strategic Alliance Agreement with IBM's Lotus Development Corporation. The agreement includes joint product development, channel development and the creation of training and education focused on delivering NT-based, Domino/Notes-based unified messaging solutions. In September, 2000, the Company signed an OEM agreement with Sphere Communications, Inc. under which Sphere will market and sell the AVT CallXpress unified messaging solution alongside its own Spericall.ems IP PBX through its existing global channel partner network.

 International Distribution

  The Company believes that over the next few years the market for both telephony-oriented and computer-oriented computer-telephony products will grow faster internationally than in the United States. To address this opportunity, the Company continues to develop broad coverage of international markets through a variety of dealer, distributor, and strategic relationships. To date, the majority of the Company's international sales have been in English-speaking countries: Canada, Australia, the United Kingdom, South Africa and New Zealand. The Company is actively recruiting new dealers and distributors in international markets. The Company has sales offices in the United Kingdom, Germany, Hong Kong and Dubai. Although the Company's sales to date have generally been denominated in U.S. dollars, the Company expects that in the future an increasing portion of its international sales will be made in local currencies.

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

  The Company maintains four product development centers: messaging products are developed in Kirkland, Washington; enhanced electronic document delivery products in Tucson, Arizona and Portland, Oregon; e-document delivery services in San Francisco, California.; and with the acquisition of Infinite Technologies a fifth location in Owings Mills, MD was added in January, 2001. In total, the Company employed, as of December 31, 2000, 148 engineers, technicians and quality assurance specialists in its development centers. While development efforts in the past have been separate, the convergence of technologies is allowing the Company to collaborate and leverage development efforts among these groups. The Company expects these cross-development efforts to continue in the future.

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

Proprietary Rights

  AVT relies on a combination of patents, copyrights, trademarks and trade secret laws, nondisclosure and other agreements, and technical measures to protect its proprietary technology. The Company has received a U.S. patent in the area of unified messaging and, in 2000, purchased five U.S. patents and two pending U.S. patent applications in the area of facsimile technology. The issued patents will expire between 2014 and 2017. There can be no assurance that the Company's efforts to protect its proprietary rights will be successful. In particular, there can be no assurance that the Company's current or future patent applications will be granted or that its current or future issued patents will not be challenged, invalidated or circumvented, or that the rights granted under any such patents will provide competitive advantages to the Company.

  AVT has periodically received letters from third parties asserting patent rights. Following analysis, the Company generally has not believed it necessary to license any of the patent rights referred to in such letters. In those cases in which the Company has determined a license of patent rights was necessary, it has entered into a license agreement. The Company believes that any necessary licenses or other rights under patents for products or features could be obtained on conditions that would not have a material adverse effect on its financial condition, although there can be no assurance in this regard.

     The Company licenses certain portions of its technology from third parties under written agreements, some of which contain provisions for ongoing royalty payments. As of December 31, 2000, the Company had license agreements with Octel Corporation (now Avaya, Inc.), Syntellect Inc., Intelligent Environments, Inc., International Business Machines Corporation and Metasoft Systems, Inc.

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

  The Company's principal competitors in the telephony-oriented market for voice messaging and unified messaging systems are independent suppliers, including Avaya, Inc., Active Voice, Inc., Cisco Systems, Inc. and Callware Technologies, Inc. PBX and key telephone systems manufacturers such as Lucent Technologies, Inc., Nortel Networks Corporation, Siemens Business Communication Systems, Inc., Mitel Corporation and NEC America, Inc. also compete with the Company by offering integrated voice messaging systems and unified messaging systems of their own design or under various OEM agreements.

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

  In the e-document delivery services market the Company's principal competitors are the Xpedite division of PTEK Holdings, Cable and Wireless, and other telecommunications companies who provide fax services. The competitors of our newly acquired Infinite Technologies include Openwave Systems, Inc., Aether Systems, Inc. and 724 Solutions, Inc.

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

  The Company's products incorporate a number of commercially available application cards, fax cards, voice cards and circuit boards that enable integration with certain telephone switches. The Company currently purchases voice cards from Dialogic and Mitel Corp. The Company purchases fax cards from Brooktrout and the Dialogic division of Intel.

Employees

  As of December 31, 2000, the Company had 488 full-time employees, including 78 in administration, 25 in manufacturing, 112 in engineering and product development, and 273 in sales, marketing and technical support. The Company's employees enter into agreements containing confidentiality restrictions. The Company has never had a work stoppage and no employees are represented by a labor organization. The Company considers its employee relations to be good.


Item 2.   PROPERTIES

  The Company's headquarters and its telephony-oriented administrative, engineering, manufacturing and marketing operations are located in approximately 70,000 square feet of space in Kirkland, Washington under a lease that expires in January 2003. The Company's computer-oriented operations are primarily located in approximately 31,200 square feet of leased space in Tucson, Arizona, approximately 19,500 square feet of leased space in Portland, Oregon and 15,300 square fee of leased space in San Francisco, California.

  The Company believes that these facilities are adequate to meet its current needs and that suitable additional or alternative space will be available, as needed, in the future on commercially reasonable terms.


Item 3.   LEGAL PROCEEDINGS

   In March 2000 several class-action lawsuits were filed in the United States District Court for the Western District of Washington alleging that during the period January 20, 2000 through March 17, 2000, the Company and several officers and directors made or participated in misrepresentations about the Company's ability to achieve revenue expectations for the first quarter of 2000. The court has approved appointment of three plaintiffs to act as Lead Plaintiffs and has consolidated all lawsuits into a single action. No class has been certified. On January 25, 2001, the Court granted AVT's motion to dismiss the consolidated complaints on the grounds that "none of the four events relied upon by plaintiffs, whether considered separately or in combination, gives rise to a strong inference that any of the defendant directors or officers acted with knowledge or deliberate recklessness." The Court dismissed the claims against four AVT officers and directors with prejudice. Based on additional representations made by plaintiffs' counsel at oral argument, the Court granted plaintiffs' request that they be allowed to file an amended complaint to attempt to correct the legal deficiencies the Court identified in the consolidated complaint as to AVT and two officers. Plaintiffs filed their Second Consolidated Amended Complaint on February 25, 2001. AVT and the two remaining individual defendants have filed a motion to dismiss the Second Consolidated Amended Complaint with prejudice. That motion is scheduled to be considered by the Court in April 2001. The Company believes that the allegations of the lawsuits are without merit and intends to continue to vigorously defend the lawsuit if the claims are not dismissed.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

Item 5.   MARKET FOR REGISTRATION'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS

  The information required by this Item is incorporated by reference to information contained in Note 9 to the Consolidated Financial Statements:
Quarterly Financial Data and Market Information (unaudited).

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA
                                                                         Year Ended December 31,
                                                                         -----------------------
                                                               1996     1997     1998      1999      2000
                                                             -------  -------  --------  --------  --------
                                                                 (in thousands, except per share data)

Consolidated Statement of Income Data:
 Net sales.................................................  $58,693  $76,971  $102,977  $130,224  $100,537
 Cost of sales.............................................   23,749   29,233    37,282    44,958    33,407
                                                             -------  -------  --------  --------  --------
 Gross profit..............................................   34,944   47,738    65,695    85,266    67,130
                                                             -------  -------  --------  --------  --------
 Operating expenses:
   Research and development................................    5,280    7,988     9,474    10,311    10,223
   Selling, general and administrative.....................   19,996   26,040    35,035    44,282    46,768
   Non-recurring charges(1)................................    4,140   11,025       287     3,255         -
                                                             -------  -------  --------  --------  --------
   Total operating expenses................................   29,416   45,053    44,796    57,848    56,991
                                                             -------  -------  --------  --------  --------
 Operating income..........................................    5,528    2,685    20,899    27,418    10,139
 Other income, net (4).....................................      942    1,104     1,258     1,993     5,643
                                                             -------  -------  --------  --------  --------
 Income before income tax expense..........................    6,470    3,789    22,157    29,411    15,782
 Income tax expense........................................    3,860    1,470     8,078    11,556     5,086
                                                             -------  -------  --------  --------  --------
 Net income................................................  $ 2,610  $ 2,319  $ 14,079  $ 17,855  $ 10,696
                                                             =======  =======  ========  ========  ========
 Diluted earnings per common share(2)......................    $0.10    $0.08     $0.47     $0.56     $0.33
 Net income excluding nonrecurring items(3)................  $ 6,750  $ 9,375  $ 14,262  $ 20,798  $  9,539
 Diluted earnings per common share excluding nonrecurring
  Items(2)(3)..............................................    $0.25    $0.33     $0.48     $0.65     $0.30
 Weighted average common and common equivalent shares
  outstanding(2)...........................................   27,114   28,820    30,016    31,856    32,297

                                                                                December 31,
                                                                                ------------
                                                               1996     1997     1998      1999      2000
                                                             -------  -------  --------  --------  --------
                                                                               (in thousands)
Consolidated Balance Sheet Data:
 Cash, cash equivalents and short-term investments.........  $30,208  $25,432  $ 42,691  $ 75,018  $ 88,423
 Working capital...........................................  $33,260  $31,743  $ 54,249  $ 86,225  $ 98,317
 Total assets..............................................  $53,151  $62,686  $ 85,648  $121,709  $130,244
 Long-term debt, less current portion......................  $   830  $   492  $    --   $    --   $    --
 Total shareholders' equity................................  $42,633  $48,371  $ 71,086  $102,205  $113,001

_________________________
(1) Reflects nonrecurring charges of $2,388,000 of merger-related costs incurred in the merger with MediaTel in April 1999 and $867,000 of costs incurred in the fourth quarter 1999 consolidation of our RightFAX and CommercePath divisions into the new Document Exchange Software Group. The 1998 non-recurring charges of $287,000 are related to the withdrawal of the follow-on stock offering in February 1998 as well as $4,140,000, $3,898,000 and $7,127,000 for the write-off of purchased, in-process research and development associated with the acquisition of RightFAX in January 1996, Telcom Technologies in January 1997 and CommercePath in October 1997, respectively.
(2) Computed on the basis described in Note 1 to the Consolidated Financial Statements.
(3) Excludes the after-tax effect of the nonrecurring charges in 1996, 1997, 1998 and 1999 referred to above.
(4) In the first quarter 2000 a non-recurring gain of $1,784,000 was realized from the sale of marketable securities held for investment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this report contains forward-looking statements that involve risks and uncertainties. AVT's actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled "Additional Factors that May Affect Our Business, Future Operating Results and Financial Condition," included elsewhere in this report. When used in this document, the words "believes," "expects," "anticipates," "intends," "plans" and similar expressions are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.


Overview

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

The Company sells its products primarily through an indirect channel of resellers and distributors, as well as through direct sales, OEM and private label agreements. The Company's telephony-oriented products include:
CallXpress, and CallXpress Enterprise, a multi-application, high capacity unified messaging platform and PhoneXpress, a full-featured advanced messaging system for small to medium-sized enterprises. The company's data oriented enhanced fax products include RightFAX and RightFAX Enterprise, the Company's LAN-based fax server lines for Windows NT/Windows 2000, and the RightFAX Production System, a high-volume production-oriented server that enables fax and other forms of electronic transmission for electronic commerce applications. The Company's e-document delivery services, branded under the name MediaLinq, offer high-volume, simultaneous delivery of fax and email documents via the web, from desktop software or a fax machine.

Since January 1996, the Company has made four strategic acquisitions, three of which were accounted for as purchases and one which was accounted for as a pooling of interests. The Company acquired RightFAX, a developer of LAN-based fax server software, in January 1996. In January 1997, the Company acquired selected assets and liabilities of Telcom Technologies, a developer of NT-based open-architecture Automated Call Distribution (ACD) systems. In October 1997, the Company acquired CommercePath, a developer of high-volume production-oriented fax servers. In April, 1999 the Company merged with MediaTel Corporation, a provider of e-document delivery services, in a transaction which was accounted for as a pooling of interests. On January 3, 2001 the Company acquired Infinite Technologies, a privately held global supplier of wireless applications and wireless infrastructure solutions. In connection with the RightFAX, Telcom Technologies and CommercePath acquisitions, the Company recorded nonrecurring charges of $4.1 million, $3.9 million and $7.1 million, respectively, in January 1996, January 1997 and October 1997 for the write-off of purchased, in-process research and development, and recorded additional amounts of goodwill that are being amortized over future years. See "--Liquidity and Capital Resources" and Note 8 to the Consolidated Financial Statements.

On March 15, 2001, the Company announced a new business strategy based on the Mobile Business Solutions market. In conjunction with this announcement the Company announced the consolidation of its two primary product groups, Computer Telephony Software Group and Document Exchange Software Group, resulting in a 14% reduction of its workforce and an expected one-time charge of approximately $1million. During the transition period following this consolidation, the company expects that its net sales will be flat for the remainder of 2001. Additionally, as this new strategy is implemented, expenditures in the areas of research and development and sales, general and administrative, are expected to increase from the amounts expended in the year ended December 31, 2000.

Consolidated Results of Operations

  The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Company's consolidated statements of income.

                                           Year Ended December 31,
                                           -----------------------
                                             1998    1999    2000
                                            -----   -----   -----
Net sales.................................  100.0%  100.0%  100.0%
Cost of sales.............................   36.2    34.5    33.2
                                            -----   -----   -----
Gross profit..............................   63.8    65.5    66.8
Operating expenses:
     Research and development.............    9.2     7.9    10.2
     Selling, general and administrative..   34.0    34.0    46.5
     Non-recurring charges................    0.3     2.5       -
                                            -----   -----   -----
     Total operating expenses.............   43.5    44.4    56.7
Operating income..........................   20.3    21.1    10.1
Other income, net.........................    1.2     1.5     5.6
                                            -----   -----   -----
Income before income tax expense..........   21.5    22.6    15.7
Income tax expense........................    7.8     8.9     5.0
                                            -----   -----   -----
Net income................................   13.7%   13.7%   10.7%
                                            =====   =====   =====

Net Sales

  The Company derives net sales primarily from initial sales of software kits and licenses and fully integrated systems, e-document delivery services as well as follow-on sales of add-on software modules and product upgrades. Sales to dealers and distributors are recognized when the products are shipped. The sales mix among the Company's product categories and between software kits and fully integrated systems affects both net sales and gross margin. Because of their hardware components, fully integrated systems generate higher revenue per unit and lower margins than comparable software kits. Advanced CTI application systems generally are sold at a higher unit price and with a higher gross margin than basic messaging systems due to the additional software modules purchased and the higher mix of software kits and software licenses as compared to fully integrated systems. Over the past several years, sales have continued to shift toward higher- margin advanced CTI products and software kits from lower-margin CTI-ready systems and basic messaging products. There can be no assurance that this trend will continue.

  Years ended December 31, 2000 and 1999. Net sales decreased 22% from $130 million in 1999 to $101 million in 2000. All product lines experienced a decrease in sales resulting in part from an industry-wide sales decline. Software product sales decreased 26.5% over 1999 and represented 75.2% of net sales. E-document delivery services decreased 8.8% during 2000 and represented 24.8% of total sales. International sales decreased 21% in 2000, and represented 19% of net sales.

  Years ended December 31, 1999 and 1998. Net sales increased 26% to $130 million in 1999 from $103 million in 1998. This increase resulted from increased sales across all product lines. Sales of software products increased 26.8% over 1998 and represented 79% of net sales. Sales of e-document delivery services increased 25.2% during 1999 and constituted 21% of total product sales. International sales for 1999 increased 45% from 1998, and represented 18% of net sales.


Gross Profit

Years ended December 31, 2000 and 1999. Gross profit as a percentage of net sales increased to 66.8% in 2000 compared to 65.5% in 1999, evidencing the continuing shift to higher margin products in the software products area.

Years ended December 31, 1999 and 1998. Gross profit as a percentage of net sales increased to 65.5% in 1999, as compared to 63.8% in 1998, due primarily to the continuing sales shift to the higher margin products in our software products segment.


Research and Development

Years ended December 31, 2000 and 1999. Research and development expenses in 2000 decreased 0.8% to $10.2 million from $10.3 million in 1999 reflecting stable headcount for both years. As a percentage of net sales, research and development expenses represented 10.1% of sales in 2000, as compared to 7.9% in 1999.

Years ended December 31, 1999 and 1998. Research and development expenses increased 8.8% to $10.3 million in 1999 from $9.5 million in 1998, due to increased personnel costs relating to continuing development projects. As a percentage of net sales, research and development expenses represented 7.9% in 1999, as compared to 9.2% in 1998.


Selling, General and Administrative

Years ended December 31, 2000 and 1999. Selling, general and administrative expenses increased 5.6% to $46.8 million in 2000 from $44.3 million in 1999, due to our continuing development of our enterprise and international sales channels across our software product line. Amortization of goodwill relating to acquisitions in the amount of $1.3 million was included in selling, general and administrative expenses in both 2000 and 1999. Selling, general and administrative expenses represented 46.5% of net sales in 2000, as compared to 34% in 1999.

Years ended December 31, 1999 and 1998. Selling, general and administrative expenses increased 26.4% to $44.0 million in 1999 from $35.0 million in 1998, due primarily to increased personnel-related costs of domestic and international development of our software products distribution channels. Selling, general and administrative expenses for 1999 included amortization of $1.3 million of goodwill relating to acquisitions compared to $1.1 million in 1998. Selling, general and administrative expenses represented 34.0% of net sales in both 1999 and 1998.


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


Other Income, Net

For the years ended December 31, 1998, 1999 and 2000, other income increased from $1.3 million in 1998 to $2.0 million in 1999 and to $5.6 million in 2000. Included in other income for 2000 was a non-recurring gain of $1.74 million relating to the sale of marketable securities held for investment. Excluding this gain, the increase in other income is directly attributable to increasing interest income on increasing investment and cash balances.

Income Tax Expense

The effective income tax rates excluding acquisition-related charges in 2000, 1999 and 1998 were 32.2%, 39.3% and 36.5% respectively. The Company recognized an income tax expense of $5.1 million in 2000, $11.6 million in 1999 and $8.1 million in 1998. The decrease in the tax expense and effective tax rate in 2000 was due in part to increases in tax exempt interest income and permanent tax benefits from the Company's foreign sales corporation.


Net Income and Net Income Per Share

Years ended December 31, 2000 and 1999. Net income was $10.7 million in 2000 as compared to $17.9 million in 1999. Excluding the nonrecurring charges related to the merger with MediaTel in 1999, net income would have been $20.8 million for 1999. Diluted net income per share, excluding the nonrecurring items, decreased to $.30 per share in 2000 from $.65 per share in 1999.

Net income was $17.9 million in 1999 as compared to $14.1 million in 1998. Excluding the non-recurring charges related to the merger with MediaTel in 1999 and the cancellation of the follow-on stock offering in 1998, net income would have increased to $20.8 million compared to the 1998 net income excluding non-recurring charges of $14.3 million. Diluted net income per share, excluding the non-recurring charges, increased to $0.65 per share in 1999 from $0.48 per share in 1998.

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments increased to $88.4 million at December 31, 2000 from $75.0 million at December 31, 1999 and from $42.7 million at December 31, 1998, due primarily from operations. Cash flow generated from operating activities was $21.1 million, $29.1 million and $18.3 million in the years ended December 31, 2000, 1999 and 1998, respectively. The positive cash flow from operating activities resulted primarily from profitable operations. Proceeds from the sale of stock options in 2000 also contributed $5.4 million which was offset by $10.4 million expended for the repurchase of stock under the Company's stock repurchase program.

In January 1996, the Company acquired RightFAX for $4.2 million in cash plus 326,000 shares of Common Stock. The business combination was accounted for as a purchase. Approximately $4.1 million of the purchase price was recognized as a nonrecurring charge in the first quarter of 1996, representing the value of purchased, in-process research and development. The remaining intangible assets are being amortized over seven years from the date of acquisition. As a result of the earn out and guaranteed value of the stock issued in the acquisition of RightFAX, the Company made payments in January 1999 and 1998 of $250,000 and $668,000 respectively, and also issued 19,600, and 104,000 additional shares of common stock, respectively.

On April 14, 1999, the Company merged with MediaTel Corporation. In connection with the merger the shareholders of MediaTel received an aggregate of approximately 3,219,192 shares of the Company's common stock, 10% of which were deposited into an escrow account to compensate the Company for certain losses that it may incur as a result of breaches of representation and warranties and other agreements by MediaTel. In addition, the Company assumed all outstanding options to purchase MediaTel shares, which became exercisable for approximately 583,400 shares of the Company's common stock. On March 27, 2000 the escrow account was terminated and the shares held therein, less approximately 10,050 shares that were returned to the Company for losses, were distributed to the former MediaTel shareholders.

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

In March of 2000 the Board of Directors authorized the use of up to $10 million to repurchase shares of the Company's common stock. The Company utilized these funds to repurchase a total of 1,057,000 shares during the second quarter of 2000. In August of 2000 the Board of Directors authorized the Company to repurchase up to $15 million worth of its common stock. As of December 31, 2000 approximately $200,000 of the authorized funds had been expended to repurchase approximately 35,000 shares. The program is ongoing, although the timing and size of repurchases, if any, are subject to market conditions, stock prices and AVT's cash position and requirements going forward.

On January 3, 2001 the Company acquired Infinite Technologies, a privately held global supplier of wireless applications and wireless infrastructure solutions. Under the terms of the merger agreement, total consideration paid will approximate $24 million. At closing, the Company paid approximately $9.1 million in cash and issued approximately 1.6 million shares of the Company's common stock. The Company will pay approximately $2.9 million in a combination of cash and the Company's common stock under a deferred payment arrangement over the next three years. In addition the Company may pay up to an additional $3.9 million in a combination of cash and the Company's common stock under an earn-out arrangement over the next three years which will be expensed as compensation by the Company. The Company will account for the business combination as a purchase.

On January 25, 2001 the Company announced that plans to form AVT Capital LLC had been canceled. Given the Company's future plans, a separate entity to focus on technology investments was no longer deemed necessary.

At December 31, 2000, the Company had a $4.0 million unsecured revolving line of credit, none of which was outstanding. The Company's line of credit expires in August 2001, and contains certain financial covenants and restrictions as to various matters. The Company is currently in compliance with all such covenants and restrictions. Borrowings under the line of credit bear interest at the bank's prime rate or its interbank offering rate plus 1.50%, at the Company's option.

The Company invested $2.8 million, $4.3 million and $3.6 million in equipment and leasehold improvements in the years ended December 31, 2000, 1999 and 1998, respectively. Equipment purchases in such years consisted primarily of computer hardware and software.

The Company expects that its current cash, cash flow from operations and available bank line of credit, will provide sufficient working capital for operations for the foreseeable future.


Additional Factors that May Affect our Business, Future Operating Results and Financial Condition

The following factors may materially adversely affect our business, financial condition or results of operations. In that event the trading price of our shares could decline and you may lose part or all of your investment, therefore, you should carefully consider the risks described below before making an investment decision.

Our recently expanded business strategy to focus on the mobile business solutions market, which is a new and unproven market, may not be successful.

In March 2001, we announced that we are expanding our business strategy to focus on the mobile business solutions market, which we believe is a higher-growth opportunity in our market. In order to implement this strategy, we will be required to design, develop and introduce competitive new wireless products, improve our marketing of such products and build credibility among customers that we are capable of delivering advanced mobile business solutions. Implementation of this strategy will involve substantial increased costs and, as a result, our expenses will increase disproportionately to revenue in the near term. Moreover, implementation on this strategy may disrupt our existing operations and distract management, which could have a material adverse effect on our operating results.

There can be no assurance that we will realize a return on our investment in the mobile business solutions market. If we are not successful in implementing our strategy, our revenue could decline. Even if we are successful, our revenue may still decrease if the market opportunity for mobile wireless solutions does not develop in the ways we anticipate. This market opportunity is in its early stages and we can not guarantee that the demand for mobile business solutions will develop as fast as we anticipate, that new technologies will not cause the market to evolve in a manner different from what we expect or that we will be able to obtain a leadership position as this market opportunity develops.

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

Failure to establish and maintain strategic relationships could limit our ability to increase sales.

Creation and maintenance of strategic relationships is important to our success because these relationships enable us to market and distribute our products to a larger customer base than we could otherwise reach through our director marketing efforts. We currently have strategic relationships with Ericsson, NEC Corporation, Fujitsu Limited, Lotus Development Corporation, Xerox Corporation and others. However, we may not be successful in creating new strategic relationships on acceptable terms, if at all. Moreover, although we view our strategic relationships as an important factor in the successful commercialization of our products and services, our current strategic partners may not view their relationships with us as significant for their own businesses and any one them could reassess their commitment to us in the future. Further, our relationships are generally non-exclusive, which means our strategic partners may develop relationships with some of our competitors. Failure of one or more of our strategic partners to successfully develop and sustain a market for our services, or the termination of one or more of our strategic relationships could adversely affect our ability to increase sales.

The integration of recent and any future acquisitions may be difficult and disruptive.

We frequently evaluate potential acquisitions of products, technologies and businesses. Since January 1997, we have made five strategic acquisitions including the January 2001 acquisition of Infinite Technologies. Our recent and any future acquisitions may direct management's attention away from the day-to-day operations of our business and may pose numerous other risks. For instance, we may not be able to successfully integrate any technologies, products, personnel or operations of companies that we may acquire.

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

In the telephony-oriented market for messaging systems, our principal competitors are independent suppliers such as Avaya Inc., Mitel Corporation, Active Voice Inc., Cisco Systems, Inc. and Callware Technologies, Inc.

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

In the market for LAN-based facsimile systems, our principal competitors are Omtool, Ltd., Optus Software, Inc., Esker, S.A. and Computer Associates International, Inc. Our fax server products also compete with vendors offering a range of alternative facsimile solutions, including operating systems containing facsimile and document transmission features, low-end fax modem products, desktop fax software, single-platform facsimile software products and customized proprietary software solutions. In the market for production facsimile systems, our principal competitors are Biscom, Inc., Esker, S.A. and Topcall International AG. In the market for document distribution products, our principal competitors include the Xpedite division of PTEK Holdings, Inc. and other telecommunications providers such as Cable & Wireless, Inc. The competitors of our newly acquired Infinite Technologies include Openwave Systems, Inc., Aether Systems, Inc. and 724 Solutions, Inc.

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

The average sales prices in our basic voice messaging products have declined due to competitive pressures. In the future, prices may decline in some of our other product lines. If the average sales prices of our more significant product lines fall, our overall gross margins will likely fall. To offset and forestall declining average sales prices, we must continue to develop product enhancements and new products with advanced features that are likely to generate higher-margin incremental revenue. If we are unable to do so in a timely manner or if our products do not achieve significant customer acceptance, our business, results of operations and financial condition may suffer. Additionally, we have experienced, as have others in our broadcast fax and document delivery markets, pricing pressures for our services.

We may be unable to adequately protect our proprietary rights.

To succeed, we must adequately protect our proprietary technology. We rely on a combination of patents, copyrights, trademarks and trade secret laws, nondisclosure and other agreements, and technical measures to protect our proprietary technology, but those measures may be insufficient. We have one patent in the area of unified messaging, but our competitors may challenge or circumvent the claims in that patent. Our current patent, or any future patents, may never provide us with any competitive advantages. Other measures that we take to protect our proprietary technology may not prevent or deter misappropriation of our technology or the development of technologies with similar characteristics. Moreover, our use of open systems architecture in the design of our products may make it easier for competitors to misappropriate or replicate our designs and developments.

Other companies may claim that we infringe their intellectual property or proprietary rights, which could cause us to incur significant expenses or be prevented from selling our products.

Our success depends on our ability to operate without infringing the patents and proprietary rights of third parties. Product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. Historically, competitors in the computer-telephony software industry have filed numerous allegations of patent infringement, resulting in considerable litigation. We have received claims of patent infringement from several parties and will probably receive additional claims in the future. While none of those claims has led to litigation, they may yet result in litigation. Any litigation, regardless of our success, would probably be costly and require significant time and attention of our key management and technical personnel. Litigation could also force us to

 . stop or delay selling, or using, products that use the challenged intellectual property;

 . pay damages for infringement;

 . obtain licenses, which may be unavailable on acceptable terms; or

 . redesign products or services that use the infringing technology.

We face risks from expansion of our international operations.

Our growth depends in part on continued expansion of our international sales. International sales generated approximately 15%, 18% and 19% of our net sales in the years ended December 31, 1998, 1999 and 2000, respectively. We have spent significant management attention and financial resources on our international operations. A significant portion of our revenues are subject to the risks associated with international sales, which include

 . difficulty adapting products to local languages and telephone system technology;

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

We may not be able to hire and retain highly skilled employees, which could affect our ability to compete effectively.

To succeed, we must attract and retain key personnel in engineering, research and development, marketing, sales, finance and administration. In particular, as we implement our recently announced strategy of focusing on mobile business solutions, we will need to hire employees with experience developing and providing wireless products and services. We also depend to a significant degree on the efforts of our senior management team. If we fail to recruit such personnel or lose the services of existing key persons in any functional area, our current operations and new product development efforts could be adversely affected. Competition for skilled personnel is intense. When our stock price is lower than our employees' stock option price, it is particularly difficult to retain skilled personnel. We do not maintain material key person life insurance.

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

The Company maintains a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as "available for sale" securities. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2000, the fair value of the portfolio would decline by an immaterial amount. Because the Company has the ability to hold its fixed income investments until maturity, it does not expect its operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on its securities portfolio.

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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To AVT Corporation:

We have audited the accompanying consolidated balance sheets of AVT Corporation (a Washington corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of MediaTel Corp., a company acquired during 1999 in a transaction accounted for as a pooling of interests, as discussed in Note 8. Such statements are included in the consolidated financial statements of AVT Corporation and represent 21% of total revenues in 1998. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for MediaTel Corp., is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of AVT Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


                                         /s/  Arthur Andersen LLP

Seattle, Washington
January 22, 2001

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


                                               /s/ PricewaterhouseCoopers LLP

San Francisco, California
February 19, 1999

           CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                AVT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                        December 31,
                                                                                        ------------
                                                                                   1999            2000
                                                                                 --------        --------
ASSETS                                                                                 (in thousands)
Current assets:
 Cash and cash equivalents.....................................................  $ 23,923        $ 36,744
 Short-term investments........................................................    51,095          51,679
 Accounts receivable, less allowance of $1,104 and $794........................    20,303          16,010
 Inventories...................................................................     5,319           6,249
 Deferred and prepaid income taxes.............................................     3,000           3,007
Prepaid expenses and other.....................................................     2,089           1,871
                                                                                 --------        --------
   Total current assets........................................................   105,729         115,560
Equipment and leasehold improvements, net......................................     6,630           6,220
Intangibles, net...............................................................     5,926           5,256
Deferred income taxes..........................................................     3,424           3,208
                                                                                 --------        --------
                                                                                 $121,709        $130,244
                                                                                 ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable...............................................................  $  5,432        $  4,914
Other current liabilities......................................................    12,748          12,329
Income taxes payable...........................................................     1,324              --
                                                                                 --------        --------
   Total current liabilities...................................................    19,504          17,243
                                                                                 --------        --------
Commitments and Contingencies (Note 6)
Shareholders' equity:
 Preferred stock, par value $.01 per share, 2,000,000 shares authorized; none
  outstanding..................................................................        --              --
 Common stock, par value $.01 per share, 120,000,000 shares authorized;
  30,637,054 and 30,666,319 outstanding........................................       306             307
 Additional paid-in capital....................................................    55,505          56,186
 Retained earnings.............................................................    45,812          56,508
 Accumulated other comprehensive income........................................       582              --
                                                                                 --------        --------
   Total shareholders' equity..................................................   102,205         113,001
                                                                                 --------        --------
                                                                                 $121,709        $130,244
                                                                                 ========        ========

 See the accompanying notes to these consolidated financial statements.

                                AVT CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                               Year Ended December 31,
                                                                               -----------------------
                                                                               1998      1999      2000
                                                                             --------  --------  --------
                                                                              (in thousands, except per
                                                                                     share data)
Net sales................................................................... $102,977  $130,224  $100,537
Cost of sales...............................................................   37,282    44,958    33,407
                                                                             --------  --------   -------
 Gross profit...............................................................   65,695    85,266    67,130
                                                                             --------  --------   -------
Operating expenses:
 Research and development...................................................    9,474    10,311    10,223
 Selling, general and administrative........................................   35,035    44,282    46,768
 Non-recurring charges......................................................      287     3,255        --
                                                                             --------  --------   -------
  Total operating expense...................................................   44,796    57,848    56,991
                                                                             --------  --------   -------
Operating income............................................................   20,899    27,418    10,139
                                                                             --------  --------   -------
Other income:
 Interest income............................................................    1,169     2,133     3,779
 Other......................................................................       89      (140)    1,864
                                                                             --------  --------   -------
  Other income..............................................................    1,258     1,993     5,643
                                                                             --------  --------   -------
Income before income tax expense............................................   22,157    29,411    15,782
Income tax expense..........................................................    8,078    11,556     5,086
                                                                             --------  --------   -------
Net income.................................................................. $ 14,079  $ 17,855  $ 10,696
                                                                             ========  ========   =======
Basic earnings per common share............................................. $   0.51  $   0.60  $   0.35
Weighted average common shares outstanding..................................   27,444    29,652    30,898
Diluted earnings per common share...........................................    $0.47     $0.56     $0.33
Weighted average common and common equivalent shares outstanding............   30,016    31,856    32,297

 See the accompanying notes to these consolidated financial statements.

                                AVT CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 Years Ended December 31, 1998, 1999 and 2000

                                                                                       Accumulated
                                                Common Stock           Additional         Other                      Total
                                         --------------------------     paid-in       Comprehensive    Retained   shareholders'
                                            Shares        Amount        capital          Income        earnings      equity
                                         -------------  -----------  --------------  ---------------  ----------  ------------
                                                                (in thousands, except share data)
Balance at December 31, 1997...........    26,231,572          262        34,057                 --      14,052        48,371
Stock issued in acquisition............       104,400            2           248                 --          --           250
Exercise of stock options..............     2,125,178           20         3,891                 --          --         3,911
Tax benefit of stock options
 exercised.............................            --           --         4,649                 --          --         4,649
Dividend declared......................            --           --            --                 --        (174)         (174)
Net income.............................            --           --            --                 --      14,079        14,079
                                          -----------      -------      --------         -----------    --------   ----------
Balance at December 31, 1998...........    28,461,150          284        42,845                 --      27,957        71,086
Exercise of stock options..............     2,175,904           22         6,597                 --          --         6,619
Tax benefit of stock options
 exercised.............................            --           --         6,063                 --          --         6,063
Unrealized gain on marketable
 securities............................            --           --            --                582          --           582
Net income.............................            --           --            --                 --      17,855        17,855
                                          -----------      -------      --------         -----------    --------   ----------
Balance at December 31, 1999...........    30,637,054          306        55,505                582      45,812       102,205
Exercise of stock options..............     1,127,177           12         5,372                 --          --         5,384
Tax benefit of stock options
 exercised.............................            --           --         5,672                 --          --         5,672
Unrealized gain on marketable
 securities............................            --           --            --               (582)         --          (582)
Stock repurchase.......................    (1,097,912)         (11)      (10,363)                --                   (10,374)
Net income.............................            --           --            --                 --      10,696        10,696
                                          -----------      -------      --------         -----------    --------   ----------
Balance at December 31, 2000...........    30,666,319      $   307       $56,186                 --     $56,508      $113,001
                                          ===========      =======      ========         ===========    ========   ==========

 See the accompanying notes to these consolidated financial statements.

                                AVT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Year Ended December 31,
                                                                            -----------------------
                                                                             1998       1999       2000
                                                                         --------   --------   --------
                                                                                  (in thousands)
Cash flows from operating activities:
 Net income............................................................  $ 14,079   $ 17,855   $ 10,696

Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization.........................................     4,064      4,882      4,945
 Non-recurring charges.................................................       287        460     (1,784)
 Stock compensation expense............................................         5         --         --
 Deferred income taxes.................................................        12     (1,220)       209
 Stock option income tax benefit.......................................     4,649      6,063      5,672
 Changes in current assets and liabilities:
  Accounts receivable, net.............................................    (4,655)    (2,740)     4,293
  Inventories..........................................................      (652)       241       (930)
  Prepaid expenses and other...........................................      (700)      (553)       218
  Accounts payable.....................................................       865        639       (518)
  Accrued compensation and benefits....................................     2,316      1,072     (1,585)
  Income taxes payable.................................................    (2,275)       418     (1,324)
  Other accrued liabilities............................................       268      2,025      1,166
                                                                         --------   --------   --------
Net cash provided by operating activities..............................    18,263     29,142     21,058
                                                                         --------   --------   --------

Cash flows from investing activities:
 Purchase of equipment and leasehold improvements......................    (3,550)    (4,276)    (2,807)
 Purchase of short-term investments, net...............................   (13,957)   (21,960)    (1,483)
 Net proceeds from the sale of investments.............................        37         --      2,101
 Other intangibles and long-term assets................................      (280)       (68)    (1,058)
                                                                         --------   --------   --------
  Net cash used in investing activities................................   (17,750)   (26,304)    (3,247)
                                                                         --------   --------   --------

Cash flows from financing activities:
 Repayment of long-term debt...........................................      (991)        --         --
 Proceeds from exercise of common stock options........................     3,906      6,619      5,384
 Dividends paid on stock...............................................      (126)        --         --
 Repurchase of common stock............................................        --         --    (10,374)

  Net cash provided by (used in) financing activities..................     2,789      6,619     (4,990)
                                                                         --------   --------   --------
  Net increase in cash.................................................     3,302      9,457     12,821
Cash and cash equivalents at beginning of period.......................    11,164     14,466     23,923
                                                                         --------   --------   --------
Cash and cash equivalents at end of period.............................  $ 14,466   $ 23,923   $ 36,744
                                                                         ========   ========   ========

Cash paid for interest.................................................  $     51   $    191   $   --
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

  On April 14, 1999, the Company merged with MediaTel Corporation. In connection with the merger the shareholders of MediaTel received an aggregate of approximately 3,219,192 shares of the Company's common stock, 10% of which were deposited into an escrow account to compensate the Company for certain losses that it may incur as a result of breaches of representation and warranties and other agreements by MediaTel. In addition, the Company assumed all outstanding options to purchase MediaTel shares, which became exercisable for approximately 583,400 shares of the Company's common stock. On March 27, 2000 the escrow account was terminated and the shares held therein, less approximately 10,050 shares that were returned to the Company for losses, were distributed to the former MediaTel shareholders.

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

Equipment and Leasehold Improvements

  Equipment and leasehold improvements are stated at cost and are depreciated on the straight-line method over the estimated useful lives of the assets, which range from three to five years. Equipment and leasehold improvements consist of the following:

                                                 December 31,
                                             -------------------
                                               1999       2000
                                             --------   --------
                                                (in thousands)
Computers and other equipment..............  $ 17,376   $ 19,786
Leasehold improvements.....................     1,176      1,398
Furniture and fixtures.....................     1,241      1,533
                                             --------   --------
                                               19,793     22,717
Less accumulated depreciation..............   (13,163)   (16,497)
                                             --------   --------
Equipment and leasehold improvements, net..  $  6,630   $  6,220
                                             ========   ========

                                AVT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --(Continued)

Long-lived assets

The Company assesses potential impairment to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely. An impairment loss is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset.


Intangibles

  Goodwill is being amortized using the straight-line method over its estimated useful life of seven years. License agreements are amortized using the straight-line method over the remaining lives of the related patents, which range from approximately 6 to 12 years. Amortization expense for the years ended December 31, 1998, 1999 and 2000 was $1,674,000, $1,818,000, and $1,726,000,
respectively.

                                             December 31,
                                          -----------------
                                             1999      2000
                                          -------   -------
                                            (in thousands)
Goodwill from CommercePath acquisition..  $ 1,829   $ 1,829
Goodwill from RightFAX acquisition......    5,906     5,906
License agreements and other............    4,583     5,639
                                          -------   -------
                                           12,318    13,374
Less accumulated amortization...........   (6,392)   (8,118)
                                          -------   -------
Intangibles, net........................  $ 5,926   $ 5,256
                                          =======   =======


Other Current Liabilities

                                          December 31,
                                     -----------------------
                                       1999           2000
                                     --------      ---------
                                          (in thousands)
Accrued compensation and benefits..  $ 5,169        $ 3,584
Deferred maintenance revenue.......    4,310          5,475
Other..............................    3,269          3,270
                                     -------        -------
Other current liabilities..........  $12,748        $12,329
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

Reclassifications

  Certain prior period balances have been reclassified to conform with the current period presentation.

                                AVT CORPORATION

Revenue Recognition

  Revenue is recognized when earned, in accordance with applicable accounting standards, including American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended. Revenue from product sales to dealers are generally recognized when related products are shipped, provided fees are fixed and determinable and collection is deemed probable. In instances where the Company has an installation obligation, revenue is recognized when product installation is complete. Costs related to insignificant customer support obligations, which include telephone support, are accrued at the time the related revenue is recorded as are estimated returns, which have not been significant. Revenues from software maintenance agreements are recognized over the contract periods, generally one-year, on a straight-line basis. Revenues from document delivery services are recognized when services are provided.

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

 The computation of diluted earnings per common share is as follows:

                                                                       Year Ended December 31,
                                                                     ---------------------------
                                                                        1998      1999      2000
                                                                     -------   -------   -------
                                                                      (in thousands, except per
                                                                           share amounts)
Diluted earnings per common share:
 Net income........................................................  $14,079   $17,855   $10,696
                                                                     -------   -------   -------
 Weighted average common shares outstanding........................   27,444    29,652    30,898
 Plus: dilutive options assumed exercised..........................    5,304     6,398     3,991
 Less: shares assumed repurchased with proceeds from exercise......   (2,732)   (4,194)   (2,592)
                                                                     -------   -------   -------
 Weighted average common and common equivalent shares outstanding..   30,016    31,856    32,297
                                                                     -------   -------   -------
 Diluted earnings per common share.................................    $0.47     $0.56   $  0.33
                                                                     =======   =======   =======

Segment Reporting

The Company has adopted Statement of Accounting Standard No. 131 "Disclosures about Segments of an Enterprise and Related Information "(SFAS No. 131). This standard is based on a management approach, which requires segmentation based upon the Company's internal organization and disclosure of revenue and operating income based upon internal accounting methods. The segment information provided reflects the two distinct business models of the Company's organizational structure: software products and e-document delivery services. Interest and other debt expense, provision for income taxes, interest income and gains and losses on the disposition of marketable securities are centrally managed at the corporate level and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by the Company's management. Reconciling items include corporate expense items and non-recurring charges which are not allocated to operating segments. The Company's assets are managed on a company-wide basis versus by segment and accordingly, asset information is not reported.

                                AVT CORPORATION

                                                       Software    E-document   Reconciling
                                                       Products     Services      Amounts      Total
                                                       --------    ----------   -----------   --------
                                                                        (in thousands)
Year ended December 31, 2000
Net Sales......................................        $ 75,589     $24,948       $     -     $100,537
Operating Income...............................           6,959       4,612        (1,432)      10,139

Year ended December 31, 1999
Net Sales......................................        $102,860     $27,364       $     -     $130,224
Operating Income...............................          31,076       5,581        (9,239)      27,418

Year ended December 31, 1998
Net Sales......................................        $ 81,126     $21,851       $     -     $102,977
Operating Income...............................          17,282       3,904          (287)      20,899


Concentration of Credit Risk; Export Sales

  The Company achieves broad U.S. market coverage for its products primarily through a nationwide network of telephony-oriented dealers and computer-oriented value-added resellers. For the years ended December 31, 1998, 1999 and 2000, no customer represented more than 10% of the Company's net sales. The Company performs ongoing credit evaluations of its customers' financial conditions and, generally, no collateral is required.

 The Company's sales by country were as follows:

                                 Year Ended December 31,
                                 -----------------------
                                1998      1999      2000
                              --------  --------  --------
                                     (in thousands)
United States...............  $ 88,019  $106,340  $ 81,655
Canada......................     3,914     3,965     3,071
United Kingdom..............     3,307     4,650     6,018
Other.......................     7,737    15,269     9,793
                              --------  --------  --------
                              $102,977  $130,224  $100,537
                              ========  ========  ========

2. Income Taxes

  Income taxes are provided for in the consolidated statements of income using the asset and liability method. The difference between the provision for income taxes and the statutory tax rate applied to income before income tax expense is due to certain expenses not being deductible for tax purposes and research and experimentation credits offset by tax exempt interest income and permanent tax benefits from the Company's foreign sales corporation.

 The following is a reconciliation from the U.S. statutory rate to the effective tax rate:

                                                    Year Ended December 31,
                                                    -----------------------
                                             1998               1999              2000
                                             ----               ----              ----
                                       Amount      %      Amount      %      Amount    %
                                       ------   ------   -------   ------   -------  -----
                                                      (dollars in thousands)
Tax at statutory rate................  $7,533     34.0   $10,294     35.0%   $5,524   35.0%
Research and experimentation credit..    (150)    (0.7)      (26)      --        --     --
Nondeductible merger costs...........      --       --       894      3.0        --     --
Nondeductible goodwill amortization..     319      1.5       379      1.3       358    2.2
Nontaxable interest income...........    (227)    (1.0)     (515)    (1.8)     (795)  (5.0)
State taxes and other................     603      2.7     1,158      3.9       970    6.2
FSC Benefit..........................      --       --      (628)    (2.1)     (971)  (6.2)
                                       ------     ----   -------     ----    ------   ----
Income tax expense...................  $8,078     36.5%  $11,556     39.3%   $5,086   32.2%
                                       ======     ====   =======     ====    ======   ====

                                AVT CORPORATION

Income tax expense and cash paid for income taxes are as follows:

                                  Year Ended December 31,
                                  -----------------------
                                1998        1999       2000
                               ------     --------    ------
                                       (in thousands)
Current.....................   $7,863     $12,776     $2,595
Deferred....................      215      (1,220)     2,491
                               ------      ------     ------
 Total income tax expense...   $8,078     $11,556     $5,086
                               ======     =======     ======
Cash paid for income taxes..   $5,672     $ 5,237     $  564
                               ======     =======     ======

Deferred taxes result from temporary differences relating to items that are expensed for financial reporting, but are not currently deductible for income tax purposes.

Significant components of the Company's deferred tax asset as of December 31, 1999 and 2000 are as follows:

                                                    December 31,
                                                   --------------
                                                     1999    2000
                                                   ------  ------
                                                   (in thousands)
Deferred tax assets and prepaid income taxes:
  Accounts receivable allowances.................  $  404  $  291
  Inventories....................................     461      98
  Depreciation and amortization..................       -     201
  Accrued compensation and benefits..............     349     546
  Purchased in-process research and development..   3,397   3,208
  Deferred maintenance revenue...................   1,529      --
  Other..........................................     284   1,871
                                                   ------  ------
 Deferred tax assets and prepaid income taxes....  $6,424  $6,215
                                                   ======  ======

3. Shareholders' Equity

The Company has stock option plans under which employees, directors, officers and other agents may be granted options to purchase common stock. The Company has reserved approximately 13,900,000 shares of common stock for issuance pursuant to these plans upon exercise of outstanding options and upon exercise of options to be granted in the future. Options generally vest over three to four years and expire 10 years from the date of grant. The options are exercisable at prices determined at the discretion of the Board of Directors. The Company accounts for these plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized and is based on the difference between the exercise price and fair market value at the date of grant, if any. Had compensation cost for stock option grants made in 1998, 1999 and 2000 been determined using the fair value method consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                AVT CORPORATION

                                        Year Ended December 31,
                                        -----------------------
                                     1998         1999        2000
                                   -------      -------     -------
                                 (in thousands expect per share data)
  Net Income:     As Reported      $14,079      $17,855     $10,696
                  Pro Forma..      $11,830      $15,622     $ 5,967
  Basic EPS:      As Reported      $  0.51      $  0.60     $  0.35
                  Pro Forma..      $  0.43      $  0.53     $  0.19
  Diluted EPS:    As Reported      $  0.47      $  0.56     $  0.33
                  Pro Forma..      $  0.40      $  0.56     $  0.21

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the year ended December 31, 2000: risk-free interest rates of 6.85%; expected lives of five years; expected volatility of 31%; and $0 dividends. For 1999 the assumptions were: risk-free interest rates of 6.85%; expected lives of five years; expected volatility of 43%; and $0 dividends. For 1998 the following assumptions were used: risk-free interest rates of 6.25%; expected lives of five years; expected volatility of 44%; and $0 dividends.


Stock Option Plans

A summary of the status of the Company's stock option plans at December 31, 1998, 1999 and 2000, and the changes during the years then ended, is presented in the table and narrative below:

                                               1998                    1999                    2000
                                            ----------              ----------              ----------
                                             Wtd. Avg.               Wtd. Avg.               Wtd. Avg.
                                         Shares   Ex. Price    Shares    Ex. Price    Shares    Ex. Price
                                      ----------  ---------  ----------  ---------  ----------  ---------
Outstanding at beginning of period..   6,251,520     $2.67    5,797,974     $ 4.94   6,832,782     $ 9.63
Granted.............................   1,807,700     $9.25    3,301,590     $13.97   3,266,963     $13.53
Exercised...........................  (2,063,918)    $1.77   (1,957,540)    $ 3.13  (1,092,977)    $ 4.84
Canceled............................    (197,328)    $5.53     (309,242)    $10.61    (733,349)    $15.00
                                      ----------     -----   ----------     ------  ----------     ------
Outstanding at end of period........   5,797,974     $4.94    6,832,782     $ 9.63   8,273,419     $11.34
                                      ==========             ==========             ==========
Exercisable at end of period........   3,009,316     $2.84    2,419,218     $ 4.58   2,821,390     $ 8.00
                                      ==========             ==========             ==========
Weighted average fair value of
 options granted....................                 $4.56                  $ 5.89                 $ 4.04

Options outstanding have exercise prices ranging from $0.40 to $28.13 per share, with weighted average remaining contractual lives of 7.4, 8.0and 8.0 years at December 31, 1998, 1999 and 2000, respectively. At December 31, 2000, 1,612,961 shares of the Company's common stock were available for future grant under the Company's stock option plans.

In December, 2000, the board of directors authorized the establishment of a non-officer employee stock compensation plan and reserved one million shares to be used under the plan. Subsequent to year end the board of directors allocated an additional four million shares to the plan. At December 31, 2000 no grants had been made under this plan. In January, 2001 options to purchase 287,350 shares were granted as part of the acquisition of Infinite Technologies.

Information relating to stock options outstanding and stock options exercisable at December 31, 2000 is as follows:

                                AVT CORPORATION

                                         Options Outstanding              Options Exercisable
                             ------------------------------------------  ---------------------
                                               Wtd. Avg.
                                                Remaining    Wtd. Avg.               Wtd. Avg.
 Range of Exercise Prices       Shares    Contractual Life   Ex. Price     Shares    Ex. Price
 ------------------------     ---------   ----------------   ---------   ----------  ---------
$0.00  - $2.81............      253,216                  4      $ 1.97     240,193      $ 1.97
$2.82  - $5.63............    1,269,066                  6      $ 4.01     904,934      $ 3.58
$5.64  - $8.44............    1,611,919                  9      $ 6.45     508,577      $ 7.26
$8.45  - $11.25...........      837,308                  8      $10.31     266,311      $10.44
$11.26 - $14.06...........    2,914,536                  8      $12.70     749,121      $12.86
$14.07 - $28.13...........    1,387,374                  9      $23.19     152,254      $18.06
                              ---------   ----------------    --------   ---------    --------
                              8,273,419                  8      $11.34   2,821,390      $ 8.00
                              =========   ================    ========   =========    ========

 Warrants

  At December 31, 2000, there were outstanding warrants to purchase 125,504 shares of the Company's common stock at $3.34 per share. The warrants were issued in connection with an acquisition made in 1997and expire January 3, 2002.


4. Line of Credit

  At December 31, 2000, the Company had a $4.0 million unsecured revolving line of credit, none of which was used during the years ended December 31, 1999 and 2000. The Company's line of credit expires in August 2001, and contains certain financial covenants and restrictions as to various matters, including the Company's ability to pay cash dividends without the bank's prior approval. The Company is currently in compliance with such financial covenants and restrictions. Borrowings under the line of credit bear interest at the bank's prime rate or, at the Company's option, its interbank offering rate plus 1.50%. At December 31, 2000, the bank's prime rate was 9.5%, and its interbank offering rate was 6.56%.

5. Short-Term Investments

  The Company has classified its investments as "available-for-sale" and recorded these investments at estimated fair value, with unrealized gains and losses, when material, reported in other comprehensive income.

  Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income over the term of the investment. The cost of securities sold is based upon the specific identification method. Available-for-sale securities as of December 31, 1999 and 2000 consisted primarily of municipal notes and bonds whose amortized cost approximates estimated fair value. As of December 31, 1999 and 2000 average maturity for these investments was ten and eight months respectively.

  In the first quarter 2000 a non-recurring gain of $1,784,000 was realized from the sale of marketable securities held for investment and included in other income.

                                AVT CORPORATION

6.  Commitments and Contingencies

Leases

  The Company leases its office space under noncancelable operating leases. Rent expense under the noncancelable leases amounted to $1,290,000 in 1998, $2,154,000 in 1999 and $2,241,000 in 2000. Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

   2001.....................................................   $2,295
   2002.....................................................    1,348
   2003.....................................................      407
   2004.....................................................       94
                                                               ------
                                                               $4,144
                                                               ======

Retirement Savings Plan

  The Company offers a 401(k) profit-sharing plan to substantially all of its employees. Company contributions are determined annually and are at the discretion of the Board of Directors. Cash contributions made to the plan in 1998, 1999 and 2000 were $235,000, $416,000 and $677,000 respectively.


License Agreements

  In connection with the acquisition of a business in 1989, the Company agreed to make royalty payments from future sales of the Company's products, up to a maximum of $2,800,000 in total, payable up to $70,000 per quarter, before adjustment for increases in the consumer price index. In February 1995, the Company made a prepayment of $1,808,000 to satisfy this royalty commitment. This intangible is being amortized over the remainder of the original agreement's term (67 months). Amounts charged to expense under this agreement were $324,000 in each of 1998, 1999 and $214,000 in 2000. As of December 31, 2000, the
prepayment had been fully amortized.

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

  In July 1996, the Company renegotiated its royalty obligation for the second license by issuing a note in the amount of $450,000, payable over two quarters, with the first installment paid upon the signing of the agreement. The Company accrued interest expense at an imputed rate of 8.5% per annum. This note was satisfied at December 31, 1996. The Company recorded an intangible for this prepayment in the amount of $446,000. The intangible is being amortized on a straight-line basis over the remaining average lives of the related patents (approximately seven years). Amounts charged to expense for the two nonexclusive licenses were $212,000 in each of 1998, 1999 and 2000.

                                AVT CORPORATION

Legal Proceedings

   In March 2000 several class-action lawsuits were filed in the United States District Court for the Western District of Washington alleging that during the period January 20, 2000 through March 17, 2000, the Company and several officers and directors made or participated in misrepresentations about the Company's ability to achieve revenue expectations for the first quarter of 2000. The court has approved appointment of three plaintiffs to act as Lead Plaintiffs and has consolidated all lawsuits into a single action. No class has been certified. On January 25, 2001, the Court granted AVT's motion to dismiss the consolidated complaints on the grounds that "none of the four events relied upon by plaintiffs, whether considered separately or in combination, gives rise to a strong inference that any of the defendant directors or officers acted with knowledge or deliberate recklessness." The Court dismissed the claims against four AVT officers and directors with prejudice. Based on additional representations made by plaintiffs' counsel at oral argument, the Court granted plaintiffs' request that they be allowed to file an amended complaint to attempt to correct the legal deficiencies the Court identified in the consolidated complaint as to AVT and two officers. Plaintiffs filed their Second Consolidated Amended Complaint on February 25, 2001. AVT and the two remaining individual defendants have filed a motion to dismiss the Second Consolidated Amended Complaint with prejudice. That motion is scheduled to be considered by the Court in April 2001. The Company believes that the allegations of the lawsuits are without merit and intends to continue to vigorously defend the lawsuit if the claims are not dismissed.


7.  Valuation and Qualifying Accounts

                                    Balance at    Charged to   Charged                    Balance
                                    beginning     costs and    to other                   at end
          Description               of period      expenses    accounts   Deductions(1)   of period
                                    ---------     ----------   --------   -------------   ---------
                                                            (in thousands)
Allowance for doubtful accounts:
    December 31, 1998.............     $  909         309         --            289         $  929
    December 31, 1999.............     $  929         727         --            552         $1,104
    December 31, 2000.............     $1,104         217         --            527         $  794

(1) Amounts include write-offs of accounts receivable deemed uncollectable.

8. Businesses Acquired

  On April 14, 1999, the Company merged with MediaTel Corporation. In connection with the merger the shareholders of MediaTel received an aggregate of approximately 3,219,192 shares of the Company's common stock, 10% of which were deposited into an escrow account to compensate the Company for certain losses that it may incur as a result of breaches of representation and warranties and other agreements by MediaTel. In addition, the Company assumed all outstanding options to purchase MediaTel shares, which became exercisable for approximately 583,400 shares of the Company's common stock. On March 27, 2000 the escrow account was terminated and the shares held therein, less approximately 10,050 shares that were returned to the Company for losses, were distributed to the former MediaTel shareholders. This transaction was accounted for as a pooling of interests.

  The following summarizes amounts reported by the Company and MediaTel prior to the merger for the year ended December 31, 1998 and the quarter ended March 31, 1999.

                      Year Ended December 31,  Quarter Ended March 31,
                      -----------------------  -----------------------
                               1998                     1999
                               ----                     ----
                                       (in thousands)
Net Sales
 AVT................        $ 81,126                  $22,621
 MediaTel...........          21,851                    6,222
                            --------                  -------
  Combined                  $102,977                  $28,843
                            ========                  =======
Net Income
 AVT................        $ 11,610                  $ 3,313
 MediaTel...........           2,469                      629
                            --------                  -------
  Combined                  $ 14,079                  $ 3,942
                            ========                  =======

                                AVT CORPORATION

9. Subsequent Events

  On January 3, 2001 the Company acquired Infinite Technologies, a privately held global supplier of wireless applications and wireless infrastructure solutions. Under the terms of the merger agreement, total consideration paid will approximate $24 million. At closing, the Company paid approximately $9.1 million in cash and issued approximately 1.6 million shares of the Company's common stock. The Company will pay approximately $2.9 million in a combination of cash and the Company's common stock under a deferred payment arrangement over the next three years. In addition the Company will pay up to an additional $3.9 million in a combination of cash and the Company's common stock under an earn-out arrangement over the next three years which will be expensed as compensation by the Company. The Company will account for the business combination as a purchase. In connection with the acquisition, the Company expects to record a one-time charge in the first quarter of 2001 for acquired research and development and other items in the amount of approximately $2 million. (unaudited)

  On January 25, 2001, the Company announced that its board of directors had adopted a shareholder rights plan and declared a dividend distribution of one preferred share purchase right on each outstanding share of AVT. The Rights will be exercisable only if a person or group acquires 15 percent or more of AVT's common stock or announces a tender offer. Each Right entitles shareholders to buy one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $50. The nontaxable dividend distribution was made on February 2, 2001. The Rights expire January 24, 2011.

  On March 15, 2001, the Company announced a new business strategy based on the Mobile Business Solutions market. In conjunction with this announcement the Company announced the consolidation of its two primary product groups, Computer Telephony Software Group and Document Exchange Software Group, resulting in a 14% reduction of its workforce and an expected one-time charge of approximately $1 million.

10.   Consolidated Quarterly Financial Data and Market Information
(unaudited)

                                                                 Quarter Ended
                               ---------------------------------------------------------------------------------
                               March 31,  June 30,  Sept. 30,  Dec. 31,  March 31,  June 30,  Sept. 30, Dec. 31,
                                  1999      1999      1999       1999      2000       2000      2000      2000
                               ---------  --------  ---------  --------  --------   --------  --------  --------
                                                           (in thousands except per share data)
Net sales..................     $28,843    $31,864    $33,247  $36,270   $24,875    $25,240    $25,412  $25,010
Cost of sales..............      10,174     11,322     11,558   11,904     8,594      8,548      8,228    8,038
                                -------    -------    -------  -------   -------   --------    -------  -------
Gross profit...............      18,669     20,542     21,689   24,366    16,281     16,692     17,184   16,972
Operating expenses:
 Research and development..       2,621      2,357      2,565    2,768     2,463      2,494      2,541    2,725
 Selling, general and
  administrative...........      10,277     11,073     11,151   11,782    10,827     11,724     12,066   12,151
 Non-recurring charges.....          --      2,388         --      867        --         --         --       --
                                -------    -------   --------  -------   -------    -------    -------  -------
 Total operating expenses..      12,898     15,818     13,716   15,417    13,290     14,218     14,607   14,876
                                -------    -------   --------  -------   -------    -------    -------  -------

Operating income...........       5,771      4,724      7,973    8,949     2,991      2,474      2,577    2,096
Other income, net..........         427        384        512      670     2,558        930        951    1,190
                                -------    -------   --------  -------   -------    -------    -------  -------
Income before income tax
 expense...................       6,198      5,108      8,485    9,619     5,549      3,404      3,528    3,286
Income tax expense.........       2,256      2,710      3,100    3,489     1,998      1,192      1,235      661
                                -------    -------   --------  -------   -------    -------    -------  -------
Net income.................     $ 3,942    $ 2,398   $  5,385  $ 6,130   $ 3,551    $ 2,212    $ 2,293  $ 2,625
                                =======    =======   ========  =======   =======    =======    =======  =======
Diluted earnings per common
 share (1).................     $  0.13    $  0.08   $   0.17  $  0.19   $  0.10    $  0.07    $  0.07  $  0.08
Net income excluding
 nonrecurring Items........     $ 3,942    $ 4,786   $  5,385  $ 6,685   $ 3,551    $ 2,212    $ 2,293  $ 2,625
Diluted earnings per
 common share excluding
 nonrecurring items(1).....     $  0.13    $  0.15   $  0.17   $  0.20   $  0.10    $  0.07    $  0.07  $  0.08
Weighted average common and
 common equivalent shares
 outstanding...............      31,332     31,934     32,726   33,156    33,841     31,884     31,119   31,103
Stock price range (2)
 High......................     $ 15.47    $ 19.06    $ 20.25  $ 23.75   $ 36.13    $ 12.25    $  7.50  $  6.56
 Low.......................     $ 10.07    $  9.13    $ 12.94  $ 13.07   $  9.50    $  5.75    $  4.75  $  4.38

(1) Earnings per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share amounts will not necessarily equal the total for the year.
(2) The Company's common stock is traded on the Nasdaq National Market under the symbol "AVTC." As of December 31, 2000, there were approximately 174 shareholders of record of the Company's common stock. The Company has not paid any cash dividends on its common stock. The Company intends to retain any future earnings to fund the development and growth of its business, and therefore, does not currently anticipate paying any cash dividends in the foreseeable future.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.


                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item is incorporated by reference to AVT's proxy statement for its 2001 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2000.

Item 11.  EXECUTIVE COMPENSATION

  The information required by this item is incorporated by reference to AVT's proxy statement for its 2001 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2000.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated by reference to AVT's proxy statement for its 2001 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2000.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated by reference to AVT's proxy statement for its 2001 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2000.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A. LIST OF DOCUMENTS FILED AS A PART OF THIS REPORT

  1. Index financial statements

     .   Consolidated Balance Sheets--December 31, 2000 and 1999
     .   Consolidated Statements of Income--Years ended December 31, 2000, 1999 and 1998
     .   Consolidated Statements of Shareholders' Equity--Years ended December
          31, 2000, 1999 and 1998
     .   Consolidated Statements of Cash Flows--Years ended December 31, 2000,
          1999 and 1998
     .   Notes to Consolidated Financial Statements
     .   Report of Independent Public Accountants
  2. Index to Financial Statement Schedules
     None
  3. Index to Exhibits

  Exhibit No.    Description
  -----------    -------------------------------------------------------------------------------------------------------------------
    3.1         Restated Articles of Incorporation of AVT Corporation (A)(Exhibit 3.1)
    3.2         Amended and Restated Bylaws of AVT Corporation (A)(Exhibit 3.2)
    4.1         Form of Warrant, dated January 3, 1997, issued by Applied Voice Technology, Inc. to shareholders of Telcom
                 Technologies, Inc. (B) (Exhibit 4.1)
    4.2         Rights Agreement, dated as of January 24, 2001, between AVT Corporation and Mellon Investor Services, LLC.
                 (C) (Exhibit 2.1)
   10.1         1994 Nonemployee Directors Stock Option Plan (A) (Exhibit 10.1)
   10.2         AVT Corporation Restated 1989 Stock Option Plan (D) (Exhibit 99.4)
   10.3         Management Incentive Compensation Plan (A) (Exhibit 10.4)
   10.4         Employment Agreement dated May 1, 1993 between Applied Voice Technology, Inc. and Richard J. LaPorte (A) (Exhibit
                 10.5)
   10.5         Form of Indemnification Agreement between Applied Voice Technology and each of its directors and officers (A)
                 (Exhibit 10.6)
   10.6         Lease Agreement dated June 30, 1989 between Riggs National Bank of Washington D.C. and Applied Voice Technology,
                 Inc. as amended (A) (Exhibit 10.11)
   10.7         Second Amendment to Lease Agreement dated February 1, 1995 between Riggs National Bank of Washington D.C. and
                 Applied Voice Technology, Inc. (E) (Exhibit 10.11)
   10.8         Third Amendment to Lease Agreement dated May 28, 1997 between Riggs National Bank of Washington D.C. and Applied
                 Voice Technology, Inc. (F) ( Exhibit 10.10)
   10.9         Lease Agreement dated May 28, 1997 between Riggs National Bank of Washington D.C. and Applied Voice Technology, Inc.
                 (F) Exhibit 10.11)
  10.10         Fourth Amendment to Lease Agreement dated November 9, 2000 between Riggs National Bank of Washington D.C. and
                 Applied Voice Technology, Inc.
 #10.11         Amended Patent License Agreement dated September 29, 1995 between Syntellect Technology Corp. and Applied Voice,
                 Technology Inc. (G) (Exhibit 10.1)
  10.12         Master Software Manufacturing License Agreement dated June 11, 1992 between Intelligent Environments Inc. and
                 Applied Voice Technology, Inc. as amended (A) (Exhibit 10.16)
  10.13         Employment Agreement dated April 14, 1999 between AVT Corporation and David Sohm (H) (Exhibit 10.19)
  10.14         Loan Agreement and Promissory Note dated August 15, 1999 between U.S. Bank of Washington and AVT Corporation (H)
                 (Exhibit 10.20)
  10.15         Agreement and Plan of Merger among AVT Corporation, Raven Acquisition Corp., Infinite Technologies, Inc. and the
                 stockholders of Infinite, dated as of January 3, 2001. (I) (Exhibit 10.1)
  10.16         Escrow Agreement among AVT Corporation, Raven Acquisition Corp., Brett Warthen, as Shareholder Representative, and
                 Mellon Investor Services, LLC, escrow agent, dated as of January 3, 2001. (I) (Exhibit 10.2)
  10.17         AVT Corporation 2000 Non-Officer Employee Stock Compensation Plan.
  10.18         Employment Agreement, dated October 26, 2000, between AVT Corporation and David Anastasi.
  10.19         Nonqualified Stock Option Letter Agreement, dated November 15, 2000 between AVT Corporation and David Anastasi.
  10.20         Nonqualified Stock Option Letter Agreement, dated December 14, 2000 between AVT Corporation and Tom Ryan.
   21.1         Subsidiaries of AVT Corporation
   23.1         Consent of Arthur Andersen, LLP
   23.2         Consent of PriceWaterhouseCoopers LLP

_________________
(A) Previously filed with, and incorporated herein by reference to, designated exhibits to Registration Statement on Form S-1 of Applied Voice Technology, Inc. File No. 333-85452.
(B) Previously filed with, and incorporated by reference to, designated exhibit to the Company's Current Report on Form 8-K dated January 3, 1997, File No. 0-25186.
(C) Previously filed with, and incorporated by reference to, designated exhibit to the Company's Registration Statement on Form 8-A, filed on February 2, 2001, File No. 0-25186.
(D) Previously filed with, and incorporated by reference to, designated exhibit to Registration Statement on form S-8 of AVT Corporation, File No. 333-38570.
(E) Previously filed with, and incorporated by reference to, designated exhibit to the Company's 1995 Annual Report on form 10-K, file No. 0-25186.
(F) Previously filed with, and incorporated by reference to, designated exhibit to the Company's 1997 Annual Report on Form 10-K, File No. 0-25186.
(G) Previously filed with, and incorporated by reference to, designated exhibit to the Company's Quarterly Report on Form 10Q for the quarter ended September 30, 1995, File No. 0-25186.
(H) Previously filed with, and incorporated by reference to, designated exhibit to the Company's 1999 Annual Report on form 10-K, File No. 0-25186.
(I) Previously filed with, and incorporated by reference to, designated exhibit to the Company Current Report on Form 8-K dated January 7, 2001, file No. 0-25186.
 #  Confidential treatment requested for a portion of this agreement.


B.  Reports on Form 8-K

  The Company did not file any reports on Form 8-K during the quarter ended December 31, 2000.

SIGNATURES

  Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned, thereunto duly authorized, in the City of Kirkland, State of Washington, on the 29th day of March, 2001.


                                       AVT CORPORATION

                                       By: /s/ DAVID P. ANASTASI
                                       -------------------------
                                       David P. Anastasi
                                       President and Chief Executive Officer

  Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities indicated below on the 29th day of March, 2001.

       Signature                                Title

/s/ DAVID P. ANASTASI        President, Chief Executive Officer and Director
-------------------------    (Principal Executive Officer)
David P. Anastasi

/s/ JEFFERY B. DECILLIA      Executive Vice President and Chief Financial
-------------------------    Officer (Principal Financial and Accounting
Jeffrey B. deCillia          Officer)

/s/ RICHARD J. LAPORTE       Chairman of the Board
-------------------------
Richard J. LaPorte

/s/ JAMES S. CAMPBELL        Director
-------------------------
James S. Campbell

/s/ ROBERT L. LOVELY         Director
-------------------------
Robert L. Lovely

/s/ ROBERT  F. GILB          Director
-------------------------
Robert F. Gilb

/s/ JOHN A. KELLEY           Director
-------------------------
John A. Kelley