Form 10-Q
period 2001-03-31
CAPTARIS INC
filed 2001-05-14
CIK 931784

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ----------------------

                                   FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                 for the quarterly period ended March 31, 2001


                        Commission File Number 0-25186

                                CAPTARIS, INC.
             ----------------------------------------------------
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



The number of outstanding shares of the Registrant's Common Stock as of May 8, 2001 was 32,367,641.

================================================================================

                                 CAPTARIS, INC.

                                   FORM 10-Q
                      For the Quarter Ended March 31, 2001

                               Table of Contents

                                                                                                 Page
                                                                                                 ----

PART I.   Financial Information

          Item 1.  Financial Statements (unaudited)..............................................   3

          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.....................................................  10

          Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................  19

PART II.  Other Information

          Item 1.  Legal Proceedings.............................................................  20

          Item 6.  Exhibits and Reports on Form 8-K..............................................  20

Signatures.......................................................................................  21

                        Part I.  FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS


                                 CAPTARIS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)


                                                                           March 31,             December 31,
                                                                             2001                    2000
                                                                       ----------------        ----------------
                                 ASSETS                                              (in thousands)
Current assets:
     Cash and cash equivalents                                              $ 23,634                 $ 36,744
     Short-term investments                                                   53,123                   51,679
     Accounts receivable, net                                                 13,259                   16,010
     Inventories                                                               6,291                    6,249
     Deferred and prepaid income taxes                                         5,665                    3,007
     Prepaid expenses and other                                                1,999                    1,871
                                                                       ----------------        ----------------
                         Total current assets                                103,971                  115,560

Equipment and leasehold improvements, net                                      6,903                    6,220
Goodwill, intangibles and other, net                                          22,305                    5,256
Deferred income taxes                                                          3,208                    3,208
                                                                       ----------------        ----------------
                                                                            $136,387                 $130,244
                                                                       ================        ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                       $  3,304                 $  4,914
     Accrued compensation and benefits                                         4,238                    3,584
     Other accrued liabilities                                                 9,893                    8,745
     Current portion of note payable                                             469                        -
                                                                       ----------------        ----------------
                         Total current liabilities                            17,904                   17,243
                                                                       ================        ================

Note payable, net of current portion                                             881                        -

Commitments and contingencies


Shareholders' equity:
     Preferred stock, par value $.01 per share, 2,000,000
        authorized; none outstanding                                               -                        -
     Common stock, par value $.01 per share, 120,000,000
        authorized; 32,332,141 and 30,666,319 shares
         outstanding, respectively, and additional
          paid-in capital                                                     66,031                   56,493
     Retained earnings                                                        51,571                   56,508
                                                                       ----------------        ----------------
                         Total shareholders' equity                          117,602                  113,001
                                                                       ----------------        ----------------
                                                                            $136,387                 $130,244
                                                                       ================        ================


          See accompanying notes to consolidated financial statements.

                                 CAPTARIS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)


                                                                                Quarter ended
                                                                                   March 31,
                                                                        --------------------------------
                                                                           2001                  2000
                                                                        -----------          -----------
                                                                     (in thousands, except per share data)
Net sales                                                                $ 20,428             $ 24,875
Cost of sales                                                               7,347                8,594
                                                                        -----------          -----------
          Gross profit                                                     13,081               16,281

Operating expenses:
     Research and development                                               3,390                2,463
     Sales, general and administrative                                     15,205               10,827
     Non-recurring charges                                                  2,942                    -
                                                                        -----------          -----------
          Total operating expenses                                         21,537               13,290
                                                                        -----------          -----------
Operating (loss) income                                                    (8,456)               2,991
Other income, net                                                             860                2,558
                                                                        -----------          -----------
(Loss) Income before income taxes                                          (7,596)               5,549
Income tax (benefit) provision                                             (2,659)               1,998
                                                                        -----------          -----------
Net (loss) income                                                        $ (4,937)            $  3,551
                                                                        ===========          ===========

Basic net (loss) income per common share                                 $  (0.15)            $   0.11

Weighted average common shares outstanding                                 32,232               31,255

Diluted net (loss) income per common share                               $  (0.15)            $   0.10

Weighted average common and common equivalent shares
 outstanding                                                               32,232               33,841


          See accompanying notes to consolidated financial statements.

                                 CAPTARIS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                                                                     Three months ended
                                                                                           March 31,
                                                                           ----------------------------------------
                                                                               2001                        2000
                                                                           ------------                ------------
                                                                                         (in thousands)
Cash flows from operating activities:
     Net (loss) income                                                         $ (4,937)                   $  3,551
                                                                           ------------                ------------
Adjustments to reconcile net income to net cash
         provided by operating activities:
     Depreciation and amortization                                                1,963                       1,292
     Deferred and prepaid income taxes                                           (2,659)                     (2,342)
     Gain on sale of marketable securities                                            -                      (1,784)
     Purchased in-process research and development, expensed                      1,900
     Stock option income tax benefit                                                  -                       5,128
     Changes in current assets and liabilities:
         Accounts receivable                                                      2,948                       4,465
         Inventories                                                                (31)                       (292)
         Prepaid expenses and other assets                                          (31)                       (317)
         Accounts payable                                                        (2,178)                     (1,425)
         Accrued compensation and benefits                                          650                       1,577
         Other accrued liabilities                                                  808                      (1,293)
         Federal income taxes payable                                                 -                      (1,324)
                                                                           ------------                ------------
              Net cash (used) provided by operating activities                   (1,567)                      7,236
                                                                           ------------                ------------
Cash flows from investing activities:
     Purchase of equipment and leasehold improvements                            (1,258)                       (610)
     Purchase of short-term investments, net                                     (1,444)                    (10,624)
     Proceeds from sale of marketable securities                                      -                       2,101
     Cash paid in acquisition, net                                               (8,800)
     Purchase of intangibles and other long-term assets                             (41)                          -
                                                                           ------------                ------------
               Net cash used by investing activities                            (11,543)                     (9,133)
                                                                           ------------                ------------

Cash flows from financing activities:
     Proceeds from exercise of stock options                                          -                       3,678
                                                                           ------------                ------------
               Net cash provided by financing activities                              -                       3,678
                                                                           ------------                ------------
Net (decrease) increase in cash and cash equivalents                            (13,110)                      1,781

Cash and cash equivalents at beginning of period                                 36,744                      23,923
                                                                           ------------                ------------
Cash and cash equivalents at end of period                                     $ 23,634                    $ 25,704
                                                                           ============                ============

Supplementary disclosures of cash flows:
     Cash paid for income taxes                                                $      -                    $     31


          See accompanying notes to consolidated financial statements.

                                 CAPTARIS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)



1.   Interim Financial Statements

     The accompanying consolidated financial statements of Captaris, Inc. and subsidiaries (the Company) are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of future financial results.

     Certain notes and other information have been condensed or omitted from the interim financial statements presented in this quarterly report on Form 10-Q. Accordingly, these financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


2.   Businesses Acquired

     On January 3, 2001 the Company acquired all of the outstanding stock of Infinite Technologies, a privately held global supplier of wireless applications and wireless infrastructure solutions for a total consideration of $24,083,000. At closing, the Company paid approximately $9.1 million in cash and issued 1,631,600 shares of the Company's common stock valued at $8,058,000. The Company will pay approximately $2,900,000 in a combination of cash and the Company's common stock under a deferred payment arrangement over the next three years, which was recorded at the time of closing as a note payable of $1,351,000, net of imputed interest, and stock to be issued totaling $1,480,000. In addition the Company will pay up to an additional $3,900,000 in a combination of cash and the Company's common stock under an earn-out arrangement over the next three years which will be expensed as compensation by the Company. The Company has accounted for the business combination as a purchase. In connection with the acquisition, the Company recorded a one-time charge in the first quarter of 2001 related to purchased in-process research and development in the amount of $ 1.9 million. The total consideration of $24,083,000 was allocated as follows:

                                                                               (in thousands)
      Goodwill                                                                        $ 8,383
      Purchased in-process research & development, expensed                             1,900
      Other intangibles                                                                 9,900
                                                                            --------------------
      Total purchase price                                                             20,183
                                                                            --------------------
      Earn-out                                                                          3,900
                                                                            --------------------
      Total consideration                                                             $24,083
                                                                            ====================

All goodwill and identified intangibles associated with the acquisition are being amortized over lives ranging from two to seven years.

                                 CAPTARIS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


3.   Segment Reporting

     The Company has adopted Statement of Accounting Standard No. 131 "Disclosures about Segments of an Enterprise and Related Information"(SFAS No.
131). This standard is based on a management approach, which requires segmentation based upon the Company's internal organization and disclosure of revenue and operating income based upon internal accounting methods. The segment information provided reflects the two distinct business models of the Company's organizational structure: software products and e-document delivery services. Interest and other debt expense, provision for income taxes, interest income and gains and losses on the disposition of marketable securities are centrally managed at the corporate level and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by the Company's management. Reconciling items include corporate expense items and non-recurring charges, which are not allocated to operating segments. The Company's assets are managed on a company-wide basis versus by segment and accordingly, asset information is not reported.

                                                      Software          E-document       Reconciling         Total
                                                  -----------------  ----------------  ----------------  -------------
                                                      Products           Services          Amounts
                                                  -----------------  ----------------  ----------------
                                                                             (in thousands)
Quarter ended March 31, 2001
Net Sales.................................               $14,760             $5,668          $    -         $20,428
Operating Income (loss)...................                (1,604)               481           (7,333)        (8,456)

Quarter ended March 31, 2000
Net Sales.................................               $17,229             $7,646          $    -         $24,875
Operating Income..........................                 2,336              2,010           (1,355)         2,991



The Company's sales by country were as follows:

                                                                              Quarter Ended
                                                                           ---------------------
                                                                                 March 31,
                                                                           ---------------------
                                                                             2001          2000
                                                                           -------       -------
                                                                             (in thousands)
United States..................................................            $15,653       $20,445
Canada.........................................................                699           743
United Kingdom.................................................              1,400         1,363
Other..........................................................              2,676         2,324
                                                                           -------       -------
                                                                           $20,428       $24,875
                                                                           =======       =======

                                 CAPTARIS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


4.   Earnings Per Share

                                                                                Quarter ended March 31,
                                                               ------------------------------------------------------------
                                                                        2001                               2000
                                                               ------------------------------------------------------------
                                                                          (in thousands, except per share data)
                                                               ------------------------------------------------------------
                                                                Basic            Diluted           Basic           Diluted
                                                               --------          --------         --------         --------
Net income                                                     $(4,937)          $(4,937)          $ 3,551          $ 3,551
                                                               ========          ========         ========         ========
Computation of common and common
     Equivalent shares outstanding:
               Common Stock                                     32,232            32,232            31,255           31,255
               Options                                               -                 -                 -            2,586
                                                               --------          --------         --------         --------
Common and common equivalent shares
     Used in computing per share amounts                        32,232            32,232            31,255           33,841
                                                               ========          ========         ========         ========
Net income per share                                           $ (0.15)          $ (0.15)          $  0.11          $  0.10
                                                               ========          ========         ========         ========


5.   Non-recurring Charges

     On March 15, 2001, the Company announced the consolidation of its two primary product groups, Computer Telephony Software Group and Document Exchange Software Group, resulting in a 14% reduction of its workforce and a one-time charge of approximately $1 million which consisted of mainly severance and other employee benefits and consulting services.


6.   Changes in Shareholders' Equity

Beginning balance at December 31, 2000                                               $113,001
     Net loss                                                                          (4,937)
     Stock issued for Infinite acquisition                                              8,058
     Stock to be issued for Infinite acquisition                                        1,480
                                                                               --------------------
Ending balance at March 31, 2001                                                     $117,602
                                                                               ====================

                                 CAPTARIS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


7.   Legal Proceedings

     In March 2000 several class-action lawsuits were filed in the United States District Court for the Western District of Washington alleging that during the period January 20, 2000 through March 17, 2000, the Company and several officers and directors made or participated in misrepresentations about the Company's ability to achieve revenue expectations for the first quarter of 2000. The court has approved appointment of three plaintiffs to act as Lead Plaintiffs and has consolidated all lawsuits into a single action. No class has been certified. On January 25, 2001, the Court granted Captaris' motion to dismiss the consolidated complaints on the grounds that "none of the four events relied upon by plaintiffs, whether considered separately or in combination, gives rise to a strong inference that any of the defendant directors or officers acted with knowledge or deliberate recklessness." The Court dismissed the claims against four Captaris officers and directors with prejudice. Based on additional representations made by plaintiffs' counsel at oral argument, the Court granted plaintiffs' request that they be allowed to file an amended complaint to attempt to correct the legal deficiencies the Court identified in the consolidated complaint as to Captaris and two officers. Plaintiffs filed their Second Consolidated Amended Complaint on February 25, 2001. Captaris and the two remaining individual defendants have filed a motion to dismiss the Second Consolidated Amended Complaint with prejudice. This motion is currently scheduled to be considered by the Court in May 2001. The Company believes that the allegations of the lawsuits are without merit and intends to continue to vigorously defend the lawsuit if the claims are not dismissed.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The discussion in this report contains forward-looking statements that involve risks and uncertainties. Captaris' actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled "Additional Factors that May Affect Our Business, Future Operating Results and Financial Condition," included elsewhere in this report. When used in this document, the words "believes," "expects," "anticipates," "intends," "plans" and similar expressions are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.

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

     The Company's product lines include both telephony-oriented and computer-oriented products, and outsourced electronic document (e-document) delivery services. The Company's telephony-oriented product lines serve the messaging markets and focus on voice and call processing, unified messaging, and personal and workgroup call management. The Company's computer-oriented product lines target the fax server and production fax markets and focus on high-performance fax processing and unified messaging, as well as Internet, corporate intranet and phone-based information access. E-document delivery services target the outsourced mass fax and email markets for time-critical business-to-business
(B2B) communications. These services include high-volume, instantaneous IP fax and email broadcast and merge offerings, fax reply and fax-on-demand applications as well as industry-specific services and custom workflow solutions for unique customer requirements.

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

     On January 3, 2001 the Company acquired Infinite Technologies, a privately held global supplier of wireless applications and wireless infrastructure solutions. As described in Note 2 to the Consolidated Financial Statements, total consideration paid under terms of the merger agreement approximated $24 million.

     On March 15, 2001, the Company announced a new business strategy based on the Mobile Business Solutions market. In conjunction with this announcement the Company announced the consolidation of its two primary product groups, Computer Telephony Software Group and Document Exchange Software Group, resulting in a 14% reduction of its workforce and a one-time charge of approximately $1 million. During the transition period following this consolidation, the Company expects that its net sales will be relatively flat for the remainder of 2001. Additionally, as this new strategy is implemented, expenditures in the areas of research and development and sales, general and administrative, are expected to increase from the amounts expended in the year ended December 31, 2000 and for the quarter ended March 31, 2001.


Results of Operations

     Net sales. Net sales decreased 17.9% to $20,428,00 in the quarter ended March 31, 2001, from $24,875,000 in the comparable 2000 quarter. Software product sales decreased 14.3% while E-document services decreased 25.9% over the preceding year. International sales for the quarter increased 7.8% compared to the first quarter of 2000, and represented 23.4% of total net sales.

     Gross profit. Gross profit as a percentage of net sales decreased to 64.0% in the quarter ended March 31, 2001, as compared to 65.5% in the comparable prior-year quarter, mainly as a result of the low sales volume and the impact of the non-volume-related fixed costs such as technical support and system integration operations.

     Research and development. As a percentage of sales, research and development expenses for the current quarter increased to 16.6% compared with 9.9% of net sales in the comparable prior-year quarter. Research and development expenses increased to $3,390,000 in the quarter ended March 31, 2001 from $2,463,000 in the comparable prior-year period. This increase reflects the addition of staff from the acquisition of Infinite Technologies and increases associated with new product development. The Company currently expects to continue to invest in research and development at greater than historical levels as it expands its mobile business solutions and other product offerings.

     Sales, general and administrative. Sales, general and administrative expenses increased to $15,205,000 in the quarter ended March 31, 2001 from $10,827,000 in the comparable prior-year quarter, due primarily to the addition of the operations of Infinite Technologies, an additional provision for doubtful accounts of $650,000 which management believes is reflective of current economic conditions, and the corporate re-branding program begun during the quarter. Sales, general and administrative costs for the current quarter represented 74.4% of net sales, an increase from 43.5% in the comparable prior-year quarter. The Company currently anticipates such expenditures to increase as the Company continues to invest in its mobile business solutions and the infrastructure necessary to support this and other direct selling opportunities.

     Non-recurring charges. In the first quarter of 2001 non-recurring charges of $1,042,000 were incurred related primarily to the consolidation of the operations of the Tucson and Kirkland product groups and consisted of mainly severance and other employee benefits and consulting services. Additionally, $1,900,000 of acquired in-process research and development related to the acquisition of Infinite Technologies was written off during the quarter.

     Operating (loss) income. Operating loss for the quarter ended March 31, 2001 was $8,456,000 compared to operating income of $2,991,000, or 12.0% of net sales, in the comparable prior-year quarter.

     Other income, net. Net other income was $860,000 in the quarter ended March 31, 2001, as compared to $2,558,000 in the comparable prior-year quarter, due to a one-time $1,784,000 realized gain on the sale of a marketable security held for investment and increased interest income on investments during the first quarter of 2000.

     Income tax. The effective tax benefit rate for the quarter ended March 31, 2001 was 35.0% compared with an effective tax rate of 36.0% for the prior year period. Income tax benefit for the quarter ended March 31, 2001 was $2,659,000 compared with income tax expense of $1,998,000 in the comparable prior-year quarter.

     Net (loss) income. The Company recognized a net loss of $4,937,000 or $0.15 per diluted common share for the quarter ended March 31, 2001, as compared to net income of $3,551,000 or $0.10 per diluted common share for the comparable prior-year quarter.


Historical Segment Revenue

Effective with the combination of certain product groups in the quarter ended March 31, 2001, the Company is providing the following comparative revenue information by segment:

                                                       Software         E-document       Total
                                                   ---------------   ----------------   -------------
                                                       Products          Services
                                                   ---------------   ----------------
Net Sales for Quarter ended:
March 31, 1999                                          $ 22,621           $ 6,222      $ 28,843
June 30, 1999                                             24,675             7,189        31,864
September 30, 1999                                        26,137             7,110        33,247
December 31, 1999                                         29,426             6,844        36,270
                                                   --------------------------------------------------
    Total 1999                                          $102,859           $27,365      $130,224

Net Sales for Quarter ended:
March 31, 2000                                          $ 17,229           $ 7,646      $ 24,875
June 30, 2000                                             18,828             6,412        25,240
September 30, 2000                                        19,673             5,738        25,411
December 31, 2000                                         19,859             5,152        25,011
                                                   --------------------------------------------------
    Total 2000                                          $ 75,589           $24,948      $100,537



Liquidity and Capital Resources

     Cash used by operating activities in the three months ended March 31, 2001 was $1,567,000 due primarily to the loss from operations and the consolidation of product groups. The accounts receivable collection period was approximately 58 days at March 31, 2001 compared to 54 days in the comparable prior year period. Accounts receivable decreased from $16.0 million at December 31, 2000 to $13.3 million at March 31, 2001.


     As further described in Note 2 of the Consolidated Financial Statements, on January 3, 2001 the Company acquired Infinite Technologies, a privately held global supplier of wireless applications and wireless infrastructure solutions. The Company has accounted for the business combination as a purchase. Under the terms of the merger agreement, the Company will pay up to an additional $3.9 million in a combination of cash and the Company's common stock under an earn-out arrangement over the next three years which will be expensed as compensation by the Company.

     Subsequent to the first quarter of 2001, the Company repurchased approximately 228,000 shares, utilizing approximately $446,000. The Company may continue to repurchase shares subject to overall market conditions, its stock price, and the Company's cash position and requirements going forward.

     The Company maintains a $4.0 million unsecured revolving line of credit, none of which is outstanding. The Company's line of credit expires in August 2001, and contains certain financial covenants and restrictions as to various matters. The Company is currently in compliance with all such covenants and restrictions. Borrowings under the line of credit bear interest at the bank's prime rate or its interbank offering rate plus 1.50%, at the Company's option.

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

In March 2001, we announced that we are expanding our business strategy to focus on the mobile business solutions market, which we believe is a higher-growth opportunity. In order to implement this strategy, we will be required to design, develop and introduce competitive new wireless products, improve our marketing of such products and build credibility among customers that we are capable of delivering advanced mobile business solutions. Implementation of this strategy will involve substantial increased costs and, as a result, our expenses will increase disproportionately to revenue in the near term. Moreover, implementation on this strategy may disrupt our existing operations and distract management, which could have a material adverse effect on our operating results.

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

In our industry, technology and customer demands change rapidly, and our competitors and we frequently introduce new products and features. To succeed, we must identify, develop and market new products, features and services that achieve broad market acceptance by satisfying those changing customer needs and keeping pace with those technological developments. To do this, we must spend substantial funds on product development. We regularly devote significant resources to technologies that we anticipate will be widely adopted. In addition, in the future, we intend to pursue new revenue streams by leveraging our expertise in voice and data communication to integrate these capabilities in unified messaging and mobile wireless delivery, among other possible areas. The market for unified messaging software and mobile wireless delivery is relatively new and as yet unproven. To be successful, we must, among other things, develop and market products and services that achieve broad market acceptance. We may not be able to develop new products or product enhancements on a timely basis. Even if we do, the market may not accept the new products or product enhancements that we develop.

Our market is highly competitive.

The computer-telephony market is highly competitive. Moreover, we believe the competitive pressures we face are likely to intensify, particularly as our competitors make new offerings based on the Windows operating system. We may not have the financial resources, marketing, distribution and service capability, and depth of key personnel or technological knowledge to continue to compete successfully in each of our markets.

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

     The Company maintains a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as "available for sale" securities. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2001, the fair value of the portfolio would decline by an immaterial amount. Because the Company has the current ability to hold its fixed income investments until maturity, it does not expect its operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on its securities portfolio.

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

                          Part II.  OTHER INFORMATION


Item 1.  Legal Proceedings

     In March 2000 several class-action lawsuits were filed in the United States District Court for the Western District of Washington alleging that during the period January 20, 2000 through March 17, 2000, the Company and several officers and directors made or participated in misrepresentations about the Company's ability to achieve revenue expectations for the first quarter of 2000. The court has approved appointment of three plaintiffs to act as Lead Plaintiffs and has consolidated all lawsuits into a single action. No class has been certified. On January 25, 2001, the Court granted Captaris' motion to dismiss the consolidated complaints on the grounds that "none of the four events relied upon by plaintiffs, whether considered separately or in combination, gives rise to a strong inference that any of the defendant directors or officers acted with knowledge or deliberate recklessness." The Court dismissed the claims against four Captaris officers and directors with prejudice. Based on additional representations made by plaintiffs' counsel at oral argument, the Court granted plaintiffs' request that they be allowed to file an amended complaint to attempt to correct the legal deficiencies the Court identified in the consolidated complaint as to Captaris and two officers. Plaintiffs filed their Second Consolidated Amended Complaint on February 25, 2001. Captaris and the two remaining individual defendants have filed a motion to dismiss the Second Consolidated Amended Complaint with prejudice. This motion is currently scheduled to be considered by the Court in May 2001. The Company believes that the allegations of the lawsuits are without merit and intends to continue to vigorously defend the lawsuit if the claims are not dismissed.


Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               None.

          (b)  Reports on Form 8-K
               The Company did not file any reports on Form 8-K during the quarter ended March 31, 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Captaris, Inc.
                                       (Registrant)

Date:  May 14, 2001                    By:  /s/ Jeffrey B. deCillia
                                          -------------------------------------
                                          Jeffrey B. deCillia
                                          Executive Vice President,
                                          Chief Financial Officer

                                          Signing on behalf of registrant and
                                             as principal financial officer