Form 10-Q
period 2001-06-30
CAPTARIS INC
filed 2001-08-14
CIK 931784

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                   FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  for the quarterly period ended June 30, 2001


                         Commission File Number 0-25186

                                 CAPTARIS, INC.
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


The number of outstanding shares of the Registrant's Common Stock as of August 7, 2001 was 32,104,767.

================================================================================

                                 CAPTARIS, INC.

                                   FORM 10-Q
                      For the Quarter Ended June 30, 2001

                               Table of Contents


PART I.  Financial Information

         Item 1. Financial Statements (unaudited)............................  3
         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations......................... 11
         Item 3. Quantitative and Qualitative Disclosures about Market Risk.. 20

PART II. Other Information

         Item 1. Legal Proceedings........................................... 22
         Item 4. Submission of Matters to a Vote of Security Holders......... 22
         Item 6. Exhibits and Reports on Form 8-K............................ 23

Signatures................................................................... 24

                        Part I.  FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS

                                 CAPTARIS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                                                   June 30,     December 31,
                                                     2001          2000
                                                  ---------     -----------
                           ASSETS                      (in thousands)
Current assets:
     Cash and cash equivalents                    $ 21,129         $ 36,744
     Short-term investments                         55,276           51,679
     Accounts receivable, net                       12,209           16,010
     Inventories                                     5,653            6,249
     Deferred and prepaid income taxes               5,948            3,007
     Prepaid expenses and other                      2,399            1,871
                                                  --------         --------
          Total current assets                     102,614          115,560

Equipment and leasehold improvements, net            7,646            6,220
Goodwill, intangibles and other, net                21,119            5,256
Deferred income taxes                                3,208            3,208
                                                  --------         --------
                                                  $134,587         $130,244
                                                  ========         ========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                             $  3,410            4,914
     Accrued compensation and benefits               5,693            3,584
     Other accrued liabilities                       9,386            8,745
     Current portion of note payable                   469                -
                                                  --------         --------
          Total current liabilities                 18,958           17,243
                                                  --------         --------
 Note payable, net of current portion                  882                -
          Total liabilities                         19,840           17,243
                                                  --------         --------

Commitments and contingencies

Shareholders' equity:
     Preferred stock, par value $.01 per
        share, 2,000,000 authorized; none
        outstanding                                      -                -
     Common stock, par value $.01 per share,
        120,000,000 authorized; 32,104,141
        and 30,666,319 shares outstanding,
        respectively, and additional paid-in
        capital                                     65,585           56,493
     Retained earnings                              49,162           56,508
                                                  --------         --------
          Total shareholders' equity               114,747          113,001
                                                  --------         --------
                                                  $134,587         $130,244
                                                  ========         ========

          See accompanying notes to consolidated financial statements.

                                 CAPTARIS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)


                                                        Quarter ended              Six months ended
                                                           June 30,                    June 30,
                                                    ---------------------       ----------------------
                                                      2001          2000          2001          2000
                                                    -------       -------       --------       -------
                                                           (in thousands, except per share data)
Net sales                                           $23,550       $25,240       $ 43,977       $50,115
Cost of sales                                         9,026         8,548         16,375        17,142
                                                    -------       -------       --------       -------
          Gross profit                               14,524        16,692         27,602        32,973
Operating expenses:
     Research and development                         4,113         2,494          7,503         4,957
     Sales, general and administrative               14,976        11,724         30,187        22,551
     Non-recurring charges                                -             -          2,942             -
                                                    -------       -------       --------       -------
          Total operating expenses                   19,089        14,218         40,632        27,508
                                                    -------       -------       --------       -------
Operating (loss) income                              (4,565)        2,474        (13,030)        5,465
Other income, net                                       952           930          1,817         3,486
                                                    -------       -------       --------       -------
(Loss) Income before income taxes                    (3,613)        3,404        (11,213)        8,951
Income tax (benefit) provision                       (1,266)        1,192         (3,924)        3,188
                                                    -------       -------       --------       -------
Net (loss) income                                   $(2,347)      $ 2,212       $ (7,289)      $ 5,763
                                                    =======       =======       ========       =======

Basic net (loss) income per common share             $(0.07)        $0.07         $(0.23)        $0.19

Weighted average common shares outstanding           32,104        31,008         32,168        31,131

Diluted net (loss) income per common share           $(0.07)        $0.07         $(0.23)        $0.17

Weighted average common and common
 equivalent shares outstanding                       32,104        31,884         32,168        33,111


          See accompanying notes to consolidated financial statements.

                                 CAPTARIS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                          Six months ended
                                                                              June 30,
                                                                      ------------------------
                                                                        2001            2000
                                                                      --------         -------
                                                                           (in thousands)
Cash flows from operating activities:
     Net (loss) income                                                $ (7,289)        $ 5,763
                                                                      --------         -------
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                       3,421           2,575
     Deferred and prepaid income taxes                                  (2,941)         (1,624)
     Gain on sale of marketable securities                                   -          (1,784)
     Purchased in-process research and development,
       expensed                                                          1,900
     Stock option income tax benefit                                         -           5,128
     Changes in current assets and liabilities:
         Accounts receivable                                             3,998           6,247
         Inventories                                                       607            (100)
         Prepaid expenses and other assets                                (428)             12
         Accounts payable                                               (2,070)             (2)
         Accrued compensation and benefits                               2,106             (23)
         Other accrued liabilities                                         300            (179)
         Federal income taxes payable                                        -          (1,031)
                                                                      --------         -------
              Net cash (used) provided by operating activities            (396)         14,982
                                                                      --------         -------
Cash flows from investing activities:
     Purchase of equipment and leasehold improvements                   (2,340)         (1,416)
     Purchase of short-term investments, net                            (3,597)         (5,570)
     Proceeds from sale of marketable securities                             -           2,101
     Cash paid in acquisition, net                                      (8,800)              -
     Purchase of intangibles and other long-term assets                    (41)           (296)
                                                                      --------         -------
               Net cash used by investing activities                   (14,778)         (5,181)
                                                                      --------         -------
Cash flows from financing activities:
     Repurchase of common stock                                           (446)         (9,699)
     Proceeds from exercise of stock options                                 5           5,019
                                                                      --------         -------
               Net cash provided by financing activities                  (441)         (4,680)
                                                                      --------         -------
Net (decrease) increase in cash and cash equivalents                   (15,615)          5,121
Cash and cash equivalents at beginning of period                        36,744          23,923
                                                                      --------         -------
Cash and cash equivalents at end of period                            $ 21,129         $29,044
                                                                      --------         -------

Supplementary disclosures of cash flows:
     Cash paid (refunded) for income taxes                            $   (742)        $   205
Supplementary disclosures of noncash portion of
 acquisitions:
     Stock issued in Infinite acquisition                             $  9,538               -

          See accompanying notes to consolidated financial statements.

                                 CAPTARIS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1. Interim Financial Statements

   The accompanying consolidated financial statements of Captaris, Inc. and subsidiaries (the Company) are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three-month period ended June 30, 2001 are not necessarily indicative of future financial results.

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


                                                              (in thousands)

    Goodwill                                                      $ 8,383
    Purchased in-process research & development, expensed           1,900
    Other intangibles                                               9,900
                                                                  -------
    Total purchase price                                           20,183
                                                                  -------
    Earn-out                                                        3,900
                                                                  -------
    Total consideration                                           $24,083
                                                                  =======

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

                                              Software     E-document     Reconciling
                                              Products      Services        Amounts         Total
                                            -----------    -----------    -----------    -----------
                                                                  (in thousands)
Quarter ended June 30, 2001
Net Sales.................................    $17,693        $ 5,857       $      -       $ 23,550
Operating Income (loss)...................       (328)           298         (4,535)        (4,565)

Quarter ended June 30, 2000
Net Sales.................................    $18,828        $ 6,412       $      -       $ 25,240
Operating Income..........................      2,336          2,010         (1,872)         2,474

Six months ended June 30, 2001
Net Sales.................................    $32,452        $11,525       $    -         $ 43,978
Operating Income (loss)...................     (1,937)           779        (11,872)       (13,030)

Six months ended June 30, 2000
Net Sales.................................    $36,057        $14,058       $      -       $ 50,115
Operating Income..........................      5,348          3,172         (3,055)         5,465


The Company's sales by country were as follows:


                                 Quarter ended          Six months ended
                              -------------------     -------------------
                                    June 30,                 June 30,
                              -------------------     -------------------
                                2001        2000        2001        2000
                              -------     -------     -------     -------
                                             (in thousands)
United States.............    $18,711     $20,239     $34,563     $40,684
Canada....................        729         763       1,433       1,506
United Kingdom............      1,288       1,588       2,754       2,951
Other.....................      2,822       2,650       5,227       4,974
                              -------     -------     -------     -------
                              $23,550     $25,240     $43,977     $50,115
                              =======     =======     =======     =======

                                 CAPTARIS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


4.  Earnings Per Share

                                                                  Quarter ended June 30,
                                              ------------------------------------------------------------
                                                        2001                               2000
                                              -------------------------           ------------------------
                                                           (in thousands, except per share data)
                                              ------------------------------------------------------------
                                               Basic            Diluted            Basic           Diluted
                                              -------           -------           -------          -------
Net income                                    $(2,347)          $(2,347)          $ 2,212          $ 2,212
                                              =======           =======           =======          =======
Computation of common and common
     equivalent shares outstanding:
               Common Stock                    32,104            32,104            31,008           31,008
               Options                              -                 -                 -              876
                                              -------           -------           -------          -------
Common and common equivalent shares
     used in computing per share amounts       32,104            32,104            31,008           31,884
                                              =======           =======           =======          =======
Net income per share                          $ (0.07)          $ (0.07)          $  0.07          $  0.07
                                              =======           =======           =======          =======


                                                                Six months ended June 30,
                                              ------------------------------------------------------------
                                                        2001                               2000
                                              -------------------------           ------------------------
                                                           (in thousands, except per share data)
                                              ------------------------------------------------------------
                                               Basic            Diluted            Basic           Diluted
                                              -------           -------           -------          -------
Net income                                    $(7,289)          $(7,289)          $ 5,763          $ 5,763
                                              =======           =======           =======          =======
Computation of common and common
     equivalent shares outstanding:
               Common Stock                    32,168            32,168            31,131           31,131
               Options                              -                 -                 -            1,980
                                              -------           -------           -------          -------
Common and common equivalent shares
     used in computing per share amounts       32,168            32,168            31,131           33,111
                                              =======           =======           =======          =======
Net income per share                          $ (0.23)          $ (0.23)          $  0.19          $  0.17
                                              =======           =======           =======          =======

At June 30, 2001, equivalent shares of 38,261 and 312,035 were excluded from the calculation of diluted shares outstanding for the quarter and six-month periods, respectively, as they were antidilutive.

                                 CAPTARIS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

5. Non-recurring Charges

   On March 15, 2001, the Company announced the consolidation of its two primary product groups, Computer Telephony Software Group and Document Exchange Software Group, resulting in a 14% reduction of its workforce and a one-time charge of approximately $1 million, which consisted of mainly severance and other employee benefits and consulting services.

6. Changes in Shareholders' Equity

      Beginning balance at December 31, 2000                 $113,001
           Net loss                                            (7,289)
           Repurchase of common stock                            (446)
           Unrealized foreign currency loss                       (62)
           Exercise of stock options                                5
           Stock issued for Infinite acquisition                9,538
                                                             --------
      Ending balance at June 30, 2001                        $114,747
                                                             ========

7. Legal Proceedings

   In March 2000 several class-action lawsuits were filed in the United States District Court for the Western District of Washington alleging that during the period January 20, 2000 through March 17, 2000, the Company and several officers and directors made or participated in misrepresentations about the Company's ability to achieve revenue expectations for the first quarter of 2000. The court has approved appointment of three plaintiffs to act as Lead Plaintiffs and has consolidated all lawsuits into a single action. No class has been certified. On January 25, 2001, the Court granted Captaris' motion to dismiss the consolidated complaints on the grounds that "none of the four events relied upon by plaintiffs, whether considered separately or in combination, gives rise to a strong inference that any of the defendant directors or officers acted with knowledge or deliberate recklessness." The Court dismissed the claims against four Captaris officers and directors with prejudice. Based on additional representations made by plaintiffs' counsel at oral argument, the Court granted plaintiffs' request that they be allowed to file an amended complaint to attempt to correct the legal deficiencies the Court identified in the consolidated complaint as to Captaris and two officers. Plaintiffs filed their Second Consolidated Amended Complaint on February 25, 2001. Captaris and the two remaining individual defendants have filed a motion to dismiss the Second Consolidated Amended Complaint with prejudice. On July 2, the Court granted Captaris' motion and ruled in its favor, dismissing all claims against the plaintiffs with prejudice. The plaintiffs filed a notice of appeal on July 31, 2001. The Company continues to believe that the allegations of the lawsuits are without merit and intends to continue to vigorously defend the lawsuit.

                                 CAPTARIS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

8. New Accounting Pronouncements

   In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below is carrying value. The adoption of SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on the Company's future results of operations if an impairment occurs. At June 30, 2001, the Company had net goodwill of approximately $19.3 million and recorded related amortization expense of $1,112,000 and $2,224,000 for the quarter and six-month periods, respectively. This amortization expense will continue through the end of 2001, at which point amortization will cease. At implementation, the Company expects to have unamortized goodwill of approximately $17.1 million which will be treated in accordance with SFAS No. 142.

9. Stock Based Compensation

   During the second quarter of 2001, the Company offered a limited non-compulsory exchange of employee stock options on a less than one-for-one basis. The exchange (which closed on July 10, 2001) resulted in the voluntary cancellation of employee stock options to purchase 3,125,620 shares of our common stock with varying exercise prices greater than $10.00 per share in exchange for 1,298,284 employee stock options with an exercise price of $2.11. The option exchange offer resulted in variable accounting treatment for a total of 1,951,307 options, representing the 1,298,284 new options granted in the exchange as well as any stock options granted to participating employees within the six months before or after the exchange that have an exercise price less than the tendered stock options to the extent the employee's new grant was for fewer shares than the shares subject to the tendered options. Variable accounting will continue until all options subject to variable accounting treatment are exercised, cancelled or expired. At July 31, 2001, stock options to purchase 1,951,307 shares of our common stock were subject to variable accounting treatment. Variable accounting treatment will result in charges or credits, recorded to "Stock-based compensation", dependent on unpredictable fluctuations in quoted prices for the Company's common stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included in this document and the 2000 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 29, 2001.

The following discussion of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Words such as "believes," "expects," "anticipates," "intends," "plans" and similar expressions are intended to identify forward-looking statements. Captaris' actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described below and under the caption "Additional Factors that May Affect Our Business, Future Operating Results and Financial Condition" set forth at the end of this Item 2. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q.

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

   On March 15, 2001, the Company announced a new business strategy based on the Mobile Business Solutions market and subsequently announced the commercial availability of its initial Mobile Delivery product in April, 2001. In conjunction with the March 15, 2001 announcement the Company announced the consolidation of its two primary product groups, Computer Telephony Software Group and Document Exchange Software Group, resulting in a 14% reduction of its workforce and a one-time charge of approximately $1 million during the first quarter.

Results of Operations

   Net sales. Net sales decreased 6.7% to $23,550,000 in the quarter ended June 30, 2001, from $25,240,000 in the comparable 2000 quarter. Software product sales decreased 6.0% while E-document services decreased 8.7% over the preceding year. International sales for the quarter decreased 3.2% compared to the second quarter of 2000, and represented 20.5% of total net sales.

   For the six months ended June 30, 2001, net sales decreased 12.2% to $43,977,000 from $50,115,000 in the comparable prior year period. Software product sales decreased 10.0% while E-document services decreased 18.0% over the same period in 2000. International sales for the six-month period ending June 30, 2001 were $9,414,000, approximately equal to the same period in the previous year and represented 21.4% of total net sales. Decreases in net sales in the products group are believed to be reflective of the continued softness in the telecommunication equipment marketplace and in information technology spending in general. Decreases in services net sales over prior year periods are believed to be the result of continued pricing pressures in the broadcast fax and email industry.

   Gross profit. Gross profit as a percentage of net sales decreased to 61.7% in the quarter ended June 30, 2001, as compared to 66.1% in the comparable prior-year quarter. Gross profit for the six months ended June 30, 2001 was 62.8% compared to 65.8% in the same period in the previous year. These percentage decreases for the three and six months periods were driven by the effect of fixed cost of sales on lower sales volumes and changes in product mix.

   Research and development. As a percentage of sales, research and development expenses for the current quarter increased to 17.5% compared with 9.9% of net sales in the comparable prior-year quarter. Research and development expenses increased to $4,113,000 in the quarter ended June 30, 2001 from $2,494,000 in the comparable prior-year period.

   For the six months ended June 30, 2001 research and development expenses were $7,503,000 constituting 17.1% of net sales as compared to $4,957,000 or 9.9% in the prior year period. This increase for both the quarter and six month period reflects the addition of staff from the acquisition of Infinite Technologies and increases associated with new product development. The Company currently expects to continue to invest in research and development at greater than historical levels as it expands its mobile business solutions and other product offerings.

   Sales, general and administrative. Sales, general and administrative expenses increased to $14,976,000 in the quarter ended June 30, 2001 from $11,724,000 in the comparable prior-year quarter, due primarily to the addition of the operations of Infinite Technologies, and the corporate re-branding program begun during the first quarter. Sales, general and administrative costs for the current quarter represented 63.6% of net sales, an increase from 46.5% in the comparable prior-year quarter.

   For the six months ended June 30, 2001, sales, general and administrative expenses increased to $30,187,000 or 68.6% of net sales compared to 45.0% or $22,551,000 in the same period in 2000. The Company expects that such expenditures will continue at approximately these levels as a percentage of sales as the Company pursues its investment in its mobile business solutions and the infrastructure necessary to support these efforts.

   Non-recurring charges. In the first quarter of 2001 non-recurring charges of $1,042,000 were incurred related primarily to the consolidation of the operations of the Tucson and Kirkland product groups and consisted of mainly severance and other employee benefits and consulting services. Additionally, $1,900,000 of acquired in-process research and development related to the acquisition of Infinite Technologies was expensed during the first quarter.

   Operating (loss) income. Operating loss for the quarter ended June 30, 2001 was $4,565,000 compared to operating income of $2,474,000 in the comparable prior-year quarter.

   Operating loss for the six months ended June 30, 2001 was $13,030,000 compared to operating income of $5,465,000 during the same period in the previous year.

   Other income, net. Net other income was $952,000 in the quarter ended June 30, 2001, as compared to $930,000 in the comparable prior-year quarter, due to increased interest income on investments.

   Other income was $1,817,000 during the six-month period ended June 30, 2001 reflecting primarily interest income on investments. In the six month period ended June 30, 2000, other income was $3,486,000 and included a one-time $1,784,000 realized gain on the sale of a marketable security held for investment.

   Income tax. The effective tax benefit rate for the quarter ended June 30, 2001 was 35.0% compared with an effective tax rate of 35.0% for the prior year period. Income tax benefit for the quarter ended June 30, 2001 was $1,266,000 compared with income tax expense of $1,192,000 in the comparable prior-year quarter.

   For the six months ended June 30, 2001 the Company recorded an income tax benefit of $3,924,000 compared to income tax expense of $3,188,000 during the same period of 2000.

   Net (loss) income. The Company recognized a net loss of $2,347,000 or $0.07 per diluted common share for the quarter ended June 30, 2001, as compared to net income of $2,212,000 or $0.07 per diluted common share for the comparable prior-year quarter.

   For the six-month period ending June 30, 2001, the Company recognized a net loss of $7,289,000 or $0.23 per diluted common share compared to net income of $5,763,000 or $0.17 per diluted common share in the comparable prior-year period.

Liquidity and Capital Resources

   Cash used by operating activities in the six months ended June 30, 2001 was $396,000 due primarily to the loss from operations and the consolidation of product groups, offset by improvement in working capital items. The accounts receivable collection period was approximately 50 days at June 30, 2001 compared to 45 days in the comparable prior year period. Accounts receivable decreased from $16.0 million at December 31, 2000 to $12.2 million at June 30, 2001.

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

   During the second quarter of 2001, the Company repurchased approximately 228,000 shares of its common stock, utilizing approximately $446,000. The Company may continue to repurchase shares subject to overall market conditions, its stock price, and the Company's cash position and requirements going forward.

   The Company maintains a $4.0 million unsecured revolving line of credit, none of which is outstanding. The Company's line of credit expires in August 2003, and contains certain financial covenants and restrictions as to various matters. The Company is currently in compliance with all such covenants and restrictions. Borrowings under the line of credit bear interest at the bank's prime rate or its interbank offering rate plus 1.50%, at the Company's option.

   The Company expects that its current cash, cash flow from operations, and available bank line of credit will provide sufficient working capital for operations for the foreseeable future.

Stock Based Compensation

   During the second quarter of 2001, the Company offered a limited non-compulsory exchange of employee stock options on a less than one-for-one basis. The exchange (which closed on July 10, 2001) resulted in the voluntary cancellation of employee stock options to purchase 3,125,620 shares of our common stock with varying exercise prices greater than $10.00 per share in exchange for 1,298,284 employee stock options with an exercise price of $2.11. The option exchange offer resulted in variable accounting treatment for a total of 1,951,307 options, representing the 1,298,284 new options granted in the exchange as well as any stock options granted to participating employees within the six months before or after the exchange that have an exercise price less than the tendered stock options to the extent the employee's new grant was for fewer shares than the shares subject to the tendered options. Variable accounting will continue until all options subject to variable accounting treatment are exercised, cancelled or expired. At July 31, 2001, stock options to purchase 1,951,307 shares of our common stock were subject to variable accounting treatment. Variable accounting treatment will result in charges or credits, recorded to "Stock-based compensation", dependent on unpredictable fluctuations in quoted prices for the Company's common stock.


Additional Factors that May Affect our Business, Future Operating Results and
     Financial Condition

You should carefully consider the risks described below, together with all of the other information included in this quarterly report on Form 10-Q. The risks and uncertainties described below are not the only ones facing our company. If any of the following risks actually occurs, our business, financial condition or operating results could be harmed.

Our recently expanded business strategy to focus on the mobile business solutions market, which is a new and unproven market, may not be successful.

   In March 2001, we announced that we are expanding our business strategy to focus on the mobile business solutions market, which we believe is a higher-growth opportunity. On April 2, 2001 we announced initial availability of our Mobile Delivery product. In order to implement this strategy, we will be required to design, develop and introduce competitive new wireless products, improve our marketing of such products and build credibility among customers that we are capable of delivering advanced mobile business solutions. Implementation of this strategy will involve substantial increased costs and, as a result, our expenses will increase disproportionately to revenue in the near term. Moreover, implementation on this strategy may disrupt our existing operations and distract management, which could have a material adverse effect on our operating results.

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

 . the effect of variable accounting relating to stock based compensation that could result from fluctuations in our stock price;

 . the effect of the adoption of SFAS #142 regarding the potential impairment in value of goodwill and other intangible assets;

 .  pricing pressures; and

 .  general economic conditions.

   Most of our software product revenue comes from current quarter orders and sales, of which a substantial portion, and sometimes a majority, occurs in the last month of each quarter. However, because we sell our products to end-customers through various third parties such as telephone system manufacturers, value-added resellers, telephone interconnect dealers, and others, we are unable to project with certainty the actual orders, sales, and revenues these third parties will generate in a given quarter. We do not maintain a large backlog of orders, and most of our distributors maintain little or no inventory. Order fulfillment cycles are typically short, and often as short as one to two days. The combination of these factors impairs and delays our ability to know when revenues and earnings will be higher or lower than expected.

   Our sales may also vary by season. Specifically, due to typical year-end dealer sales patterns and end-user buying patterns, net sales in our first quarter, without taking into account the effect of acquisitions, have in the past declined from the fourth quarter of the previous year. Other factors that may contribute to the unpredictability of our operating results include changes in our mix of products and distribution channels, the announcement or introduction of new products by us or our competitors, pricing pressures, and general economic conditions.

   While our revenues may fluctuate from quarter to quarter for the reasons described above, most of our expenses are relatively fixed in the short term. We base product development and other operating expenses on our expected revenues. As a result, any shortfall in revenues relative to our expectations could cause significant changes in our operating results from quarter to quarter. In particular, we may be unable to adjust our spending in time to compensate for any unexpected shortfall in quarterly revenues.

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

   Creation and maintenance of strategic relationships is important to our success because these relationships enable us to market and distribute our products to a larger customer base than we could otherwise reach through our director marketing efforts. We currently have strategic relationships with Ericsson, NEC Corporation, Fujitsu Limited, Lotus Development Corporation, Xerox Corporation and others. However, we may not be successful in creating new strategic relationships on acceptable terms, if at all. This is especially true in our Mobile Delivery market where the need to create new strategic relationships will be necessary for our success. Moreover, although we view our strategic relationships as an important factor in the successful commercialization of our products and services, our current strategic partners may not view their relationships with us as significant for their own businesses and any one them could reassess their commitment to us in the future. Further, our relationships are generally non-exclusive, which means our strategic partners may develop relationships with some of our competitors. Failure of one or more of our strategic partners to successfully develop and sustain a market for our services, or the termination of one or more of our strategic relationships could adversely affect our ability to increase sales.

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

   In the telephony-oriented market for messaging systems, our principal competitors are independent suppliers such as Avaya Inc., Mitel Networks, Active Voice Inc., Cisco Systems, Inc. and Callware Technologies, Inc.

   In addition to independent suppliers of computer-telephony solutions, we also compete with private branch exchange and key telephone systems manufacturers. Those manufacturers offer integrated voice messaging systems, unified messaging systems and automatic call distribution systems of their own design or under various OEM agreements. Competitors in this category include Lucent Technologies, Inc., Nortel Networks Corporation, Siemens Business Communication Systems, Inc., Mitel Networks and NEC America, Inc.

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

   The Company maintains a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as "available for sale" securities. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2001, the fair value of the portfolio would decline by an immaterial amount. Because the Company has the current ability to hold its fixed income investments until maturity, it does not expect its operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on its securities portfolio.

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

                          Part II.  OTHER INFORMATION

Item 1. Legal Proceedings

   In March 2000 several class-action lawsuits were filed in the United States District Court for the Western District of Washington alleging that during the period January 20, 2000 through March 17, 2000, the Company and several officers and directors made or participated in misrepresentations about the Company's ability to achieve revenue expectations for the first quarter of 2000. The court has approved appointment of three plaintiffs to act as Lead Plaintiffs and has consolidated all lawsuits into a single action. No class has been certified. On January 25, 2001, the Court granted Captaris' motion to dismiss the consolidated complaints on the grounds that "none of the four events relied upon by plaintiffs, whether considered separately or in combination, gives rise to a strong inference that any of the defendant directors or officers acted with knowledge or deliberate recklessness." The Court dismissed the claims against four Captaris officers and directors with prejudice. Based on additional representations made by plaintiffs' counsel at oral argument, the Court granted plaintiffs' request that they be allowed to file an amended complaint to attempt to correct the legal deficiencies the Court identified in the consolidated complaint as to Captaris and two officers. Plaintiffs filed their Second Consolidated Amended Complaint on February 25, 2001. Captaris and the two remaining individual defendants have filed a motion to dismiss the Second Consolidated Amended Complaint with prejudice. On July 2, the Court granted Captaris' motion and ruled in its favor, dismissing all claims against the plaintiffs with prejudice. The plaintiffs filed a notice of appeal on July 31, 2001. The Company continues to believe that the allegations of the lawsuits are without merit and intends to continue to vigorously defend the lawsuit.

Item 4. Submission of Matters to a Vote of Security Holders

   The Annual Meeting of Shareholders of Captaris, Inc. was held on May 15, 2001. A total of 27,151,947 shares of the Company's common stock were represented in person or by proxy at the meeting, which comprised 83.89% of the total number of shares of the Company's common stock outstanding on March 29, 2001, the record date for the meeting.

   At the meeting Robert F. Gilb and John A. Kelley, Jr. were re-elected to serve as directors of the Company for a term of three years until the Company's Annual Meeting of Shareholders in 2004. The vote was as follows:

                                   For            Withheld
      Robert F. Gilb            26,958,646         193,301
      John A. Kelley, Jr        26,945,689         206,258

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits
               None

         (b)  Reports on Form 8-K
              The Company did not file any reports on Form 8-K during the quarter ended June 30, 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Captaris, Inc.
                                 (Registrant)

Date:   August 14, 2001          By: /s/ Jeffrey B. deCillia
                                     -----------------------
                                     Jeffrey B. deCillia
                                     Executive Vice President,
                                     Chief Financial Officer

                                     Signing on behalf of registrant and
                                        as principal financial officer