Form 10-Q
period 2001-09-30
CAPTARIS INC
filed 2001-11-13
CIK 931784

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                for the quarterly period ended September 30, 2001





                         Commission File Number 0-25186

                                 CAPTARIS, INC.
        -----------------------------------------------------------------
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


                                  Yes  X   No ___
                                      ---




The number of outstanding shares of the Registrant's Common Stock as of November 2, 2001 was 31,746,067.


================================================================================

                                 CAPTARIS, INC.

                                    FORM 10-Q
                    For the Quarter Ended September 30, 2001

                                Table of Contents

                                                                                              Page
                                                                                              ----
PART I.     Financial Information

            Item 1. Financial Statements (unaudited) ......................................      3

            Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of Operations .............................................     11

            Item 3. Quantitative and Qualitative Disclosures about Market Risk ............     21

PART II.    Other Information

            Item 1. Legal Proceedings .....................................................     22


            Item 6. Exhibits and Reports on Form 8-K. .....................................     23

Signatures ................................................................................     24

                          Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                 CAPTARIS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                                                       September 30,  December 31,
                                                                            2001          2000
                                                                       -------------  ------------
                                     ASSETS                                   (in thousands)
Current assets:
     Cash and cash equivalents                                            $ 11,516      $ 36,744
     Short-term investments                                                 62,491        51,679
     Accounts receivable, net                                               14,787        16,010
     Inventories                                                             5,802         6,249
     Deferred and prepaid income taxes                                       6,802         3,007
     Prepaid expenses and other                                              1,646         1,871
                                                                          --------      --------
                         Total current assets                              103,044       115,560

Equipment and leasehold improvements, net                                    7,760         6,220
Goodwill, intangibles and other, net                                        19,944         5,256
Deferred income taxes                                                        3,208         3,208
                                                                          --------      --------

                                                                          $133,956      $130,244
                                                                          ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                     $  4,525      $  4,914
     Accrued compensation and benefits                                       6,365         3,584
     Other accrued liabilities                                               9,627         8,745
     Current portion of note payable                                           513             -
                                                                          --------      --------
                         Total current liabilities                          21,030        17,243
                                                                          --------      --------

 Note payable, net of current portion                                          882             -
                                                                          --------      --------
                         Total liabilities                                  21,912        17,243
                                                                          --------      --------

Commitments and contingencies


Shareholders' equity:
     Preferred stock, par value $.01 per share, 2,000,000
        authorized; none outstanding                                             -             -
     Common stock, par value $.01 per share, 120,000,000
        authorized; 31,746,067 and 30,666,319 shares
      outstanding, respectively, and additional paid-in capital             64,865        56,493
     Retained earnings                                                      47,179        56,508
                                                                          --------      --------
                         Total shareholders' equity                        112,044       113,001
                                                                          --------      --------

                                                                          $133,956      $130,244
                                                                          ========      ========



          See accompanying notes to consolidated financial statements.

                                 CAPTARIS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                         Quarter ended         Nine months ended
                                                         September  30,          September 30,
                                                      --------------------   --------------------
                                                        2001        2000       2001        2000
                                                      --------    --------   --------    --------
                                                         (in thousands, except per share data)
Net sales                                             $ 23,737    $ 25,412   $ 67,714    $ 75,527
Cost of sales                                            9,174       8,228     25,549      25,368
                                                      --------    --------   --------    --------
        Gross profit                                    14,563      17,184     42,165      50,159

Operating expenses:
     Research and development                            3,408       2,541     10,911       7,498
     Sales, general and administrative                  14,774      12,066     44,959      34,617
     Non-recurring charges                                   -           -      2,942           -
                                                      --------    --------   --------    --------
        Total operating expenses                        18,182      14,607     58,812      42,115
                                                      --------    --------   --------    --------
Operating (loss) income                                 (3,619)      2,577    (16,647)      8,044
Other income, net                                          771         951      2,586       4,436
                                                      --------    --------   --------    --------
(Loss) Income before income taxes                       (2,848)      3,528    (14,061)     12,480
Income tax (benefit) provision                            (854)      1,235     (4,779)      4,423
                                                      --------    --------   --------    --------
Net (loss) income                                     $ (1,994)   $  2,293   $ (9,282)   $  8,057
                                                      ========    ========   ========    ========

Basic net (loss) income per common share              $  (0.06)   $   0.07   $  (0.29)   $   0.26

Weighted average common shares outstanding              32,075      30,666     32,137      30,976

Diluted net (loss) income per common share            $  (0.06)   $   0.07   $  (0.29)   $   0.25


Weighted average common and common equivalent
shares outstanding                                      32,075      31,119     32,137      32,260


          See accompanying notes to consolidated financial statements.

                                 CAPTARIS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                 Nine months ended
                                                                                   September 30,
                                                                               --------------------
                                                                                 2001        2000
                                                                               --------    --------
                                                                                  (in thousands)
Cash flows from operating activities:
     Net (loss) income                                                         $ (9,282)   $  8,057
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                5,531       3,797
     Deferred and prepaid income taxes                                           (3,795)       (375)
     Gain on sale of marketable securities                                            -      (1,784)
     Purchased in-process research and development, expensed                      1,900
     Stock option income tax benefit                                                  -       5,211
     Changes in current assets and liabilities, net of amounts
     acquired
         Accounts receivable                                                      1,420       5,254
         Inventories                                                                458        (323)
         Prepaid expenses and other assets                                          325         166
         Accounts payable                                                          (955)     (1,068)
         Accrued compensation and benefits                                        2,781        (737)
         Other accrued liabilities                                                  544         858
         Federal income taxes payable                                                 -      (1,484)
                                                                               --------    --------
              Net cash (used) provided by operating activities                   (1,079)     17,572
                                                                               --------    --------

Cash flows from investing activities:
     Purchase of equipment and leasehold improvements                            (3,389)     (1,941)
     Purchase of short-term investments, net                                    (10,812)     (2,008)
     Proceeds from sale of marketable securities                                      -       2,101
     Cash paid in acquisition, net                                               (8,800)          -
     Current portion of long term debt                                               44           -
     Purchase of intangibles and other long-term assets                             (27)       (843)
                                                                               --------    --------
               Net cash used by investing activities                            (22,984)     (2,691)
                                                                               --------    --------

Cash flows from financing activities:
     Repurchase of common stock                                                  (1,170)    (10,265)
     Proceeds from exercise of stock options                                          5       5,368
                                                                               --------    --------
               Net cash used by financing activities                             (1,165)     (4,897)
                                                                               --------    --------
Net (decrease) increase in cash and cash equivalents                            (25,228)      9,984
Cash and cash equivalents at beginning of period                                 36,744      23,923
                                                                               --------    --------
Cash and cash equivalents at end of period                                     $ 11,516    $ 33,907
                                                                               ========    ========

Supplementary disclosures of cash flows:

     Income taxes (refunded) paid                                              $ (1,138)   $    367

Supplementary disclosures of noncash portion of acquisitions:

     Stock issued in Infinite acquisition                                      $  9,538           -


          See accompanying notes to consolidated financial statements.

                                 CAPTARIS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.   Interim Financial Statements

     The accompanying consolidated financial statements of Captaris, Inc. and subsidiaries (the Company) are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three-month period ended September 30, 2001 are not necessarily indicative of future financial results.

     Certain notes and other information have been condensed or omitted from the interim financial statements presented in this quarterly report on Form 10-Q. Accordingly, these financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.   Businesses Acquired

     On January 3, 2001 the Company acquired all of the outstanding stock of Infinite Technologies, a privately held global supplier of wireless applications and wireless infrastructure solutions for a total consideration of $24,083,000, inclusive of the potential earnout described below. At closing, the Company paid approximately $9.1 million in cash and issued 1,631,600 shares of the Company's common stock valued at $8,058,000. The Company will pay approximately $2,900,000 in a combination of cash and the Company's common stock under a deferred payment arrangement over the next three years, which was recorded at the time of closing as a note payable of $1,351,000, net of imputed interest, and stock to be issued totaling $1,480,000. In addition the Company will pay up to an additional $3,900,000 in a combination of cash and the Company's common stock under an earn-out arrangement over the next three years which will be expensed as compensation by the Company. The Company has accounted for the business combination as a purchase. In connection with the acquisition, the Company recorded a one-time charge in the first quarter of 2001 related to purchased in-process research and development in the amount of $1.9 million. The total consideration of $24,083,000 was allocated as follows:

                                                                  (in thousands)

        Goodwill                                                   $     8,383
        Purchased in-process research & development, expensed            1,900
        Other intangibles                                                9,900
                                                                   -----------
        Total purchase price                                            20,183
                                                                   -----------
        Earn-out                                                         3,900
                                                                   -----------
        Total consideration                                        $    24,083
                                                                   ===========

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

                                                                    Software       E-document      Reconciling        Total
                                                                    --------       ----------      -----------        -----
                                                                    Products        Services          Amounts
                                                                    --------        --------          -------
                                                                                       (in thousands)
  Quarter ended September 30, 2001
  Net Sales .................................................     $   18,148       $  5,589          $      -       $  23,737
  Operating Income (loss) ...................................            (27)           263             (3,855)        (3,619)

  Quarter ended September 30, 2000
  Net Sales .................................................     $   19,674       $  5,738          $       -      $  25,412
  Operating Income ..........................................          3,400            960             (1,783)         2,577

  Nine months ended September 30, 2001
  Net Sales .................................................     $   50,600       $  17,114         $       -      $  67,714
  Operating Income (loss) ...................................         (1,909)          1,042           (15,780)       (16,647)

  Nine months ended September 30, 2000
  Net Sales .................................................     $   55,732       $  19,795         $       -      $  75,527
  Operating Income ..........................................          8,731           4,149            (4,836)         8,044

The Company's sales by country were as follows:

                                                                                Quarter ended             Nine months ended
                                                                                -------------             -----------------
                                                                                 September 30,              September 30,
                                                                                 -------------              -------------
                                                                               2001         2000           2001        2000
                                                                               ----         ----           ----        ----
                                                                                             (in thousands)
  United States .........................................................   $ 19,291     $ 20,618       $ 53,854     $ 61,302
  Canada ................................................................        542          783          1,975        2,289
  United Kingdom ........................................................      1,452        1,637          4,206        4,588
  Other .................................................................      2,452        2,374          7,679        7,348
                                                                            --------     --------       --------     --------
                                                                            $ 23,737     $ 25,412       $ 67,714     $ 75,527
                                                                            ========     ========       ========     ========

                                 CAPTARIS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.       Earnings Per Share

                                                                           Quarter ended September 30,
                                                          ---------------------------------------------------------
                                                                       2001                          2000
                                                          --------------------------     --------------------------
                                                                      (in thousands, except per share data)
                                                          ---------------------------------------------------------
                                                               Basic         Diluted         Basic          Diluted
                                                          -----------    -----------     -----------    -----------
Net income                                                   $ (1,994)      $ (1,994)        $ 2,293        $ 2,293
                                                          ===========    ===========     ===========    ===========

Computation of common and common
     Equivalent shares outstanding:
               Common Stock                                    32,075         32,075          30,666         30,666
               Options                                              -              -               -            453
                                                          -----------    -----------     -----------    -----------

Common and common equivalent shares
     Used in computing per share amounts                       32,075         32,075          30,666         31,119
                                                          ===========    ===========     ===========    ===========
Net income per share                                         $  (0.06)      $  (0.06)        $  0.07        $  0.07
                                                          ===========    ===========     ===========    ===========

                                                                         Nine months ended September 30,
                                                          ---------------------------------------------------------
                                                                       2001                          2000
                                                          --------------------------     --------------------------
                                                                      (in thousands, except per share data)
                                                          ---------------------------------------------------------
                                                               Basic         Diluted         Basic          Diluted
                                                          -----------    ----            -----------    -----------
Net income                                                   $ (9,282)      $ (9,282)        $ 8,057        $ 8,057
                                                          ===========    ===========     ===========    ===========
Computation of common and common
     Equivalent shares outstanding:
               Common Stock                                    32,137         32,137          30,976         30,976
               Options                                              -              -               -          1,284
                                                          -----------    -----------     -----------    -----------

Common and common equivalent shares
     Used in computing per share amounts                       32,137         32,137          30,976         32,260
                                                          ===========    ===========     ===========    ===========
Net income per share                                         $  (0.29)      $  (0.29)        $  0.26        $  0.26
                                                          ===========    ===========     ===========    ===========


At September 30, 2001, equivalent shares of 42,580 and 1,180,505 were excluded from the calculation of diluted shares outstanding for the quarter and nine-month periods, respectively, as they were antidilutive.

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

6.       Changes in Shareholders' Equity

              Beginning balance at December 31, 2000               $   113,001
                Net loss                                                (9,282)
                Repurchase of common stock                              (1,170)
                Unrealized foreign currency loss                           (48)
                Exercise of stock options                                    5
                Stock issued for Infinite acquisition                    9,538
                                                                   -----------
              Ending balance at September 30, 2001                 $   112,044
                                                                   ===========

7.       Legal Proceedings

         In March 2000 several class-action lawsuits were filed in the United States District Court for the Western District of Washington alleging that during the period January 20, 2000 through March 17, 2000, the Company and several officers and directors made or participated in misrepresentations about the Company's ability to achieve revenue expectations for the first quarter of 2000. The court has approved appointment of three plaintiffs to act as Lead Plaintiffs and has consolidated all lawsuits into a single action. No class has been certified. On January 25, 2001, the Court granted Captaris' motion to dismiss the consolidated complaints on the grounds that "none of the four events relied upon by plaintiffs, whether considered separately or in combination, gives rise to a strong inference that any of the defendant directors or officers acted with knowledge or deliberate recklessness." The Court dismissed the claims against four Captaris officers and directors with prejudice. Based on additional representations made by plaintiffs' counsel at oral argument, the Court granted plaintiffs' request that they be allowed to file an amended complaint to attempt to correct the legal deficiencies the Court identified in the consolidated complaint as to Captaris and two officers. Plaintiffs filed their Second Consolidated Amended Complaint on February 25, 2001. Captaris and the two remaining individual defendants filed a motion to dismiss the Second Consolidated Amended Complaint with prejudice. On July 2, 2001 the Court granted Captaris' motion and ruled in its favor, dismissing all claims against the plaintiffs with prejudice. The plaintiffs filed a notice of appeal on July 31, 2001. The Company continues to believe that the allegations of the lawsuits are without merit and intends to continue to vigorously defend the lawsuit.

                                 CAPTARIS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

8.   New Accounting Pronouncements

     In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below is carrying value. The adoption of SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on the Company's future results of operations if an impairment occurs. At September 30, 2001, the Company had net goodwill of approximately $10.8 million and recorded related amortization expense of $623,000 and $1,869,000 for the quarter and nine-month periods, respectively. This amortization expense will continue through the end of 2001, at which point amortization will cease. On January 1, 2002, the Company expects to have unamortized goodwill of approximately $10.2 million which will be evaluated in accordance with SFAS No. 142. Management is currently evaluating what impact the adoption of SFAS 142 will have on the company.

9.   Stock Based Compensation

     During the second quarter of 2001, the Company offered a limited non-compulsory exchange of employee stock options on a less than one-for-one basis. The exchange (which closed on July 10, 2001) resulted in the voluntary cancellation of employee stock options to purchase 3,125,620 shares of our common stock with varying exercise prices greater than $10.00 per share in exchange for 1,298,284 employee stock options with an exercise price of $2.11. The option exchange offer resulted in variable accounting treatment for a total of 1,951,307 options, representing the 1,298,284 new options granted in the exchange as well as any stock options granted to participating employees within the six months before or after the exchange that have an exercise price less than the tendered stock options to the extent the employee's new grant was for fewer shares than the shares subject to the tendered options. Variable accounting will continue until all options subject to variable accounting treatment are exercised, cancelled or expired. Variable accounting treatment will result in charges or credits, recorded to "Stock-based compensation", dependent on unpredictable fluctuations in quoted prices for the Company's common stock. As of September 30, 2001, stock options to purchase 1,970,194 shares of our common stock were subject to variable accounting treatment. The closing stock price of the Company's stock at September 30, 2001 did not exceed the exercise price of $2.11, therefore no charges or credits were recorded as stock based compensation for the quarter.

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

     On January 3, 2001 the Company acquired Infinite Technologies, a privately held global supplier of wireless applications and wireless infrastructure solutions. As described in Note 2 to the Consolidated Financial Statements, total consideration paid or to be paid under terms of the merger agreement approximated $24 million.

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

Results of Operations

     Net sales. Net sales decreased 6.6% to $23,737,000 in the quarter ended September 30, 2001, from $25,412,000 in the comparable 2000 quarter. Software product sales decreased 7.8% while E-document services decreased 2.6% over the preceding year. International sales for the quarter decreased 7.3% compared to the third quarter of 2000, and represented 18.7% of total net sales.

     For the nine months ended September 30, 2001, net sales decreased 10.3% to $67,714,000 from $75,527,000 in the comparable prior year period. Software product sales decreased 9.2% while E-document services decreased 13.5% over the same period in 2000. International sales for the nine-month period ending September 30, 2001 were $13,860,000, a 2.6% decrease from the same period in the previous year and represented 20.5% of total net sales. Decreases in net sales in the products group are believed to be reflective of the continued softness in the telecommunication equipment marketplace and in information technology spending in general. Decreases in services net sales over prior year periods are believed to be the result of continued pricing pressures in the broadcast fax and email industry. Additionally the service segment was particularly affected by the events of September 11, 2001.

     Gross profit. Gross profit as a percentage of net sales decreased to 61.4% in the quarter ended September 30, 2001, as compared to 67.6% in the comparable prior-year quarter. Gross profit for the nine months ended September 30, 2001 was 62.3% compared to 66.4% in the same period in the previous year. These percentage decreases for the three and nine months periods were driven by the effect of fixed cost of sales on lower sales volumes and changes in product mix.

     Research and development. As a percentage of sales, research and development expenses for the current quarter increased to 14.4% compared with 10.0% of net sales in the comparable prior-year quarter. Research and development expenses increased to $3,408,000 in the quarter ended September 30, 2001 from $2,541,000 in the comparable prior-year period.

     For the nine months ended September 30, 2001 research and development expenses were $10,911,000 constituting 16.1% of net sales as compared to $7,498,000 or 9.9% in the prior year period. This increase for both the quarter and nine month period reflects the addition of staff from the acquisition of Infinite Technologies and increases associated with new product development. The Company currently expects to continue to invest in research and development at greater than historical levels as it expands its mobile business solutions and other product offerings.

     Sales, general and administrative. Sales, general and administrative expenses increased to $14,774,000 in the quarter ended September 30, 2001 from $12,066,000 in the comparable prior-year quarter, due primarily to the addition of the operations of Infinite Technologies, and the corporate re-branding program begun during the first quarter. Sales, general and administrative costs for the current quarter represented 62.2% of net sales, an increase from 47.5% in the comparable prior-year quarter.

     For the nine months ended September 30, 2001, sales, general and administrative expenses increased to $44,959,000 or 66.4% of net sales compared to 45.8% or $34,617,000 in the same period in 2000. The Company expects that such expenditures will continue at approximately these levels as a percentage of sales as the Company pursues its investment in its mobile business solutions and the infrastructure necessary to support these efforts.

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

     Operating (loss) income. Operating loss for the quarter ended September 30, 2001 was $3,619,000 compared to operating income of $2,577,000 in the comparable prior-year quarter.

     Operating loss for the nine months ended September 30, 2001 was $16,647,000 compared to operating income of $8,044,000 during the same period in the previous year.

     Other income, net. Net other income was $771,000 in the quarter ended September 30, 2001, as compared to $951,000 in the comparable prior-year quarter, due to decreasing interest rates on investments.

     Other income was $2,586,000 during the nine-month period ended September 30, 2001 reflecting primarily interest income on investments. In the nine month period ended September 30, 2000, other income was $4,436,000 and included a one-time $1,784,000 realized gain on the sale of a marketable security held for investment.

     Income tax. The effective tax benefit rate for the quarter ended September 30, 2001 was 30.0% compared with an effective tax rate of 35.0% for the prior year period. The decline in the effective tax benefit rate for the quarter ended September 30, 2001 is the result of changes in our tax-exempt versus taxable mix in our investment portfolio and changes in the estimated benefit that we expect to receive related to foreign sales. Income tax benefit for the quarter ended September 30, 2001 was $854,000 compared with income tax expense of $1,235,000 in the comparable prior-year quarter.

     For the nine months ended September 30, 2001 the Company recorded an income tax benefit of $4,779,000 compared to income tax expense of $4,423,000 during the same period of 2000.

     Net (loss) income. The Company recognized a net loss of $1,994,000 or $0.06 per diluted common share for the quarter ended September 30, 2001, as compared to net income of $2,293,000 or $0.07 per diluted common share for the comparable prior-year quarter.

     For the nine-month period ending September 30, 2001, the Company recognized a net loss of $9,282,000 or $0.29 per diluted common share compared to net income of $8,057,000 or $0.25 per diluted common share in the comparable prior-year period.

Liquidity and Capital Resources

     Cash used by operating activities in the nine months ended September 30, 2001 was $1,035,000 due primarily to the loss from operations and the continued effect of the consolidation of the product groups, offset by improvement in working capital items. The accounts receivable collection period was approximately 60 days at September 30, 2001 compared to 50 days in the comparable prior year period. This increase is believed to be a result of a slow down in collections subsequent to the events of September 11, 2001 and the increasing softness in the general economy. Accounts receivable decreased from $16.0 million at December 31, 2000 to $14.8 million at September 30, 2001.

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

     During the third quarter of 2001, the Company repurchased approximately 359,000 shares of its common stock, utilizing approximately $725,000. The Company may continue to repurchase shares subject to overall market conditions, its stock price, and the Company's cash position and requirements going forward.

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

Stock Based Compensation

     During the second quarter of 2001, the Company offered a limited non-compulsory exchange of employee stock options on a less than one-for-one basis. The exchange (which closed on July 10, 2001) resulted in the voluntary cancellation of employee stock options to purchase 3,125,620 shares of our common stock with varying exercise prices greater than $10.00 per share in exchange for 1,298,284 employee stock options with an exercise price of $2.11. The option exchange offer resulted in variable accounting treatment for a total of 1,951,307 options, representing the 1,298,284 new options granted in the exchange as well as any stock options granted to participating employees within the six months before or after the exchange that have an exercise price less than the tendered stock options to the extent the employee's new grant was for fewer shares than the shares subject to the tendered options. Variable accounting will continue until all options subject to variable accounting treatment are exercised, cancelled or expired. Variable accounting treatment will result in charges or credits, recorded to "Stock-based compensation", dependent on unpredictable fluctuations in quoted prices for the Company's common stock. As of September 30, 2001, stock options to purchase 1,970,194 shares of our common stock were subject to variable accounting treatment. The closing stock price of the Company's stock at September 30, 2001 did not exceed the exercise price of $2.11, therefore no charges or credits were recorded as stock based compensation for the quarter.

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

     In making acquisitions, we may need to make dilutive issuances of our equity securities, incur debt, write off purchased, in-process research and development and amortize expenses related to other intangible assets.

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

Other companies may claim that we infringe their intellectual property or proprietary rights, which could cause us to incur significant expenses or be prevented from selling our products

     Our success depends on our ability to operate without infringing the patents and proprietary rights of third parties. Product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. Historically, competitors in the computer-telephony software industry have filed numerous allegations of patent infringement, resulting in considerable litigation. We have received claims of patent infringement from several parties and will probably receive additional claims in the future. While none of those claims has led to litigation, they may yet result in litigation. Any litigation, regardless of our success, would probably be costly and require significant time and attention of our key management and technical personnel. Litigation could also force us to

     . stop or delay selling, or using, products that use the challenged intellectual property;

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

     The Company maintains a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as "available for sale" securities. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2001, the fair value of the portfolio would decline by an immaterial amount. Because the Company has the current ability to hold its fixed income investments until maturity, it does not expect its operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on its securities portfolio.

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

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

     In March 2000 several class-action lawsuits were filed in the United States District Court for the Western District of Washington alleging that during the period January 20, 2000 through March 17, 2000, the Company and several officers and directors made or participated in misrepresentations about the Company's ability to achieve revenue expectations for the first quarter of 2000. The court has approved appointment of three plaintiffs to act as Lead Plaintiffs and has consolidated all lawsuits into a single action. No class has been certified. On January 25, 2001, the Court granted Captaris' motion to dismiss the consolidated complaints on the grounds that "none of the four events relied upon by plaintiffs, whether considered separately or in combination, gives rise to a strong inference that any of the defendant directors or officers acted with knowledge or deliberate recklessness." The Court dismissed the claims against four Captaris officers and directors with prejudice. Based on additional representations made by plaintiffs' counsel at oral argument, the Court granted plaintiffs' request that they be allowed to file an amended complaint to attempt to correct the legal deficiencies the Court identified in the consolidated complaint as to Captaris and two officers. Plaintiffs filed their Second Consolidated Amended Complaint on February 25, 2001. Captaris and the two remaining individual defendants filed a motion to dismiss the Second Consolidated Amended Complaint with prejudice. On July 2, 2001 the Court granted Captaris' motion and ruled in its favor, dismissing all claims against the plaintiffs with prejudice. The plaintiffs filed a notice of appeal on July 31, 2001. The Company continues to believe that the allegations of the lawsuits are without merit and intends to continue to vigorously defend the lawsuit.

Item 6.   Exhibits and Reports on Form 8-K

             (a)  Exhibits

                  None

             (b)  Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Captaris, Inc.
                                     (Registrant)


Date:  November 13, 2001             By:  /s/ Jeffrey B. deCillia
                                          -------------------------
                                          Jeffrey B. deCillia
                                          Executive Vice President,
                                          Chief Financial Officer

                                          Signing on behalf of registrant and
                                             as principal financial officer