Form 10-K
period 2001-12-31
CAPTARIS INC
filed 2002-03-27
CIK 931784

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------
                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended: December 31, 2001

                                      OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ______________to _______________

                        Commission file number: 0-25186

                                 CAPTARIS, INC.
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
                                             ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates of the registrant as of March 8, 2002 was $95,874,397 (based upon the closing sale price of $3.01 per share on the Nasdaq National Market on such date).

Number of shares of Common Stock outstanding as of March 8, 2002 was 31,851,959.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Captaris, Inc.'s Proxy Statement for its 2002 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2001 is incorporated by reference in
Part III hereof.

                                TABLE OF CONTENTS

PART I

Item 1.  BUSINESS...........................................................   2
         Industry Background................................................   2
         The Captaris Solution..............................................   2
         Strategy...........................................................   2
         Products and Services..............................................   3
         Distribution.......................................................   7
         Product Support....................................................   8
         Product Development................................................   8
         Proprietary Rights.................................................   8
         Competition........................................................   9
         Manufacturing......................................................   9
         Employees..........................................................  10
Item 2.  PROPERTIES.........................................................  10
Item 3.  LEGAL PROCEEDINGS..................................................  10
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................  10

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS................................................  11
Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA...............................  11
Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS..........................................  12
         ADDITIONAL FACTORS THAT MAY AFFECT OUR BUSINESS, FUTURE OPERATING
         RESULTS AND FINANCIAL CONDITION....................................  17
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..........  17
Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................  23
Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE................................  38

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................  38
Item 11. EXECUTIVE COMPENSATION.............................................  38
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....  38
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................  38

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K...........................................................  39

                                     PART I

When used in this Annual Report, the words "believes," "expects," "anticipates" and "intends" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. See "Additional Factors That May Affect Our Business, Future Operating Results and Financial Condition." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports the Company files from time to time with the Securities and Exchange Commission.

ITEM 1.  BUSINESS

The Company is a leading provider of unified communications and a provider of mobile business solutions for medium and large-sized enterprises, which the Company considers to be primarily enterprises with 250-5,000 employees. The Company provides flexible, cost-effective products for unified communications and mobile business solutions. These products address the unified messaging, voice messaging, fax server, production fax, document delivery, and mobile wireless markets and are distributed primarily through independent distributors and value-added resellers. The Company's products run on off-the-shelf server hardware, support Windows NT and Windows 2000, and interface with a wide variety of telephony and computer equipment. The Company also offers an e-document delivery service, including both broadcast fax and permission-based e-mail. This service is offered to customers primarily through a direct sales force.

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

THE CAPTARIS SOLUTION

The Company continues to be a leading provider of unified communications and a provider of mobile business solutions for medium and large-sized enterprises. These solutions are designed to enhance individual, work group, and enterprise-wide productivity, improve customer service, reduce business-operating costs and simplify information access and dissemination. The Company's products provide enhanced voice and data integration through applications such as unified voice and data messaging, document distribution, and mobile wireless solutions. The Company's products run on off-the-shelf server hardware, and Microsoft Windows-based server operating systems, and interface with a wide variety of telephony and computer equipment. Additionally, with the acquisition of Infinite Technologies on January 3, 2001, the Company accelerated its ability to compete in the mobile business solutions arena.

STRATEGY

The Company's mission is to deliver business-to-business communications solutions by providing cost-effective, innovative software products and services that operate on industry-standard computer platforms, globally.

In March 2001, the Company announced that it was expanding its business strategy to focus on the mobile business solutions market. At the same time, the Company intends to closely manage its traditional product lines, such as RightFax and CallXpress, in an effort to maximize the return on those products. As part of the change in strategic direction, the Company has consolidated its two primary product groups, the Computer Telephony Software Group and the Document Exchange Software Group, in order to eliminate redundancies in areas such as finance and administration, operations, marketing and support. The Company believes this shift in strategic direction will allow the Company to continue its significant investment in what it believes to be higher growth opportunities in the mobile business solutions area. Key components of the Company's strategy include:

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

Mobile Business Solutions. The Company believes that mobile business applications and, particularly mobile access to groupware and corporate data, are markets likely to experience significant growth in the future. As such, the Company intends to continue its investment in opportunities in the mobile business solutions area.

Focus on the Enterprise Market. The Company currently targets enterprises with 250-5,000 employees, including divisions and subsidiaries of Fortune 1000 companies. The Company's strategy is to continue to invest in new product and service development and marketing initiatives to gain market share and further meet the needs of medium and large-sized enterprises.

Focus on the Delivery of a Modular/Integrated Solution. An increasing differentiation for the Company is the integration of its voice/telephony, fax/document delivery, and mobility products and services to create a solution that meets the need of the market. The Company intends to leverage its expertise in each of these areas to create additional opportunities by allowing customers to purchase specific modules and later integrate those products and/or modules into one integrated solution.

Leverage Telephony and Data Expertise. The Company has established a knowledge-base in the development of call processing, voice processing and call switching applications, as well as LAN, Internet and corporate intranet software applications and services. The Company believes that its expertise in these areas enables it to efficiently bring to market innovative software products and services that unify and exchange information between businesses. While the Company's product lines all provide computer-telephony functionality, the Company tailors its products to take advantage of the distinct telephony-oriented and computer-oriented distribution channels. The Company intends to leverage its expertise to continue to develop channel-specific products and to introduce new products that further integrate its telephony and computer capabilities.

Capitalize on Installed Base. The Company intends to capitalize on its installed base by offering add-on modules, software upgrades and new products, many of which provide increased capacity and functionality.

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

Pursue Global Opportunities. The Company believes that the markets for business-to-business communications solutions outside the United States, especially in the area of mobile business solutions, will experience accelerated growth in the next few years. To pursue these opportunities, the Company intends to continue to localize its products for specific markets and to actively recruit new resellers, distributors and strategic partners internationally.

PRODUCTS AND SERVICES

The Company's product lines include telephony-oriented, computer-oriented, and mobility-based products, which comprise the Company's software products segment, and outsourced electronic document (e-document) delivery services, which comprise the Company's services segment. Please see Note 1 to the Company's Consolidated Financial Statements included elsewhere in this report for financial information regarding the Company's two segments.

The Company's telephony-oriented product lines serve the messaging markets and focus on voice and call processing, unified messaging, IVR, speech recognition, and personal and workgroup call management. The Company's computer-oriented product lines target the fax server and production fax markets and focus on high-performance fax processing and unified messaging, as well as Internet, corporate intranet and phone-based information access. The mobility market adds a new dimension to the Company's unified communications offering with enhanced ability for customers to use the Company's products to enhance productivity and to access information from a wide-variety of devices. E-document delivery services target the outsourced mass fax and e-mail markets for time-critical business-to-business communications. These services include high-volume, instantaneous IP fax and e-mail broadcast and merge offerings, fax reply and fax-on-demand applications as well as industry-specific services and custom workflow solutions for unique customer requirements. The following summary provides an overview of the Company's products in each of its segments.

ENHANCED ELECTRONIC DOCUMENT DELIVERY PRODUCTS

RIGHTFAX

The RightFax product line provides mid-sized to Fortune 1000 organizations advanced electronic document delivery solutions. The RightFax product suite converges network fax, production fax and IP fax under one umbrella to provide customers highly scalable, reliable, and cost effective e-document delivery.

With the release of the RightFax 8.0 product line, SecureDocs technology has been added to the product mix to provide customers the same security and receipt confirmation features for e-mail that are inherent with fax. Customers can now send faxes via e-mail as digitally encrypted and certified documents.

RightFax products integrate with a variety of e-mail applications that allow users to manage both e-mail and fax messages directly from their e-mail client. This integration between RightFax and e-mail packages like Microsoft Exchange 2000 and Lotus Notes helps network administrators to manage users' fax and e-mail mailboxes from one interface. Additionally, the integration between RightFax and various e-mail packages holds benefits for mobile workers. A reliable alternative for managing document communications is required by many businesses that have many users out of the office. RightFax's e-mail integration allows mobile users to manage their fax communications by checking their e-mail accounts while out of the office.

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

The primary offerings in the RightFax product line include the following:

Network Fax. Features such as Intelligent Least Cost Routing/TM/ and load-balancing allow organizations to leverage the Internet or Intranet to share resources with other RightFax servers and minimize the costs associated with sending documents. Network administrators can centrally manage all RightFax servers on the network from any standard Web browser using the RightFax Enterprise Fax Manager (EFM). With the optional Web Client Module, customers can access and manage their faxes from any Internet-enabled PC in the world.

Production Fax. RightFax production systems provide high-volume, delivery and receipt of business critical documents such as purchase orders, invoices, and sales orders in a variety of formats including fax, e-mail, EDI or delivery over the Internet. Legacy, mainframe, and host applications can also leverage the SecureDocs capabilities included with RightFax 8.0 to send these same documents digitally encrypted or certified for receipt notification. RightFax production solutions are designed to save companies time and money while improving accuracy and reliability by eliminating manual processes and the expense of mailing documents. They are also designed to improve cash flow by reducing the time necessary to exchange invoices, statements and other electronic commerce documents with customers, vendors and partners.

The RightFax production environment is designed to tightly integrate with ERP applications such as SAP, Oracle, and Baan as well as products from other leading technology partners such as FileNET, Cardiff, and Accelio. RightFax production fax architecture allows an organization to distribute services such as forms processing, notification, communication and inbound routing across multiple servers. This scalability gives organizations the ability to customize their server environment. RightFax production systems use current development interfaces like XML, JAVA, and COM to fax-enable a variety of applications across multiple platforms.

MESSAGING PRODUCTS

CALLXPRESS LINE

The Company's unified messaging product offering, CallXpress, was introduced in early 1997 and consists of CallXpress and CallXpress Enterprise.

CallXpress Enterprise is a high-capacity, network-enabled unified messaging system designed specifically for the large multi-site enterprise. CallXpress Enterprise supports up to 128 ports on a single server - allowing support for up to 10,000 users. This unified messaging platform comes complete with analog and digital networking, allowing communication between geographically dispersed offices. In addition to the unified messaging interface from a desktop PC, laptop computer, or a telephone, CallXpress Enterprise also provides desktop call management capabilities for individuals and small workgroups as well as an interactive voice response application. As an add-on application, Captaris Speech, the Captaris speech recognition application, provides CallXpress Enterprise subscribers with access to voice, fax, and e-mail messages via a speech-driven interface. Furthermore, CallXpress Enterprise provides the option of unified message integration with both Microsoft Exchange and Lotus Notes servers.

CallXpress a unified messaging server for small to medium-sized organizations, is designed to support from 4 to 32 ports. CallXpress provides LAN integration, close integration with other application servers, and LAN-based system administration. In addition to unified messaging capabilities, CallXpress provides call processing and voice messaging capabilities, support for unified messaging, interactive voice response, RightFax e-document delivery, and Captaris Speech.

CallXpress application modules consist of software programs that operate in an integrated, multi-tasking environment and are not dependent on secondary hardware processors. Modules may be purchased either at the time of initial installation or as subsequent add-ons. CallXpress software modules are divided into three application categories: advanced messaging, unified messaging, and call management. Additional modules include:

     . Networking -- functionality that allows a company with multiple locations to link its offices together, thereby allowing subscribers at each location to send and receive voice and fax messages to and from any other office in the network using the Internet or corporate intranet.
     . Interactive Voice Response - Automated Agent is an interactive voice response module that enables complete application solutions to be designed for specific business functions such as catalog ordering and college registration. Automated Agent can be connected to the corporate database through a variety of host computer and LAN-based interfaces.

The Captaris Speech for Microsoft Exchange Server is a software and hardware platform that supports the deployment of applications using a combination of speech recognition, text-to-speech, and data access connectors. Captaris Speech provides access to voice, fax and e-mail messages via a speech-driven interface, as well as access to their Outlook calendar, and Contacts database. The Captaris Speech for Microsoft Exchange application contains call handling capabilities including a Follow Me feature for external users, the ability to create multi-party conference calls and the ability to take fax and voice messages for the users.

In addition to the CallXpress product line, the Company offers a more entry-level call processing and messaging product branded as PhoneXpress Professional. PhoneXpress Professional is a call processing, voice messaging and desktop messaging solution for small businesses, scaling from 4 to 12 ports. PhoneXpress Professional offers the voice messaging and call routing capabilities of CallXpress, plus the desktop messaging capabilities for which Captaris solutions are known. PhoneXpress Professional allows for access to voice messages from the Telephone User Interface and access to voice and e-mail messages from the Graphical User Interface.

MOBILE BUSINESS SOLUTIONS PRODUCTS

INFINITE MOBILE DELIVERY

Captaris acquired Infinite Technologies in January of 2001 and launched the Infinite Mobile Delivery products to the marketplace in May of 2001. The Infinite Mobile Delivery (IMD) family of mobile wireless products provides a complete solution for secure and reliable wireless access to corporate information and resources. Users can access and manage messages, data and documents stored on their corporate network using wireless communications devices. By extending the computer desktop out to internet-enabled mobile phones and wireless personal digital assistants (PDAs), mobile workers can access critical business information, no matter where they are located.

Infinite Mobile Delivery is comprised of software server applications that are installed and managed by the customer and located behind the corporate firewall for complete security and control. The Company has employed industry standard technology to support the widest range of devices, allowing customers to take advantage of existing devices and maximize their wireless hardware investments.

The Infinite Mobile Delivery Server tightly integrates with a variety of enterprise applications such as e-mail, contacts, schedules, and company databases.

Key modules associated with the Company's mobility offering include:

Infinite Connector for Microsoft Exchange. An integrated application that extends the reach of Microsoft Exchange e-mail and Personal Information Management (PIM) to mobile users. Users can access and manage e-mail, along with personal calendars, contacts, task lists and employee directories, from wireless devices. Supports a wide range of options including advanced searching, accepting and declining meeting requests, updating Outlook contact information, employee look-up options and auto-dial features from the wireless device.

Infinite Enterprise Mail Connector. A complete wireless e-mail messaging application for providing mobile workers access to standard Internet-based e-mail applications, including any SMTP, IMAP or POP3 mail system. Users can access and manage e-mail from their mobile phone or wireless PDA.

In addition to the wireless e-mail messaging capabilities, the Company has incorporated advanced messaging features based on its document delivery expertise. From their wireless device, users can route e-mail attachments and documents to any local fax machine from IMD, providing a way to review lengthy documents and attachments.

Infinite Voice Connector. The Infinite Voice Connector unifies the mobile worker's e-mail Inbox with the voice capabilities of their mobile device, allowing universal access to all message types. With the click of a button, users can listen to, forward and respond to e-mail and voice mail messages. Additionally, the Infinite Voice Connector will "read" e-mail messages to the user via the built-in text-to-speech conversion engine.

Infinite Open Data Connector. The Infinite Open Data Connector provides wireless access to critical business information and enterprise applications, and integrates with a variety of databases. Enterprises can provide highly mobile associates such as executive staff, mobile sales force and field service agents with the information they need, when they need it most. The Infinite Open Data Connector provides extensive customization capabilities for tailoring the product to the needs of the organization.

Infinite WAP Gateway. A highly scalable product designed to meet the needs of mobile operators as well as certain enterprise markets. WAP Gateways are an essential component in WAP communications process and a necessity for operators providing WAP services to customers. The Infinite WAP Gateway has been the product choice for many of the leading mobile operators throughout the world, and a proven solution in the marketplace. In addition, Infinite WAP Gateways have been purchased by many financial services companies interested in managing their wireless communications flow from end-to-end, by deploying the WAP Gateway behind their own corporate firewall.

OUTSOURCE E-DOCUMENT DELIVERY SERVICES

MEDIALINQ

PERMISSION E-MAIL DELIVERY
Permission E-mail, introduced in June of 2001, provides high-volume delivery of personalized e-mail messages in both plain text and HTML formats. Permission E-mail, or opt-in e-mail, allows recipients to confirm interest in receiving e-mail messages from a sender, enabling MediaLinq customers to strengthen relationships with customers and prospects through more personalized, targeted and responsible marketing methods. Permission E-mail is accessed through the WebLinq interface, letting customers create, deliver and measure their Permission E-mail campaigns using only a Web browser. MediaLinq Permission E-mail features include subscribe/unsubscribe, double subscribe/unsubscribe, click-through tracking, bounce-back handling and on-line reporting.

DOCUMENTBROADCAST FAX AND E-MAIL DELIVERY
MediaLinq's fax and e-mail DocumentBroadcast services provide high-volume, simultaneous distribution of business documents, allowing companies to communicate with customers, prospects, members, vendors and employees. For both fax and e-mail, users establish a distribution list of their recipients and send their documents to this list, from a standard Web browser using WebLinq, from a Windows-based PC using MediaLinqClient software, or by contacting MediaLinq's Assisted Services group. Customers can also launch broadcasts from a fax machine using the Direct Access interactive voice response system (IVR). Additional access methods include custom integration into a customer's existing applications using the MediaLinq API and the IP Plus Connector through the RightFax 7.2 server. DocumentBroadcast provides automatic retries and resends of documents, and routinely flags incorrect fax numbers or e-mail addresses, which are then compiled and delivered to the sender. All successful and unsuccessful deliveries are tracked by broadcast delivery reports and sent to the customer via fax or e-mail upon completion of the broadcast.

Documents are distributed over MediaLinq's advanced IP-based network, which delivers over one million business-critical documents each business day. With over 6,000 ports, this IP network supports high-speed, high-volume delivery with full redundancy to ensure non-stop business continuity.

DOCUMENTMERGE
DocumentMerge delivers large numbers of personalized documents by fax or e-mail, providing targeted communications for greater impact. Using either WebLinq or MediaLinqClient software, documents are customized with information such as name, number, company, and region - any information contained in a sender's database.

DOCUMENTREPLY
DocumentReply fully automates the receipt and collection of fax responses. Combined with MediaLinq's outbound fax broadcast or merge services, DocumentReply provides a total end-to-end "send and reply" solution. Customers use this service to distribute and collect documents that require a response, such as survey and conference registration forms, removing the collection burden from their on-premise fax system. A toll-free business-reply fax number is provided for both document storage and for faxing responses. Responses are collected in a secure mailbox attached to the number and are forwarded regularly to the customer via e-mail, fax, or postal mail.

DOCUMENTONREQUEST
Using DocumentOnRequest services, customers store frequently requested documents on MediaLinq's server for automated retrieval via fax. Callers can access documents 24 hours a day, seven days a week using dedicated toll-free numbers for domestic callers or dedicated local numbers for international callers who cannot access U.S. toll-free lines. Custom voice prompts guide the callers through document selection. A personal identification number (PIN) can be assigned for confidential documents. In addition, MediaLinq allows customers to automatically and simultaneously broadcast and store documents for retrieval in one simple step.

INDUSTRYEXPRESS SOLUTIONS
For specific vertical markets, MediaLinq has created targeted solutions to simplify the e-document distribution process and to provide greater value for industry-focused customers.

MortgageExpress is a full-featured service for mortgage bankers and lenders that automates the complex rate sheet set-up and distribution process. Passwords provide selected access to regional or custom-tailored pricing scenarios. In addition, MortgageExpress customers are supported by a mortgage-industry account and customer support team, which is focused on and understands the needs of the mortgage industry.

TravelExpress is a specially designed database that allows precision targeted marketing of promotions and travel industry news to selected travel agencies. TravelExpress consists of over 35,000 U.S. listings that can be selected on over 50 different criteria to identify specific types of travel agencies (e.g., destination specialty, annual sales volume, business or leisure focus).

MEDIALINQCLIENT SOFTWARE
MediaLinqClient software gives customers desktop access to the full range of MediaLinq services. Compatible with Microsoft(r) Windows 95, 98, NT and 2000, MediaLinqClient provides fast, reliable Internet or modem connections to launch fax and e-mail broadcasts quickly and securely. The software lets customers import and manage broadcast lists, track the status of broadcasts, and "live link" to external databases for automatic updates. Customers can also schedule broadcasts for future delivery or to take advantage of off-peak delivery rates.

WEBLINQ
Launched in 1999, WebLinq allows businesses to send fax and e-mail broadcasts, manage lists and documents and track broadcasts from any computing platform with a standard Web browser. WebLinq requires no software installation or maintenance and incorporates Secure Socket Layer (SSL) encryption to ensure secure transactions. Version 5.0, released in June of 2001, includes new Permission E-mail capabilities, advanced list and document management tools along with support for mixed broadcasts, which combine both e-mail and fax delivery in a single broadcast.

DISTRIBUTION

The Company sells its products primarily through an indirect channel of resellers and distributors, as well as through direct sales, OEM and private label agreements. The Company believes that some enterprises will evaluate computer-telephony solutions from a telephony perspective while others will be more data-focused. The use of multiple distribution channels that access many of the same potential customers increases the likelihood that the Company's products will be sold to a particular customer. The Company has built a large messaging and electronic document delivery distribution channel in the United States and is developing its international distribution channels. No single customer represented 10% or more of the Company's net sales during 1999, 2000 or 2001.

The Company's services segment, comprised of its MediaLinq Services Group located in San Francisco, California, offers its e-document delivery services primarily through direct distribution.

Domestic Distribution

In the United States, the Company's products sales force sells most of the Company's messaging and electronic document delivery products through an indirect channel of wholesale distributors, value-added resellers, independent software vendors, and professional services companies specializing in custom systems development. These resellers are small to medium-sized regionally-focused organizations. In addition, the Company markets its products directly to end-user customers through trade shows and journal advertisements. As of December 31, 2001, the products sales force consisted of 107 employees.

Resellers are required to attend Company-sponsored training sessions on system usage, installation, maintenance and customer support. Advanced training is also available from the Company on an ongoing basis. All resellers are subject to agreements with the Company covering matters such as payment terms, protection of proprietary rights and nonexclusivity of sales territories, but these agreements generally do not restrict the dealer's ability to carry competitive products.

International Distribution

The Company believes that over the next few years the market for both telephony-oriented and computer-oriented products will grow faster internationally than in the United States. To address this opportunity, the Company continues to develop broad coverage of international markets through a variety of dealer, distributor, and strategic relationships. To date, the majority of the Company's international sales have been in English-speaking countries: Canada, Australia, the United Kingdom, South Africa and New Zealand. The Company is actively recruiting new resellers and distributors in international markets. The Company has sales offices in the United Kingdom, Germany, Hong Kong, Australia and Dubai. Although the Company's sales to date have generally been denominated in U.S. dollars, the Company expects that in the future an increasing portion of its international sales will be made in local currencies.

OEM/Strategic Accounts

To broaden its access to certain markets, the Company has entered into distribution and private label/OEM strategic distribution agreements with Ericsson, NEC and Fujitsu Business Communications Systems Inc. to sell private label versions of the Company's CallXpress and PhoneXpress products. The Company expects to pursue additional OEM and private label agreements in the future. As of December 31, 2001 the Company had nine employees focused on OEM and strategic accounts. The Company currently has agreements with Symantec, Xerox, IBM's Lotus Development Corporation and Sphere Communications. In January 2002, the Company entered into an original equipment manufacturing (OEM) agreement with Cisco Systems, Inc. Pursuant to this agreement, the Company granted Cisco an exclusive third-party license to certain enabling technology that is designed to enhance an enterprise customer's ability to migrate from legacy messaging systems to Cisco's open, Internet Protocol (IP)-based messaging architecture. The enabling software developed by the Company allows the exchange of Cisco Unity voice and fax messages in a diverse, multi-vendor environment.

PRODUCT SUPPORT

The Company's resellers and distributors are primarily responsible for supporting end-users of the Company's products. The Company provides telephone-based technical support to its resellers and distributors. The Company also offers technical training for both telephony-oriented and computer-oriented products to its resellers. The majority of product support is provided by the Company within three months of product shipment, and the estimated cost of such support is recognized as product revenues are recorded. The Company generally charges its customers separately for post-sale updates and upgrades.

The Company's services segment delivers customer support directly to end users through a call center and web-based self service.

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

The Company maintains four product development centers: messaging products are developed in Kirkland, Washington; enhanced electronic document delivery products in Tucson, Arizona and Portland, Oregon; e-document delivery services in San Francisco, California; and with the acquisition of Infinite Technologies a fifth location in Owings Mills, Maryland was added in January 2001. In total, the Company employed, as of December 31, 2001, 186 engineers, technicians and quality assurance specialists in its development centers. While development efforts in the past have been separate, the convergence of technologies is allowing the Company to collaborate and leverage development efforts among these groups. The Company expects these cross-development efforts to continue in the future.

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

Additionally, with international markets expected to grow at a faster rate than the North American market over the next several years, the Company intends to continue to develop versions of its products that have been localized for foreign markets. Localization includes converting client screens, documentation, and voice-prompt sets into foreign languages. The Company expects to continue to expend research and development resources to develop localized versions of its products.

PROPRIETARY RIGHTS

Captaris relies on a combination of patents, copyrights, trademarks and trade secret laws, nondisclosure and other agreements, and technical measures to protect its proprietary technology. The Company has received a U.S. patent in the area of unified messaging and, in 2000, purchased five U.S. patents and two pending U.S. patent applications in the area of facsimile technology. The issued patents will expire between 2014 and 2017. There can be no assurance that the Company's efforts to protect its proprietary rights will be successful. In particular, there can be no assurance that the Company's current or future patent applications will be granted or that its current or future issued patents will not be challenged, invalidated or circumvented, or that the rights granted under any such patents will provide competitive advantages to the Company.

Captaris has periodically received letters from third parties asserting patent rights. Following analysis, the Company generally has not believed it necessary to license any of the patent rights referred to in such letters. In those cases in which the Company has determined a license of patent rights was necessary, it has entered into a license agreement. The Company believes that any necessary licenses or other rights under patents for products or features could be obtained on conditions that would not have a material adverse effect on its financial condition, although there can be no assurance in this regard.

The Company licenses certain portions of its technology from third parties under written agreements, some of which contain provisions for ongoing royalty payments. As of December 31, 2001, the Company had license agreements with Octel Corporation (now Avaya, Inc.), Syntellect Inc., Intelligent Environments, Inc., International Business Machines Corporation and Metasoft Systems, Inc.

On November 30, 2001, AudioFAX IP LLC filed a lawsuit against the Company in the United States District Court for the Northern District of Georgia claiming ownership of three United States patents and asserting that the Company is infringing these patents as a result of the Company's sale of certain enhanced facsimile products. The suit requests unspecified damages, treble damages due to willful infringement, and preliminary and permanent injunctive relief. On January 17, 2002, Captaris filed an answer denying liability, and a counterclaim seeking a declaratory judgment that the patents are invalid and, in any event, not infringed by the Company. However, the outcome of this litigation cannot be predicted at this time. An adverse result could have a material adverse affect on our financial condition and results of operations.

COMPETITION

The unified communications and mobility markets are quickly evolving, highly competitive and subject to rapid technological change. Moreover, the Company expects to face increasing competitive pressures from both current and future competitors in the markets its serves. The principal competitive factors applicable to the Company's products and services include:

     .  product features;
     .  price;
     .  customer service and technical support;
     . relationships with distributors, strategic partners, value-added resellers and systems integrators;
     .  an installed based of similar or related products;
     . the ability to integrate various products into a customer's existing network;
     . the modular, integrated nature of the Company's products; and . the ability to be among the first to introduce new products.

The Company's competitive position with respect to these factors varies depending on the market. With respect to the Company's messaging and enhanced electronic document delivery products, and e-document delivery services, the Company believes that it competes favorably in its target markets. With respect to the mobility market, this market is relatively new and the Company's experience in this area is less than with its other products and services. While the Company believes that its mobile products are feature-rich and compare favorably against other entrants in the mobility market, the newness of this market creates an increased level of uncertainty with respect to the Company's competitive position.

Because the Company offers a wide range of products and services for several types of enterprises, it has a broad range of competitors. Many of the Company's competitors are substantially larger than the Company and have significantly greater financial, sales, marketing, distribution, technical, manufacturing and other resources.

The Company's principal competitors in the telephony-oriented market for voice messaging and unified messaging systems are Avaya, Inc., Cisco Systems, Inc, Nortel Networks Corporation, and Siemens Business Communication Systems, Inc.

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

The competitors of mobility products include iAnywhere, Openwave Systems, Inc., Aether Systems, Inc., Infowave, Brience and Vaultus.

In the e-document delivery services market, the Company's services segment, principal competitors are the Xpedite division of PTEK Holdings, Cable and Wireless, telecommunications companies who provide fax services and other regionally-based specialty providers.

MANUFACTURING

The Company's production operations consist primarily of diskette duplication, documentation fulfillment, final assembly and quality control testing of materials, subassemblies and systems. Some limited hardware fabrication is performed by third parties for the Company on certain telephone switch integration modules, for which the Company has designed a proprietary device to emulate a particular manufacturer's telephone station set.

The Company's products incorporate a number of commercially available application cards, fax cards, voice cards and circuit boards that enable integration with certain telephone switches. The Company currently purchases voice cards from the Dialogic division of Intel and Mitel Corp. The Company purchases fax cards from Brooktrout, Natural Microsystems and the Dialogic division of Intel. The Company is dependent upon these third-party manufacturers for voice and fax cards. If these manufacturers terminate their relationships with us or are unable to fill orders on a timely basis, the Company may be unable to deliver its products to meet customers' orders, which could delay or decrease the Company's revenue or otherwise have an adverse impact on the Company's operations.

EMPLOYEES

As of December 31, 2001, the Company had 515 full-time employees, including 92 in administration, 22 in manufacturing, 105 in engineering and product development, and 296 in sales, marketing and technical support. The Company's employees enter into agreements containing confidentiality restrictions. The Company has never had a work stoppage and no employees are represented by a labor organization. The Company considers its employee relations to be good.

On January 10, 2002, the Company announced a reduction in force across all groups of the Company, which resulted in a reduction of about 90 employees or 18% of its workforce.

ITEM 2.  PROPERTIES

The Company's products group administrative, engineering, manufacturing and marketing operations are located in offices in Kirkland, Washington, Tucson, Arizona, Portland, Oregon and Owings Mills, Maryland. The Kirkland location, which includes the Company's corporate headquarters, consists of approximately 70,000 square feet of space, under a lease that expires in January 2003. The Company's other product locations are located in approximately 34,400 square feet of leased space in Tucson, Arizona, approximately 19,500 square feet of leased space in Portland, Oregon and 8,850 square feet of leased space in Owings Mills, Maryland . The Company's MediaLinq Services headquarters are located in approximately 15,300 square feet of leased space in San Francisco, California.

The Company believes that these facilities are adequate to meet its current needs and that suitable additional or alternative space will be available, as needed, in the future on commercially reasonable terms. As a result of the reduction in force executed on January 10, 2002, the Company believes it has approximately 14,400 square feet of excess leased space at its Tucson, Arizona location and approximately 6,000 square feet of excess leased space at its Owings Mills, Maryland location.

ITEM 3.  LEGAL PROCEEDINGS

The Company, the other individually named defendants and the plaintiffs stipulated to the dismissal of an appeal of the securities class-action lawsuit described in the Company's quarterly reports on Form 10-Q for the quarters ended March 31, June 30, September 30, 2001. The stipulation followed a dismissal with prejudice by the trial court and the filing of a notice of appeal by the plaintiffs. On November 21, 2001, the Ninth Circuit Court of Appeals entered an order granting the dismissal. No defendant or insurer is paying any amounts in connection with the dismissal.

On November 30, 2001, AudioFAX IP LLC filed a lawsuit against the Company in the United States District Court for the Northern District of Georgia claiming ownership of three United States patents and asserting that the Company is infringing these patents as a result of the Company's sale of certain enhanced facsimile products. The suit requests unspecified damages, treble damages due to willful infringement, and preliminary and permanent injunctive relief. On January 17, 2002, Captaris filed an answer denying liability, and a counterclaim seeking a declaratory judgment that the patents are invalid and, in any event, not infringed by the Company. However, the outcome of this litigation cannot be predicted at this time. An adverse result could have a material adverse effect on our financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated by reference to information contained in Note 9 to the Consolidated Financial Statements:
Quarterly Financial Data and Market Information (unaudited).

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA
                                                                              Year Ended December 31,
                                                                               -----------------------
                                                                   1997      1998      1999     2000       2001
                                                                 --------  --------  --------  -------   -------
                                                                        (in thousands, except per share data)
Consolidated Statement of Income Data:
Net sales....................................................   $76,971  $102,977  $130,224  $100,537  $ 91,938
Cost of sales................................................    29,233    37,282    44,958    33,407    34,648
                                                                -------   -------   -------   -------  --------
Gross profit.................................................    47,738    65,695    85,266    67,130    57,290
                                                                -------   -------   -------   -------  --------
Operating expenses:
   Research and development..................................     7,988     9,474    10,311    10,223    13,878
   Selling, general and administrative.......................    26,040    35,035    44,282    46,768    60,367
   Non-recurring charges/(1)/................................    11,025       287     3,255       -       2,942
   Stock Compensation expense................................        -         -        -         -       1,399
                                                                -------   -------   -------   -------  --------
   Total operating expenses..................................    45,053    44,796    57,848    56,991    78,586
                                                                -------   -------   -------   -------  --------
Operating income(loss).......................................     2,685    20,899    27,418    10,139   (21,296)
Other income, net /(4)/......................................     1,104     1,258     1,993     5,643     3,347
                                                                -------   -------   -------   -------  --------
Income (loss) before income tax expense (benefit)............     3,789    22,157    29,411    15,782   (17,949)
Income tax expense (benefit).................................     1,470     8,078    11,556     5,086    (5,945)
                                                                -------   -------   -------   -------  --------
Net income (loss)............................................   $ 2,319  $ 14,079  $ 17,855  $ 10,696  $(12,004)
                                                                =======   =======   =======   =======  ========
Diluted earnings (loss) per common share/(2)/................   $  0.08  $   0.47  $   0.56  $   0.33  $  (0.37)
Net income (loss) excluding nonrecurring items/(3)/
  and stock compensation expense.............................   $ 9,375  $ 14,262  $ 20,798  $  9,539  $ (9,109)
Diluted earnings (loss) per common share excluding nonrecurring
 Items/(2)//(3)/.............................................   $  0.33  $   0.48  $   0.65  $   0.30  $  (0.28)
Weighted average common and common equivalent shares
 outstanding/(2)/............................................    28,820    30,016    31,856    32,297    32,039

                                                                                 December 31,
                                                                                 ------------
                                                                  1997      1998      1999      2000      2001
                                                                --------  --------  --------  --------  --------
                                                                                   (in thousands)
Consolidated Balance Sheet Data:
 Cash, cash equivalents and short-term investments............  $25,432  $42,691   $ 75,018  $ 88,423  $ 77,172
 Working capital.............................................   $31,743  $54,249   $ 86,225  $ 98,317  $ 82,120
 Total assets................................................   $62,686  $85,648   $121,709  $130,244  $135,360
 Long-term debt, less current portion........................   $   492  $    --   $     --  $     --  $    882
 Total shareholders' equity..................................   $48,371  $71,086   $102,205  $113,001  $110,236


----------------------------------
/(1)/ Reflects nonrecurring charges of $2,388,000 of merger-related costs incurred in the merger with MediaTel in April 1999, $867,000 of costs incurred in the fourth quarter 1999 consolidation of our RightFax and CommercePath divisions into the new Document Exchange Software Group and $1,042,000 in the first quarter of 2001 related to the consolidation of the Tucson and Kirkland operations. The 1998 non-recurring charges of $287,000 are related to the withdrawal of the follow-on stock offering in February 1998 as well as $3,898,000, $7,127,000 and $1,900,000 for the write-off of purchased, in-process research and development associated with the acquisition of Telcom Technologies in January 1997, CommercePath in October 1997 and Infinite Technologies in January 2001, respectively.
/(2)/ Computed on the basis described in Note 1 to the Consolidated Financial
      Statements.
/(3)/ Excludes the after-tax effect of the nonrecurring charges in 1997, 1998,
      1999 and 2001 referred to above.
/(4)/ In the first quarter 2000 a non-recurring gain of $1,784,000 was realized from the sale of marketable securities held for investment.

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

Overview

The Company is a leading provider of unified communications and mobile business solutions for small, medium and large-sized enterprises, which the Company considers to be primarily enterprises with 250-5,000 employees. The Company provides flexible, cost-effective products for unified communications and mobile business solutions. These products, which comprise the Company's software products segment, address the unified messaging, voice messaging, fax server, production fax, document delivery, and mobile wireless markets and are distributed primarily through independent distributors and value-added resellers. The Company's products run on off-the-shelf hardware, support Windows NT and Windows 2000, and interface with a wide variety of telephony and computer equipment. The company also offers an e-document delivery service, including both broadcast fax and permission-based e-mail. This service, which comprises the Company's services segment, is offered to customers primarily through a direct sales force.

The Company's product lines include both unified communications products, and outsourced electronic document (e-document) delivery services. The Company's telephony-oriented product lines serve the messaging markets and focus on voice and call processing, unified messaging, and personal and workgroup call management. The Company's computer-oriented product lines target the fax server and production fax markets and focus on high-performance fax processing and unified messaging, as well as Internet, corporate intranet and phone-based information access. E-document delivery services target the outsource mass fax and e-mail markets for time-critical business-to-business (B2B) communications. These services include high-volume, instantaneous IP fax and e-mail broadcast and merge offerings, fax reply and fax-on-demand applications as well as industry-specific services and custom workflow solutions for unique customer requirements.

The Company sells its products primarily through an indirect channel of resellers and distributors, as well as through direct sales, OEM and private label agreements. The Company's telephony-oriented products include:
CallXpress, and CallXpress Enterprise, a multi-application, high capacity unified messaging platform and PhoneXpress, a full-featured advanced messaging system for small to medium-sized enterprises. The Company's data oriented enhanced fax products include RightFax and RightFax Enterprise, the Company's LAN-based fax server lines for Windows NT / Windows 2000, and the RightFax Production System, a high-volume production-oriented server that enables fax and other forms of electronic transmission for electronic commerce applications. The Company's e-document delivery services, branded under the name MediaLinq, offer high-volume, simultaneous delivery of fax and e-mail documents via the Web, from desktop software or a fax machine.

Since January 1996, the Company has made four strategic acquisitions, three of which were accounted for as purchases and one which was accounted for as a pooling of interests. The Company acquired RightFax, a developer of LAN-based fax server software, in January 1996. In January 1997, the Company acquired selected assets and liabilities of Telcom Technologies, a developer of NT-based open-architecture Automated Call Distribution (ACD) systems. In October 1997, the Company acquired CommercePath, a developer of high-volume production-oriented fax servers. In April, 1999 the Company merged with MediaTel Corporation, a provider of e-document delivery services, in a transaction which was accounted for as a pooling of interests. On January 3, 2001 the Company acquired Infinite Technologies, a privately held global supplier of wireless applications and wireless infrastructure solutions. In connection with the RightFax, Telcom Technologies, CommercePath and Infinite Technologies acquisitions, the Company recorded nonrecurring charges of $4.1 million, $3.9 million, $7.1 million and $1.9 million, respectively, in January 1996, January 1997, October 1997 and January 2001 for the write-off of purchased, in-process research and development, and recorded additional amounts of goodwill that are being amortized over future years. See "--Liquidity and Capital Resources" and Note 8 to the Consolidated Financial Statements.

On March 15, 2001, the Company announced a new business strategy based on the Mobile Business Solutions market. In conjunction with this announcement the Company announced the consolidation of its two primary product groups, the Computer Telephony Software Group and the Document Exchange Software Group, resulting in a 14% reduction of its workforce and a one-time charge of approximately $1.0 million. The launching of this new strategy resulted in an increase in operating expenses in 2001 over levels historically seen by the Company. The Company anticipates that the process of investing in the Mobile Business Solutions market will result in operating expenses that will continue at the levels experienced in 2001.

Consolidated Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Company's consolidated statements of income.

                                                                           Year Ended December 31,
                                                                           -----------------------
                                                                      1999          2000         2001
                                                                   ----------    ----------   ----------
Net sales.........................................................   100.0%        100.0%        100.0%
Cost of sales............................... .....................    34.5          33.2          37.7
                                                                     -----         -----         -----
Gross profit......................................................    65.5          66.8          62.3
Operating expenses:
     Research and development.....................................     7.9          10.2          15.1
     Selling, general and administrative..........................    34.0          46.5          65.6
     Non-recurring charges........................................     2.5            -            3.2
     Stock compensation expense...................................      -             -            1.5
                                                                     -----         -----         -----
     Total operating expenses.....................................    44.4          56.7          85.4
Operating income (loss)...........................................    21.1          10.1         (23.1)
Other income, net.................................................     1.5           5.6           3.6
                                                                     -----         -----         -----
Income before income tax expense (benefit) .......................    22.6          15.7         (19.5)
Income tax expense (benefit)......................................     8.9           5.0          (6.5)
                                                                     -----         -----         -----
Net income (loss).................................................    13.7%         10.7%        (13.0)%
                                                                     =====         =====         =====

Net Sales

The Company derives net sales primarily from initial sales of software kits and licenses and fully integrated systems, e-document delivery services as well as follow-on sales of add-on software modules and product upgrades. Sales to resellers and distributors are recognized when the products are shipped. The sales mix among the Company's product categories and between software kits and fully integrated systems affects both net sales and gross margin. Because of their hardware components, fully integrated systems generate higher revenue per unit and lower margins than comparable software kits. Advanced CTI application systems generally are sold at a higher unit price and with a higher gross margin than basic messaging systems due to the additional software modules purchased and the higher mix of software kits and software licenses as compared to fully integrated systems.

Years ended December 31, 2001 and 2000. Net sales decreased 8.6% from $101 million in 2000 to $92 million in 2001. The Company believes that the continued tightening of information technology spending and continued softness in the telephone equipment marketplace was the primary contributor to this decline in sales. Software product sales decreased 8.5% over 2000 and represented 75.2% of net sales. E-document delivery services decreased 8.7% during 2001 and represented 24.8% of net sales. International sales decreased 2.8% in 2001, and represented 20% of net sales.

Years ended December 31, 2000 and 1999. Net sales decreased 22% from $130 million in 1999 to $101 million in 2000. All product lines experienced a decrease in sales resulting in part from an industry-wide sales decline. Software product sales decreased 26.5% over 1999 and represented 75.2% of net sales. E-document delivery services decreased 8.8% during 2000 and represented 24.8% of net sales. International sales decreased 21% in 2000, and represented 18% of net sales.

In January 2002, the Company entered into an original equipment manufacturing
(OEM) agreement with Cisco Systems, Inc. With this agreement the Company has granted Cisco an exclusive third-party license to certain enabling technology that is designed to enhance an enterprise customer's ability to migrate from legacy messaging systems to Cisco's open, Internet Protocol (IP)-based messaging architecture. Assuming the parties fully perform their obligations under the contract and payments are made as scheduled through mid-2005, in accordance with applicable software revenue recognition rules, the Company expects to recognize revenue of approximately $300,000 in 2002 and $2 million in 2003, with the remainder of the revenue associated with the quarterly payments recognized in 2004 and 2005. See Footnote 10 to the Financial Statements.

Gross Profit

Years ended December 31, 2001 and 2000. Gross profit as a percentage of net sales decreased to 62.3% in 2001 compared to 66.8% in 2000, reflecting the fixed portion of production costs on lower sales volumes and the impact of technology changes on our inventory.

Years ended December 31, 2000 and 1999. Gross profit as a percentage of net sales increased to 66.8% in 2000 compared to 65.5% in 1999, evidencing the continuing shift to higher margin products in the software products area.

Research and Development

Years ended December 31, 2001 and 2000. Research and development expenses in 2001 increased 35.8% to $13.9 million from $10.2 million in 2000 reflecting the Company's investment in new product offerings, including Infinite Mobile Delivery and new versions of CallXpress and RightFax, all of which were released in 2001. As a percentage of net sales, research and development expenses represented 15.1% of sales in 2001, as compared to 10.2% in 2000. The Company anticipates research and development spending to remain at approximately the same level in 2002 as in 2001.

Years ended December 31, 2000 and 1999. Research and development expenses in 2000 decreased 0.9% to $10.2 million from $10.3 million in 1999 reflecting stable headcount for both years. As a percentage of net sales, research and development expenses represented 10.1% of sales in 2000, as compared to 7.9% in 1999.

Selling, General and Administrative

Years ended December 31, 2001 and 2000. Selling, general and administrative expenses increased 29% to $60.4 million in 2001 from $46.8 million in 2000, due in part to the marketing expenditures related to our corporate branding initiative coinciding with the Company's name change to Captaris, added headcount resulting from our acquisition of Infinite Technologies and increased international expansion. Amortization of goodwill relating to acquisitions in the amounts of $2.5 million and $1.3 million was included in selling, general and administrative expenses in 2001 and 2000, respectively. Selling, general and administrative expenses represented 65.6% of net sales in 2001, as compared to 46.5% in 2000. The Company anticipates selling, general and administrative spending to remain relatively constant in 2002.

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

Non-recurring Charges

In the first quarter of 2001, the Company recorded a non-recurring charge of $1.9 million for acquired in-process research and development related to the acquisition of Infinite Technologies in January. Also during the first quarter of 2001, the Company recorded non-recurring charges of $1.0 million related primarily to the consolidation of the Tucson and Kirkland operations.

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

During the first quarter of 2002, the Company expects to record non-recurring charges of approximately $2.0 million related to the 18% reduction in workforce executed on January 10, 2002.

Other Income, Net

For the years ended December 31, 1999, 2000 and 2001, other income increased from $2.0 million in 1999 and decreased from $5.6 million in 2000 to $3.3 million in 2001. Included in other income for 2000 was a non-recurring gain of $1.7 million relating to the sale of marketable securities held for investment.

Income Tax Expense

The effective income tax rates in 2001, 2000 and 1999 were (33.1)%, 32.2% and 39.3% respectively. The Company recognized an income tax benefit of $5.9 million in 2001 and expense of $5.1 million in 2000 and $11.6 million in 1999.

Net Income and Net Income Per Share

Years ended December 31, 2001 and 2000. The Company reported a net loss of $12.0 million in 2001 as compared to net income of $10.7 million in 2000. Excluding the nonrecurring charges related to the acquisition of Infinite Technologies in January 2001, the costs incurred in the first quarter 2001 consolidation of our Kirkland and Tucson operations, and the fourth quarter variable accounting charge for stock compensation expense, the net loss would have been $9.1 million for 2001. Diluted net loss per share, excluding the nonrecurring items, was ($0.30) per share in 2000 from $.65 per share in 1999.

Years ended December 31, 2000 and 1999. Net income was $10.7 million in 2000 as compared to $17.9 million in 1999. Excluding the nonrecurring charges related to the merger with MediaTel in 1999, net income would have been $20.8 million for 1999. Diluted net income per share, excluding the nonrecurring items, decreased to $.30 per share in 2000 from $.65 per share in 1999.

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments decreased to $77.2 million at December 31, 2001 from $88.4 million at December 31, 2000 and increased from $75 million at December 31, 1999. The decrease in 2001 was directly attributable to the cash expended in the acquisition of Infinite Technologies in January 2001, as well as the expenditure of $1.2 million to repurchase the Company's stock under the Company's stock repurchase program. Cash flow generated from operating activities was $2.8 million, $21.1 million and $29.1 million in the years ended December 31, 2001, 2000 and 1999, respectively.

In August of 2000 the Board of Directors authorized the Company to repurchase up to $15 million worth of its common stock. During 2001 approximately $1.2 million of the authorized funds were expended to repurchase approximately 552,000 shares in addition to $200,000 that was spent in 2000 to purchase approximately 35,000 shares. The program is ongoing, although the timing and size of repurchases, if any, are subject to market conditions, stock prices, and Captaris' cash position and requirements going forward.

On January 3, 2001, the Company acquired all of the outstanding stock of Infinite Technologies, a privately held global supplier of wireless applications and wireless infrastructure solutions for a total consideration of up to $24,083,000. At closing, the Company paid approximately $9.1 million in cash and issued 1,631,600 shares of the Company's common stock valued at $8,058,000. The Company will pay approximately $2,900,000 in a combination of cash and the Company's common stock under a deferred payment arrangement over the next three years, which was recorded at the time of closing as a note payable of $1,351,000, net of imputed interest, and stock to be issued totaling $1,480,000. In addition, the Company may pay up to an additional $3,900,000 in a combination of cash and the Company's common stock under an earn-out arrangement over a period of three years from the date of closing which will be expensed as compensation by the Company.

The Company invested $4.1 million, $2.8 million and $4.3 million in equipment and leasehold improvements in the years ended December 31, 2001, 2000 and 1999, respectively. Equipment purchases in such years consisted primarily of computer hardware and software.

The Company expects that its current cash, cash flow from operations and available bank line of credit, will provide sufficient working capital for operations for the foreseeable future.

Commercial Commitments and Contractual Obligations

The following table summarizes the Company's contractual obligations as of December 31, 2001 and the effect such obligations are expected to have on liquidity in future periods:

-------------------------------------------------------------------------------
                                           Payments Due by Period
-------------------------------------------------------------------------------
Contractual Obligations  Total       Less than 1  1-3 years   4-5 years After 5
                                         year                            years
-------------------------------------------------------------------------------
   Long Term Debt       $1,409,000  $  527,000    $  882,000 -           -
-------------------------------------------------------------------------------
   Operating Leases     $4,923,000  $2,592,000    $1,873,000 $458,000    -
-------------------------------------------------------------------------------

At December 31, 2001, the Company had a $4.0 million unsecured revolving line of credit, none of which was used during the years ended December 31, 2000 and 2001. The Company's line of credit expires in August 2004, and contains certain financial covenants and restrictions as to various matters, including the Company's ability to pay cash dividends without the bank's prior approval. The Company is currently in compliance with such financial covenants and restrictions. Borrowings under the line of credit bear interest at the bank's prime rate or, at the Company's option, its interbank offering rate plus 1.50%. At December 31, 2001, the bank's prime rate was 4.75%, and its interbank offering rate was 3.37%.

Critical Accounting Policies

We have identified the most critical accounting policies used in the preparation of our financial statements by considering accounting policies that involve the most complex subjective decisions or assessments.

Our most critical accounting policies relate to the following areas:
     .  Revenue recognition;

     .  Allowances for returns and warranty obligations;

     .  Valuation of long-lived and intangible assets and goodwill;

     .  Contingencies; and

     .  Income taxes

Revenue recognition. Our revenue recognition policies follow the guidelines of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended. These guidelines require that (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. Revenue from product sales to resellers are generally recognized when related products are shipped, provided fees are fixed and determinable and collection is deemed probable. In instances where the Company has an installation obligation, revenue is recognized when product installation is complete. Costs related to insignificant customer support obligations, which include telephone support, are accrued at the time the related revenue is recorded as are estimated returns, which have not been significant. Revenues from software maintenance agreements are recognized over the contract periods, generally one-year, on a straight-line basis. Revenues from document delivery services are recognized when services are provided.

Sales returns and the allowance for obsolete and damaged inventory. Management must make estimates of potential future product returns related to current period revenue. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances in any accounting period. The allowance for sales returns amounted to $1,438,000 at December 31, 2001, compared to $1,387,000 at December 31, 2000.

The Company writes down its inventory for estimated obsolescence or damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Valuation of long-lived and intangible assets and goodwill. Management periodically evaluates the recoverability of its long-lived assets following the guidance of SFAS 121. When doing so, management is required to estimate undiscounted cash flows to assess the recoverability of those assets. There is a risk that projected cash flow will be less than actual cash flow, particularly related to its mobile delivery products which compete in an emerging market. Future adverse changes in market conditions or poor operating results could result in losses or an inability to recover the carrying value of the asset that may not be reflected in an asset's current carrying value, thereby possibly requiring an impairment charge in the future. Net intangible assets, long-lived assets, and goodwill amounted to $18.8 million as of December 31, 2001.

Contingencies. The Company is periodically involved in litigation or claims, including patent infringements claims, in the normal course of its business. Management follows the provisions of Statements of Financial Accounting Standard No. 5, "Accounting for Contingencies" to record litigation or claim-related expenses. Under this criteria, the Company accrues for settlements when the outcome is probable and the amount or range of the settlement can be reasonably estimated. In addition to management's judgments and use of estimates, there are inherent uncertainties surrounding litigation and claims, which could result in actual settlement amounts that differ materially from estimates. Legal costs are expensed as incurred.

Income taxes. The Company accounts for income taxes using the asset and liability method prescribed by SFAS 109 "Accounting for Income Taxes" and related interpretations. The Company is required to estimate the effective tax rate on a quarterly basis and annual basis which will differ from the statutory rate due to permanent differences between taxable income and net income or loss computed in accordance with generally accepted accounting principles. When estimating the effective tax rate for a quarter, management is required to project pretax income or loss for the year and the impact of permanent differences such as tax-exempt interest income, goodwill amortization and foreign income exclusions and other items. Actual amounts for the year may differ from management's estimates. In addition, the impact of such items on the effective rate become proportionately bigger as income or loss approaches the breakeven level.

New Accounting Pronouncements

In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on the Company's future results of operations if an impairment occurs. At December 31, 2001, the Company had net goodwill of approximately $10.2 million which will be evaluated in accordance with SFAS No. 142 and recorded related amortization expense of $2,492,000 for the year. Management is currently evaluating what impact the adoption of SFAS No. 142 will have on the Company.

In August 2001, The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for the Company on January 1, 2002. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and other related accounting guidance. The Company does not believe that this statement will have an impact on its financial statements.

Stock Based Compensation

During the second quarter of 2001, the Company offered a limited non-compulsory exchange of employee stock options on a less than one-for-one basis. The exchange (which closed on July 10, 2001) resulted in the voluntary cancellation of employee stock options to purchase 3,125,620 shares of our common stock with varying exercise prices greater than $10.00 per share in exchange for 1,298,284 employee stock options with an exercise price of $2.11. The option exchange offer resulted in variable accounting treatment for a total of 1,951,307 options, representing the 1,298,284 new options granted in the exchange as well as any stock options granted to participating employees within the six months before or after the exchange that have an exercise price less than the tendered stock options to the extent the employee's new grant was for fewer shares than the shares subject to the tendered options. Variable accounting will continue until all options subject to variable accounting treatment are exercised, cancelled or expired. Variable accounting treatment will result in charges or credits, recorded to "Stock-based compensation", dependent on unpredictable fluctuations in quoted prices for the Company's common stock. The closing stock price of the Company's stock at December 31, 2001 was $3.69, which resulted in a charge of $1,399,241 being recorded as stock compensation expense.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates, each of which could adversely affect the value of the Company's investments. The Company does not currently use derivative financial instruments.

The Company maintains a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as "available for sale" securities. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2001, the fair value of the portfolio would decline by an immaterial amount. Because the Company has the ability to hold its fixed income investments until maturity, it does not expect its operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on its securities portfolio.

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

In March 2001, we announced that we are expanding our business strategy to focus on the mobile business solutions market, which we believe is a higher-growth opportunity in our market. In order to implement this strategy, we will be required to design, develop and introduce competitive new wireless products, improve our marketing of such products and build credibility among customers that we are capable of delivering advanced mobile business solutions. Implementation of this strategy will involve substantial increased costs and, as a result, our expenses will increase disproportionately to revenue in the near-term. Moreover, implementation of this strategy may disrupt our existing operations and distract management, which could have a material adverse effect on our operating results.

There can be no assurance that we will realize a return on our investment in the new and unproven mobile business solutions market. If we are not successful in implementing our strategy, our revenue could decline. Even if we are successful, our revenue may still decrease if the market opportunity for mobile wireless solutions does not develop in the ways we anticipate. This market opportunity is in its early stages and certain early entrants have not achieved their publicly forecasted financial results. We cannot guarantee that the demand for mobile business solutions will develop as fast as we anticipate, that new technologies will not cause the market to evolve in a manner different from what we expect or that we will be able to obtain a leadership position as this market opportunity develops.

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

     .  pricing pressures; and

     .  general economic conditions.

Most of our software product revenue comes from current-quarter orders and sales, of which a substantial portion, and sometimes a majority, occurs in the last month of each quarter. We do not maintain a large backlog of orders, and most of our distributors maintain little or no inventory. Order fulfillment cycles are typically short, and often as short as one to two days. Accordingly, the timing of customer orders can cause significant variations in quarterly results of operations. Because we sell our products to end-customers through various third parties such as telephone system manufacturers, value-added resellers, telephone interconnect resellers, and others, we are unable to project with certainty the actual orders, sales, and revenues these third parties will generate in a given quarter. The combination of these factors impairs and delays our ability to know when revenues and earnings will be higher or lower than expected. We base product development and other operating expenses on our expected revenues. Because our expenses are relatively fixed in the short term, we may be unable to adjust our spending in time to compensate for any unexpected shortfall in quarterly revenues.

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

We rely heavily on telephone system manufacturers, independent equipment resellers and value-added resellers.

A substantial majority of our net sales depends on a network of independent telephone equipment resellers and computer-oriented value-added resellers. There is intense competition for the attention of these independent resellers from our competitors and from providers of other products distributed through these channels. Many of these resellers do not have the financial resources to withstand a downturn in their businesses. We may not be able to maintain or expand our network of resellers in the future. Moreover, our resellers may not maintain or expand their present level of efforts to sell our products. If we lose a major dealer or reseller, or if our dealers and resellers lose interest in selling our products, our business, results of operations and financial condition may suffer.

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

In our industry, technology and customer demands change rapidly, and we and our competitors frequently introduce new products and features. To succeed, we must identify, develop and market new products, features and services that achieve broad market acceptance by satisfying those changing customer needs and keeping pace with those technological developments. To do this, we must spend substantial funds on product development. We regularly devote significant resources to technologies that we anticipate will be widely adopted. In addition, in the future, we intend to pursue new revenue streams by leveraging our expertise in voice and data communication to integrate these capabilities in unified messaging and mobile wireless delivery, among other possible areas. The market for unified messaging software and mobile wireless delivery is relatively new and, as yet, unproven. To be successful, we must, among other things, develop and market products and services that achieve broad market acceptance. We may not be able to develop new products or product enhancements on a timely basis. Even if we do, the market may not accept the new products or product enhancements that we develop.

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

In the telephony-oriented market for messaging systems, our principal competitors are independent suppliers such as Avaya, Inc., Mitel Corporation, Active Voice Inc. (now a division of NEC America, Inc.), Cisco Systems, Inc. and Callware Technologies, Inc.

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

Further acceptance of open systems architectures and the development of industry standards in the call processing market may eliminate some of the technical barriers to entry, allowing additional competitors to enter the market. Many of our existing competitors have larger customer and installed bases and substantially greater technical, financial and marketing resources than we do. In addition, some of our competitors have a marketing advantage because they can sell their call processing equipment or facsimile solutions as part of their broader product offerings. Recently, we believe our business has been, and may continue to be, adversely affected by the introduction of next-generation IP PBX switches as potential customers delay purchasing decisions as they evaluate these new product offerings. We expect our competitors will continue to offer improved product technologies and capabilities. The availability of these products could cause sales of our existing products to decline. For these reasons, we may be unable to compete successfully against our current and future competitors.

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

Our growth depends, in part on continued expansion of our international sales. International sales generated approximately 18%, 19% and 20% of our net sales in the years ended December 31, 1999, 2000 and 2001, respectively. We have spent significant management attention and financial resources on our international operations. A significant portion of our revenues are subject to the risks associated with international sales, which include

 . difficulty adapting products to local languages and telephone system technology;

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

Growth in our business has placed, and will continue to place, significant demands on our management and operations. To succeed, our officers and key employees must manage growth successfully. We must continue to implement and improve our operational, financial and management information systems. In addition, we must expand, train and manage our employee base. We may be unable to successfully accomplish these tasks in a timely manner.

We depend on third parties for certain key components of our products.

We use standard computer hardware for our products. Most of the components we use are readily available. However, only three domestic suppliers can provide voice-processing circuit boards in the quantities we need. In addition, only two domestic suppliers can provide our facsimile processing circuit boards in the quantity we require. Historically, we have relied almost exclusively on Dialogic Corporation (now a part of Intel Corporation) for our voice cards, and on Dialogic and Brooktrout, Inc. for our fax cards. We rely on those suppliers primarily because of volume price discounts and the cost and effort required to develop software for an alternate voice or fax card. Significant delays, interruptions or reductions in our supply of voice or fax cards, or unfavorable changes to price and delivery terms could adversely affect our business.

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

          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Captaris, Inc.:

We have audited the accompanying consolidated balance sheets of Captaris, Inc. (a Washington corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Captaris, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

                                          /s/ Arthur Andersen LLP

Seattle, Washington
January 22, 2002

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               CAPTARIS, INC.

                         CONSOLIDATED BALANCE SHEETS

                                                                                                   December 31,
                                                                                               ---------------------
                                                                                                 2000          2001
                                                                                               ----------  ---------
                                                                                                 (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents.................................................................    $ 36,744    $ 12,726
  Short-term investments....................................................................      51,679      64,446
  Accounts receivable, less allowance of $794 and $1,514....................................      16,010      14,597
  Inventories...............................................................................       6,249       5,022
  Deferred tax assets and income tax receivables............................................       3,007       8,267
  Prepaid expenses and other................................................................       1,871       1,304
                                                                                                 -------    --------
    Total current assets....................................................................     115,560     106,362
Equipment and leasehold improvements, net...................................................       6,220       7,463
Intangibles, net............................................................................       5,256      18,766
Deferred income taxes.......................................................................       3,208       2,769
                                                                                                 -------    --------
                                                                                                $130,244    $135,360
                                                                                                 =======    ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable............................................................................    $  4,914    $  4,941
Other current liabilities...................................................................      12,329      18,774
Current portion of note payable.............................................................         --          527
                                                                                                 -------    --------
    Total current liabilities...............................................................      17,243      24,242
                                                                                                 -------    --------
Note payable, net of current portion........................................................         --          882
                                                                                                 -------    --------
    Total liabilities.......................................................................     $17,243    $ 25,124
                                                                                                 -------    --------
Commitments and Contingencies    (Note 6)
Shareholders' equity:
  Preferred stock, par value $.01 per share, 2,000,000 shares authorized; none
    outstanding.............................................................................          --          --
  Common stock, par value $.01 per share, 120,000,000 shares authorized;
    30,666,319 and 31,746,067 outstanding...................................................         307         317
  Additional paid-in capital................................................................      56,186      65,943
  Retained earnings.........................................................................      56,508      44,504
  Accumulated other comprehensive income (loss).............................................         --         (528)
                                                                                                 -------    --------
    Total shareholders' equity..............................................................     113,001     110,236
                                                                                                 -------    --------
                                                                                                $130,244    $135,360
                                                                                                 =======    ========

    See the accompanying notes to these consolidated financial statements.

                               CAPTARIS, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           Year Ended December 31,
                                                                                           -----------------------
                                                                                      1999          2000          2001
                                                                                      ----          ----          ----
                                                                                     (in thousands, except per share data)
Net sales.......................................................................    $130,224      $100,537      $ 91,938
Cost of sales...................................................................      44,958        33,407        34,648
                                                                                     -------       -------       --------
  Gross profit..................................................................      85,266        67,130        57,290
                                                                                     -------       -------       --------
Operating expenses:
  Research and development......................................................      10,311        10,223        13,878
  Selling, general and administrative...........................................      44,282        46,768        60,367
  Non-recurring charges.........................................................       3,255           --          2,942
  Stock compensation expense....................................................         --            --          1,399
                                                                                     -------       -------       --------
    Total operating expense.....................................................      57,848        56,991        78,586
                                                                                     -------       -------       --------
Operating income (loss).........................................................      27,418        10,139       (21,296)
                                                                                     -------       -------       --------
Other income:
  Interest income...............................................................       2,133         3,779         3,379
  Other, net....................................................................        (140)        1,864           (32)
                                                                                     -------       -------       --------
    Other income ...............................................................       1,993         5,643         3,347
                                                                                     -------       -------       --------
Income (loss) before income tax expense.........................................      29,411        15,782       (17,949)
Income tax expense(benefit).....................................................      11,556         5,086        (5,945)
                                                                                     -------       -------       --------
Net income (loss)...............................................................    $ 17,855      $ 10,696      $(12,004)
                                                                                     =======       =======       ========
Basic earnings (loss) per common share..........................................    $   0.60      $   0.35      $  (0.37)
Weighted average common shares outstanding......................................      29,652        30,898        32,039
Diluted earnings (loss) per common share........................................    $   0.56      $   0.33      $  (0.37)
Weighted average common and common equivalent shares outstanding................      31,856        32,297        32,039

    See the accompanying notes to these consolidated financial statements.

                               CAPTARIS, INC.

                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     Years Ended December 31, 1999, 2000 and 2001

                                                                              Accumulated
                                              Common  Stock     Additional     Other                     Total           Total
                                           ------------------    paid-in     Comprehensive  Retained   Shareholders'  Comprehensive
                                            Shares     Amount    capital      Income(Loss)  earnings      equity        Income
                                            ------     ------    -------      ------------  ---------     ------        ------

                                                                                (in thousands, except share data)
Balance at December 31, 1998.........      28,461,150    $284    $42,845         $  --      $27,957       $ 71,086
Exercise of stock options............       2,175,904      22      6,597            --           --          6,619
Tax benefit of stock options
  exercised..........................              --      --      6,063            --           --          6,063
Unrealized gain on marketable securities           --      --         --           582           --            582          582
Net income...........................              --      --         --            --       17,855         17,855       17,855
                                           ----------    ----    -------          ----      -------        -------      -------
Balance at December 31, 1999.........      30,637,054     306     55,505           582       45,812        102,205       18,437
                                                                                                                        =======
Exercise of stock options............       1,127,177      12      5,372            --           --          5,384
Tax benefit of stock options
  exercised..........................              --      --      5,672            --           --          5,672
Unrealized gain on marketable securities           --      --         --          (582)          --           (582)        (582)
Stock repurchase.....................      (1,097,912)    (11)   (10,363)           --           --        (10,374)
Net income...........................              --      --         --            --       10,696         10,696       10,696
                                            ----------   ----    -------          ----      -------         -------     -------
Balance at December 31, 2000.........      30,666,319     307     56,186            --       56,508        113,001       10,114
                                                                                                                        =======
Stock issued in acquisition..........       1,631,600      16      9,522            --           --          9,538
Stock compensation expense...........              --      --      1,399            --           --          1,399
Unrealized foreign currency loss.....              --      --         --          (528)          --           (528)        (528)
Stock repurchase.....................        (551,852)     (6)    (1,164)           --           --         (1,170)
Net loss.............................              --      --         --            --      (12,004)       (12,004)     (12,004)
                                           ----------    ----    -------          ----       -------       --------     -------
Balance at December 31, 2001.........      31,746,067    $317    $65,943         $(528)     $44,504       $110,236     $(12,532)
                                           ==========    ====    =======          ====       =======       ========     =======

    See the accompanying notes to these consolidated financial statements.

                                  CAPTARIS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Year Ended December 31,
                                                                                       ------------------------
                                                                                    1999          2000          2001
                                                                                    ----          ----          ----
                                                                                             (in thousands)
Cash flows from operating activities:
  Net income (loss) ...........................................................   $ 17,855      $ 10,696      $ (12,004)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization................................................      4,882         4,945          7,216
  Non-recurring charges........................................................        460        (1,784)         1,900
  Stock compensation expense...................................................        --            --           1,399
  Deferred income taxes........................................................     (1,220)        1,109           (322)
  Stock option income tax benefit..............................................      6,063         5,672            --
  Changes in current assets and liabilities, net of business acquired:
     Accounts receivable, net..................................................     (2,740)        4,293          1,610
     Inventories...............................................................        241          (930)         1,238
     Prepaid expenses and other ...............................................       (553)          218            667
     Accounts payable..........................................................        639          (518)          (539)
     Accrued compensation and benefits.........................................      1,072        (1,585)         4,401
     Income taxes payable and receivable.......................................        418        (2,224)        (4,499)
     Other accrued liabilities.................................................      2,025         1,166          1,700
     Current portion of note payable...........................................        --            --              58
                                                                                  --------      --------      ----------
Net cash provided by operating activities......................................     29,142        21,058          2,825
                                                                                  --------      --------      ----------

Cash flows from investing activities:
  Purchase of equipment and leasehold improvements.............................     (4,276)       (2,807)        (4,079)
  Purchase of short-term investments, net......................................    (21,960)       (1,483)       (12,767)
  Cash paid in acquisition,....................................................        --            --          (8,800)
  Net proceeds from the sale of investments....................................        --          2,101            --
  Intangibles..................................................................        (68)       (1,058)           (27)
                                                                                  --------      --------      ---------
    Net cash used in investing activities......................................    (26,304)       (3,247)       (25,673)
                                                                                  --------      --------      ---------

Cash flows from financing activities:
  Proceeds from exercise of common stock options ..............................      6,619         5,384            --
  Repurchase of common stock...................................................        --        (10,374)        (1,170)

                                                                                  --------      --------      ---------
    Net cash provided by (used in) financing activities........................      6,619        (4,990)        (1,170)
                                                                                  --------      --------      ---------
    Net increase (decrease) in cash............................................      9,457        12,821        (24,018)
Cash and cash equivalents at beginning of period...............................     14,466        23,923         36,744
                                                                                  --------      --------      ---------
Cash and cash equivalents at end of period.....................................   $ 23,923      $ 36,744      $  12,726
                                                                                  ========      ========      -========
Supplementary disclosure of cash flows:
Cash paid for interest.........................................................   $    191      $    --       $     --
                                                                                  ========      ========      =========
Supplementary disclosures of noncash portion of acquisitions:
Stock issued in Infinite Technologies acquisition..............................   $    --       $    --       $   9,538
                                                                                  ========      ========      =========

See the accompanying notes to these consolidated financial statements.

                                 CAPTARIS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Captaris, Inc. (the Company), a Washington corporation, is a leading provider of unified communications solutions for medium and large-sized enterprises. The Company provides flexible, cost-effective products for unified communications and mobile business solutions. These products address the unified messaging, voice messaging, fax server, production fax, document delivery and mobile wireless markets and are distributed primarily through independent distributors and value-added resellers. The consolidated financial statements include the accounts of all subsidiaries, all of which are wholly owned, from the date of acquisition, including MediaTel Corporation and Infinite Technologies. All intercompany accounts have been eliminated.

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

Short-Term Investments

The Company has classified its investments as "held to maturity". From time to time the Company may acquire available-for-sale equity securities. At December 31, 2001, no securities were available for sale.

Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income over the term of the investment. The cost of securities sold is based upon the specific identification method. Securities held as of December 31, 2000 and 2001 consisted primarily of municipal notes, corporate bonds and government backed securities whose amortized cost approximates estimated fair value. As of December 31, 2000 and 2001 average maturity for these investments was eight and eleven months, respectively with all securities maturing within 1.75 years.

In the first quarter 2000, a non-recurring gain of $1,784,000 was realized from the sale of marketable securities held for investment and included in other income.

Inventories

Inventories consist primarily of computer assemblies, components and related equipment, and are stated at the lower of cost (first-in, first-out) or market (net realizable value). The Company writes down its inventory for estimated obsolescence or damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost and are depreciated on the straight-line method over the estimated useful lives of the assets, which range from three to five years. Repairs and maintenance are expensed as incurred. Equipment and leasehold improvements consist of the following:

                                                               December 31,
                                                             --------------
                                                         2000             2001
                                                         ----             ----
                                                            (in thousands)

Computers and other equipment.....................    $ 19,786        $ 23,474
Leasehold improvements............................       1,398           1,799
Furniture and fixtures............................       1,533           2,098
                                                       --------        --------
                                                        22,717          27,371
Less accumulated depreciation.....................     (16,497)        (19,908)
                                                       --------        --------
Equipment and leasehold improvements, net.........    $  6,220        $  7,463
                                                       ========        ========

                                 CAPTARIS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --(Continued)

Long-lived assets

The Company assesses potential impairment to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely. An impairment loss is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset.

Intangibles

Goodwill and purchased intangibles are carried at cost, less accumulated amortization. Goodwill is being amortized using the straight-line method over its estimated useful life of seven years. License agreements are amortized using the straight-line method over the remaining lives of the related patents, which range from approximately 6 to 12 years. Other intangible assets are being amortized over their estimated useful life, ranging from two to seven years. Amortization expense for the years ended December 31, 1999, 2000 and 2001 was $1,818,000, $1,726,000, and $4,446,000, respectively.

                                                             December 31,
                                                            --------------
                                                          2000           2001
                                                          ----           ----
                                                            (in thousands)
Goodwill from Infinite Technologies acquisition.......  $   -        $  8,383
Goodwill from CommercePath acquisition................    1,829         1,829
Goodwill from RightFax acquisition....................    5,906         5,906
License agreements and purchased intangible assets....    5,639        13,112
                                                         -------       -------
                                                         13,374        29,230
Less accumulated amortization, including write-off of
   in-process research and development in 2001........   (8,118)      (10,464)
                                                         -------       -------
Intangibles, net......................................  $ 5,256      $ 18,766
                                                         =======       =======

Other Current Liabilities

                                                             December 31,
                                                            --------------
                                                          2000         2001
                                                          ----         ----
                                                            (in thousands)
Accrued compensation and benefits.....................  $  3,584     $ 7,985
Deferred maintenance revenue..........................     5,475       7,433
Other.................................................     3,270       3,356
                                                          ------      ------
Other current liabilities.............................  $ 12,329     $18,774
                                                          ======      ======

Foreign Currency Translations

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to other comprehensive income (loss). Revenue and expenses of the Company's consolidated foreign operations are translated at average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are included in expenses.

Use of Estimates

The preparation of the Company's consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior-period balances have been reclassified to conform with the current period presentation.

                                 CAPTARIS, INC.

Revenue Recognition

Revenue is recognized when earned, in accordance with applicable accounting standards, including American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended. Revenue from product sales to resellers are generally recognized when related products are shipped, provided sales prices are fixed and determinable and collection is deemed probable. In instances where the Company has an installation obligation, revenue is recognized when product installation is complete. Customers are granted a 30-day right of return for product sales.
The Company accrues the estimated future product returns primarily based on historical experience. Costs associated with the one-year warranty and 30-day telephone customer support are accrued based on historical experience, at the time the related revenue is recognized. Revenues from software maintenance agreements are recognized over the contract periods, generally one-year, on a straight-line basis. Cash received in advance of product or service revenue is recorded as deferred revenue. Revenues from document delivery services are recognized when services are provided.

Sales Return and Allowances

The Company must make estimates of potential future product returns related to current period revenue. The Company analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances in any accounting period. The allowance for sales returns was $1,438,000 and $1,387,000 at December 31, 2001 and 2000, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. The Company has not capitalized any software development costs, as technological feasibility is not generally established until substantially all development is complete.

Earnings (Loss) Per Share

Basic earnings (loss) per common share were computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share were computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding during the year, plus the net additional shares that would have been issued had all dilutive options and warrants been exercised less shares that would be repurchased with the proceeds from such exercise. Dilutive options are those that have an exercise price which is less than the average stock price during the year.

The computation of diluted earnings (loss) per common share is as follows:

                                                                                   Year Ended December 31,
                                                                                 ---------------------------
                                                                                  1999         2000     2001
                                                                                  ----         ----     ----
                                                                           (in thousands, except per share amounts)
Diluted earnings per common share:
   Net income (loss).....................................................    $ 17,855     $ 10,696    $ (12,004)
                                                                              --------     -------     --------
   Weighted average common shares outstanding............................      29,652       30,898       32,039
   Plus: dilutive options assumed exercised..............................       6,398        3,991          --
   Less: shares assumed repurchased with proceeds from exercise..........      (4,194)      (2,592)         --
                                                                              --------     -------     --------
   Weighted average common and common equivalent shares outstanding......      31,856       32,297       32,039
                                                                              --------     -------     --------
   Diluted earnings (loss) per common share..............................    $   0.56     $   0.33    $   (0.37)
                                                                              ========     =======     ========

Equivalent shares of 523,541 were excluded from the calculation of diluted shares outstanding for the year ended December 31, 2001, as they were antidilutive.

                                 CAPTARIS, INC.

Segment Reporting

The Company has adopted Statement of Financial Accounting Standard No. 131 "Disclosures about Segments of an Enterprise and Related Information "(SFAS No.
131). This standard requires segmentation based upon the Company's internal organization and disclosure of revenue and operating income based upon internal accounting methods. The segment information is provided for software products and e-document delivery services. Software products includes the Company's telephony and computer-oriented products, as well as the Company's mobility products. Interest and other debt expense, provision for income taxes, interest income, and gains and losses on the disposition of marketable securities are centrally managed at the corporate level and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by the Company's management. Reconciling items include corporate expense items and non-recurring charges which are not allocated to operating segments. The Company's assets are managed on a company-wide basis versus by segment and accordingly, asset information is not reported.

                                   Software     E-document   Reconciling
                                   Products      Services      Amounts       Total
                                   --------      --------      -------       -----
                                                      (in thousands)
Year ended December 31, 2001
Net Sales.......................  $  69,172    $ 22,766        $   -      $  91,938
Operating Income (Loss).........    (14,824)      1,595         (8,067)     (21,296)

Year ended December 31, 2000
Net Sales.......................  $  75,589    $ 24,948        $   -      $ 100,537
Operating Income................      6,959       4,612         (1,432)      10,139

Year ended December 31, 1999
Net Sales.......................  $ 102,860    $ 27,364        $   -      $ 130,224
Operating Income................     31,076       5,581         (9,239)      27,418

Concentration of Credit Risk; Export Sales

The Company achieves broad U.S. market coverage for its products primarily through a nationwide network of telephony-oriented resellers and computer-oriented value-added resellers. For the years ended December 31, 1999, 2000 and 2001, no customer represented more than 10% of the Company's net sales. The Company performs ongoing credit evaluations of its customers' financial conditions and, generally, no collateral is required.

The Company's sales by country were as follows:

                                                  Year Ended December 31,
                                                 -------------------------
                                                1999        2000        2001
                                                ----        ----        ----
                                                      (in thousands)
United States...........................    $ 106,340   $  81,655    $ 73,584
Canada..................................        3,965       3,071       2,564
United Kingdom..........................        4,650       6,018       5,170
Other...................................       15,269       9,793      10,620
                                              -------     -------     -------
                                            $ 130,224   $ 100,537    $ 91,938
                                              =======     =======     =======

2.  Income Taxes

Income taxes are provided for in the consolidated statements of income using the asset and liability method. The difference between the provision for income taxes and the statutory tax rate applied to income (loss) before income tax expense (benefit) is due to certain expenses not being deductible for tax purposes and research and experimentation credits offset by tax exempt interest income and permanent tax benefits from the Company's foreign sales corporation.

                                 CAPTARIS, INC.

The following is a reconciliation from the U.S. statutory rate to the effective tax rate:

                                                                        Year Ended December 31,
                                                                        -----------------------
                                                                1999                2000                 2001
                                                                ----                ----                 ----
                                                          Amount     %        Amount      %        Amount       %
                                                         --------  -----    --------    -----     --------    -----
                                                                             (dollars in thousands)
Tax at statutory rate............................      $10,294     35.0%     $ 5,524     35.0%   $ (6,282)     (35.0)%
Research and experimentation credit..............          (26)      --          --       --         (252)      (1.4)
Nondeductible merger costs.......................          894      3.0          --       --           --         --
In-process research and development..............           --       --          --       --          717        4.0
Nondeductible goodwill amortization..............          379      1.3          358      2.2         561        8.7
Nontaxable interest income.......................         (515)    (1.8)        (795)    (5.0)       (504)      (2.8)
State taxes and other............................        1,158      3.9          970      6.2        (645)      (3.6)
FSC (benefit) and EIE exclusion..................         (628)    (2.1)        (971)    (6.2)       (540)      (3.0)
                                                        ------     ----        ------    -----      ------      ----
Income tax expense(benefit)......................      $11,556     39.3%     $ 5,086     32.2%   $ (5,945)     (33.1)%
                                                        ======     ====        ======    =====      ======      ====

Income tax expense and cash paid for income taxes are as follows:

                                                                       Year Ended December 31,
                                                                      -------------------------
                                                                  1999         2000         2001
                                                                  ----         ----         ----
                                                                          (in thousands)
Current.....................................................   $12,776      $ 3,977      $ (5,623)
Deferred....................................................    (1,220)       1,109          (322)
                                                                 ------       ------        ------
   Total income tax expense(benefit)........................   $11,556      $ 5,086      $ (5,945)
                                                                ======        ======        ======

Income taxes paid (refunded)................................   $ 5,237      $   564      $ (1,158)
                                                                ======        ======        ======

Deferred taxes result from temporary differences relating to items that are expensed for financial reporting, but are not currently deductible for income tax purposes.

Significant components of the Company's deferred tax assets and income tax receivable as of December 31, 2000 and 2001 are as follows:

                                                                                                    December 31,
                                                                                                   --------------
                                                                                                  2000         2001
                                                                                                  ----         ----
                                                                                                   (in thousands)
Deferred tax assets and prepaid income taxes:
     Accounts receivable allowances.........................................................     $  291     $   530
     Inventories............................................................................         98         334
     Depreciation and amortization..........................................................        201        (100)
     Accrued compensation, benefits and stock-based compensation............................        546       1,017
     Amortization of intangibles related to acquisition.....................................      3,208       2,769
     Deferred maintenance and other revenue.................................................         --         292
     Loss carryback.........................................................................         --       4,308
     Income tax receivable..................................................................        900       1,091
     Other..................................................................................        971         795
                                                                                                  ------     ------
  Deferred tax assets and income tax receivable.............................................     $6,215     $11,036
                                                                                                  ======     ======

3.  Non-recurring Charges

On March 15, 2001, the Company announced the consolidation of its two primary product groups, the Computer Telephony Software Group and the Document Exchange Software Group, resulting in a 14% reduction of its workforce and a one-time charge of $1,042,000, which consisted of mainly severance and other employee benefits and consulting services.

                                 CAPTARIS, INC.

In the fourth quarter of 1999, the Company consolidated its RightFax and CommercePath divisions into the Document Exchange Software Group. As a result of this consolidation the Company incurred expenses of $867,000 during the quarter of which $460,000 was a non-cash charge related to stock compensation. On April 14, 1999, the Company merged with MediaTel Corporation in a tax-free, stock-for-stock transaction valued at approximately $48 million. The combination was accounted for as a pooling of interests and all amounts have been adjusted to reflect this transaction. Related to this merger, the Company incurred merger-related expenses of $2.4 million during the second quarter of 1999.

4.  Shareholders' Equity

The Company has stock option plans under which employees, directors, officers and other agents may be granted options to purchase common stock. The Company has reserved approximately 13,900,000 shares of common stock for issuance pursuant to these plans upon exercise of outstanding options and upon exercise of options to be granted in the future. Options generally vest over three to four years and expire 10 years from the date of grant. The options are exercisable at prices determined at the discretion of the Board of Directors. The Company accounts for these plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized and is based on the difference between the exercise price and fair market value at the date of grant, if any. Had compensation cost for stock option grants made in 1999, 2000 and 2001 been determined using the fair value method consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company's net income (loss) and earnings (loss) per share would have been reduced (increased) to the following pro forma amounts:

                                                                                 Year Ended December 31,
                                                                                -------------------------
                                                                              1999         2000         2001
                                                                              ----         ----         ----
                                                                           (in thousands, except per share data)
Net Income (Loss):    As Reported......................................     $17,855      $10,696      $(12,004)
                      Pro Forma........................................     $15,622      $ 5,967      $(13,808)
Basic EPS:            As Reported......................................     $  0.60      $  0.35      $  (0.37)
                      Pro Forma........................................     $  0.53      $  0.19      $  (0.43)
Diluted EPS:          As Reported......................................     $  0.56      $  0.33      $  (0.37)
                      Pro Forma........................................     $  0.56      $  0.21      $  (0.43)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the year ended December 31, 2001: risk-free interest rates of 4.48%; expected lives of five years; expected volatility of 63%; and $0 dividends. For 2000, the assumptions were: risk-free interest rates of 6.85%; expected lives of five years; expected volatility of 31%; and $0 dividends. For 1999, the following assumptions were used: risk-free interest rates of 6.85%; expected lives of five years; expected volatility of 43%; and $0 dividends.

Stock Option Plans

A summary of the status of the Company's stock option plans at December 31, 1999, 2000 and 2001, and the changes during the years then ended, is presented in the table and narrative below:

                                                       1999                     2000                      2001
                                                       ----                     ----                      ----
                                                      Wtd. Avg.                Wtd. Avg.                 Wtd. Avg.
                                                 Shares     Ex. Price     Shares     Ex. Price     Shares      Ex. Price
                                              ----------   ---------   ----------   ---------   -----------   ---------
Outstanding at beginning of period.......     5,797,974     $   4.94    6,832,782     $   9.63    8,273,419     $  11.34
Granted..................................     3,301,590     $  13.97    3,266,963     $  13.53    3,284,376     $   2.78
Exercised................................    (1,957,540)    $   3.13   (1,092,977)    $   4.84      (34,826)    $   2.72
Canceled.................................      (309,242)    $  10.61     (733,349)    $  15.00   (4,365,853)    $  14.81
                                                           ----------                ----------                ----------
Outstanding at end of period.............     6,832,782     $   9.63    8,273,419     $  11.34    7,157,116     $   5.39
                                             ==========                ==========                ==========
Exercisable at end of period.............     2,419,218     $   4.58    2,821,390     $   8.00    3,046,078     $   7.20
                                             ==========                ==========                ==========
Weighted average fair value of options
  granted................................                   $   5.89                  $   4.04                  $   1.76

                                 CAPTARIS, INC.

Options outstanding have exercise prices ranging from $0.40 to $28.13 per share, with weighted average remaining contractual lives of 8.0, 8.0 and 6.1 years at December 31, 1999, 2000 and 2001, respectively. At December 31, 2001, 7,011,112 shares of the Company's common stock were available for future grant under the Company's stock option plans.

Information relating to stock options outstanding and stock options exercisable at December 31, 2001 is as follows:

                                                      Options Outstanding             Options Exercisable
                                             -------------------------------------    -------------------
                                                       Wtd. Avg.
                                                       Remaining         Wtd. Avg.              Wtd. Avg.
         Range of Exercise Prices            Shares    Contractual Life  Ex. Price    Shares    Ex. Price
         ------------------------            ------    ----------------  ---------    ------    ---------
$0.40  - $2.81............................  2,739,364                 6     $ 2.17     308,919     $ 2.00
$2.82  - $5.63............................  1,645,787                 5     $ 4.19   1,006,795     $ 3.75
$5.64  - $8.44............................  1,707,381                 7     $ 6.43     850,139     $ 6.78
$8.45  - $11.25...........................    229,417                 6     $ 9.48     168,528     $ 9.56
$11.26 - $14.06...........................    701,113                 6     $12.91     637,451     $12.96
$14.07 - $28.13...........................    134,054                 6     $26.22      74,246     $25.59
                                            ---------             -----     ------   ---------     ------
                                            7,157,116                 6     $ 5.39   3,046,078     $ 7.20
                                            =========             =====     ======   =========     ======

Warrants

At December 31, 2001, there were outstanding warrants to purchase 125,504 shares of the Company's common stock at $3.34 per share. The warrants were issued in connection with an acquisition made in 1997 and expired January 3, 2002.

Stock-Based Compensation

During the second quarter of 2001, the Company offered a limited non-compulsory exchange of employee stock options on a less than one-for-one basis. The exchange (which closed on July 10, 2001) resulted in the voluntary cancellation of employee stock options to purchase 3,125,620 shares of our common stock with varying exercise prices greater than $10.00 per share in exchange for 1,298,284 employee stock options with an exercise price of $2.11. The option exchange offer resulted in variable accounting treatment for a total of 1,951,307 options, representing the 1,298,284 new options granted in the exchange, as well as any stock options granted to participating employees within the six months before or after the exchange that have an exercise price less than the tendered stock options to the extent the employee's new grant was for fewer shares than the shares subject to the tendered options. Variable accounting will continue until all options subject to variable accounting treatment are exercised, cancelled or expired. Variable accounting treatment will result in charges or credits, recorded to "Stock-based compensation expense", dependent on unpredictable fluctuations in quoted prices for the Company's common stock. The closing stock price of the Company's stock at December 31, 2001 was $3.69, which resulted in a charge of $1,399,000 being recorded as stock compensation expense. Allocation of this stock compensation expense to the operating categories is as follows, (in thousands):

Cost of Sales                                       $  101
Research and development                               287
Selling, general and administrative                  1,011
                                                   -------
                                                    $1,399
                                                   =======

5.  Line of Credit

At December 31, 2001, the Company had a $4.0 million unsecured revolving line of credit, none of which was used during the years ended December 31, 2000 and 2001. The Company's line of credit expires in August 2004, and contains certain financial covenants and restrictions as to various matters, including restrictions on the Company's ability to pay cash dividends without the bank's prior approval. The Company is currently in compliance with such financial covenants and restrictions. Borrowings under the line of credit bear interest at the bank's prime rate or, at the Company's option, its interbank offering rate plus 1.50%. At December 31, 2001, the bank's prime rate was 4.75%, and its interbank offering rate was 3.37%.

                                 CAPTARIS, INC.

6.  Commitments and Contingencies

Leases

The Company leases its office space under noncancelable operating leases. Rent expense under the noncancelable leases amounted to $2,154,000, $2,241,000 and $2,874,000 in 1999, 2000 and 2001, respectively. Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

2002.....................................................   $2,592
2003.....................................................    1,202
2004.....................................................      671
2005.....................................................      244
2006.....................................................      214
                                                            ------
                                                            $4,923
                                                            ======

Retirement Savings Plan

The Company offers a 401(k) profit-sharing plan to substantially all of its employees. Company contributions are determined annually and are at the discretion of the Board of Directors. Cash contributions made to the plan in 1999, 2000 and 2001 were $416,000, $677,000 and $535,000 respectively.

License Agreements

In connection with the acquisition of a business in 1989, the Company agreed to make royalty payments from future sales of the Company's products, up to a maximum of $2,800,000 in total, payable up to $70,000 per quarter, before adjustment for increases in the consumer price index. In February 1995, the Company made a prepayment of $1,808,000 to satisfy this royalty commitment. This intangible is being amortized over the remainder of the original agreement's term (67 months). Amounts charged to expense under this agreement were $324,000 in 1999 and $214,000 in 2000. As of December 31, 2000, the
prepayment had been fully amortized.

In addition to the agreement mentioned above, the Company has two nonexclusive licenses to sell products using patented technology. In exchange for the licenses, the Company has made quarterly payments equal to 6% of net revenues from sales of components utilized in the Company's products that use the licensed technology.

In September 1995, the Company renegotiated its royalty obligation for one of these licenses. The Company recorded an intangible as a result of the new agreement in the amount of $1,725,000. The intangible is being amortized on a straight-line basis over the remaining average lives of the related patents (approximately 12 years).

In July 1996, the Company renegotiated its royalty obligation for the second license. The Company recorded an intangible for this prepayment in the amount of $446,000. The intangible is being amortized on a straight-line basis over the remaining average lives of the related patents (approximately seven years). Amounts charged to expense for the two nonexclusive licenses were $212,000 in each of 1999 and 2000 and $210,000 in 2001.

Legal Proceedings

The Company, the other individually named defendants and the plaintiffs stipulated to the dismissal of an appeal of the securities class-action lawsuit described in the Company's quarterly reports on Form 10-Q for the quarters ended March 31, June 30, September 30, 2001. The stipulation followed a dismissal with prejudice by the trial court and the filing of a notice of appeal by the plaintiffs. On November 21, 2001, the Ninth Circuit Court of Appeals entered an order granting the dismissal. No defendant or insurer is paying any amounts in connection with the dismissal.

On November 30, 2001, AudioFAX IP LLC filed a lawsuit against the Company in the United States District Court for the Northern District of Georgia claiming ownership of three United States patents and asserting that the Company is infringing these patents as a result of the Company's sale of certain enhanced facsimile products. The suit requests unspecified damages, treble damages due to willful infringement, and preliminary and permanent injunctive relief. On January 17, 2002, the Company filed an answer denying liability, and a counterclaim seeking a declaratory judgment that the patents are invalid and, in any event, not infringed by the Company. However, the outcome of this litigation cannot be predicted at this time. An adverse result could have a material adverse affect on our financial condition and results of operations.

                                 CAPTARIS, INC.

7.  Valuation and Qualifying Accounts

                                                    Balance at   Charged to   Charged                       Balance
                                                    beginning    costs and    to other                      at end
                          Description               of period     expenses    accounts    Deductions/(1)/    of period
                          -----------               ---------     --------    ---------   ---------------   ---------
                                                                        (in thousands)
Allowance for doubtful accounts:
    December 31, 1999............................     $  929         727         --           552           $1,104
    December 31, 2000............................     $1,104         217         --           527           $  794
    December 31, 2001............................     $  794       1,241         --           521           $1,514

/(1)/ Amounts include write-offs of accounts receivable deemed uncollectable.

8.  Businesses Acquired

On January 3, 2001, the Company acquired all of the outstanding stock of Infinite Technologies, a privately held global supplier of wireless applications and wireless infrastructure solutions for a total consideration of $24,083,000. At closing, the Company paid approximately $9.1 million in cash and issued 1,631,600 shares of the Company's common stock valued at $8,058,000. The Company will pay approximately $2,900,000 in a combination of cash and the Company's common stock under a deferred payment arrangement over the next three years, which was recorded at the time of closing as a note payable of $1,351,000, net of imputed interest, and stock to be issued totaling $1,480,000. In addition, the Company may pay up to an additional $3,900,000 in a combination of cash and the Company's common stock under an earn-out arrangement over the next three years which will be expensed as compensation by the Company. The Company has accounted for the business combination as a purchase. In connection with the acquisition, the Company recorded a one-time charge in the first quarter of 2001 related to purchased in-process research and development in the amount of $1.9 million. The total consideration of $24,083,000 was allocated as follows:

                                                         (in thousands)
Goodwill ......................................              $     8,383
Purchased in-process research & development,
expensed.......................................                    1,900
Other intangibles..........................                        9,900
                                                                --------
Total purchase price.......................                       20,183
                                                                --------
Earn-out...................................                        3,900
                                                                --------
Total consideration........................                  $    24,083
                                                                ========

All goodwill and identified intangibles associated with the acquisition are being amortized over lives ranging from two to seven years.

On April 14, 1999, the Company merged with MediaTel Corporation. In connection with the merger, the shareholders of MediaTel received an aggregate of approximately 3,219,192 shares of the Company's common stock, 10% of which were deposited into an escrow account to compensate the Company for certain losses that it may incur as a result of breaches of representation and warranties and other agreements by MediaTel. In addition, the Company assumed all outstanding options to purchase MediaTel shares, which became exercisable for approximately 583,400 shares of the Company's common stock. On March 27, 2000, the escrow account was terminated and the shares held therein, less approximately 10,050 shares that were returned to the Company for losses, were distributed to the former MediaTel shareholders. This transaction was accounted for as a pooling of interests.

                                 CAPTARIS, INC.

The following summarizes amounts reported by the Company and MediaTel prior to the merger for the quarter ended March 31, 1999.


                                 Quarter Ended March 31,
                                 ----------------------
                                        1999
                                        ----
                                  (in thousands)
Net Sales
     Captaris..............            $22,621
     MediaTel..............              6,222
                                      --------
       Combined                        $28,843
                                      ========
Net Income
     Captaris..............            $ 3,313
     MediaTel..............                629
                                      --------
       Combined                        $ 3,942
                                      ========


9.  New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) approved Statement of Financial Accounting Standard (SFAS)No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill ceased on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse non-cash effect on the Company's future results of operations if an impairment occurs. At December 31, 2001, the Company had net goodwill of approximately $10,200,000 which will be evaluated in accordance with SFAS No. 142 and recorded related amortization expense of $2,492,000 for the year. Management is currently evaluating what impact the adoption of SFAS No. 142 will have on the Company.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for the Company on January 1, 2002. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and other related accounting guidance. The Company does not believe that this statement will have an impact on its financial statements.

10. Subsequent Events

In January 2002, the Company entered into an original equipment manufacturing
(OEM) agreement with Cisco Systems, Inc. With this agreement, the Company has granted Cisco an exclusive third-party license to certain enabling technology that is designed to enhance an enterprise customer's ability to migrate from legacy messaging systems to Cisco's open, Internet Protocol (IP)-based messaging architecture. The enabling software developed by Captaris allows the exchange of Cisco Unity voice and fax messages in a diverse, multi-vendor environment.

The agreement provides for quarterly payments to be made by Cisco to the Company through mid-2005 to cover exclusive licensing, software development, technical support and training, which may total as much as $20 million. In conjunction with the signing of the agreement, Cisco made payments to the Company of approximately $800,000. The timing and amount of future payments are subject to a number of conditions, some of which are beyond the control of the Company and there can be no assurance that any additional payments will be made. For example, future payments will depend on Cisco's ability to successfully implement the technology with its customers and, under certain conditions, Cisco may accelerate the payments at a discounted rate or terminate the license and make no further payments.

Assuming the parties fully perform their obligations under the contract and payments are made as scheduled through mid-2005, in accordance with applicable software revenue recognition rules, the Company expects to recognize revenue of approximately $300,000 in 2002 and $2 million in 2003, with the remainder of the revenue associated with the quarterly payments recognized in 2004 and 2005.

On January 10, 2002, the Company announced a reduction in force across all groups of the Company, which resulted in an 18% reduction of its workforce and an expected one-time charge of approximately $2.0 million.

11. Consolidated Quarterly Financial Data and Market Information
    (unaudited)


                                                                   Quarter Ended
                                   ------------------------------------------------------------------------------------
                                   March 31,   June 30,  Sept. 30,  Dec. 31,   March 31,  June 30,  Sept. 30,  Dec. 31,
                                     2000       2000      2000       2000       2001       2001      2001       2001
                                     ----       ----      ----       ----       ----       ----      ----       ----
                                                        (in thousands, except per share data)

Net sales.....................     $24,875   $25,240    $25,412   $25,010     $20,428   $23,550    $23,737    $24,224
Cost of sales.................       8,594     8,548      8,228     8,038       7,347     9,026      9,174      9,099
                                   -------    -------    -------   -------     -------   -------    -------   -------
Gross profit..................      16,281    16,692     17,184    16,972      13,081    14,524     14,563     15,125
Operating expenses:
  Research and development....       2,463     2,494      2,541     2,725       3,390     4,113      3,408      2,967
  Selling, general and
   administrative.............      10,827    11,724     12,066    12,151      15,205    14,976     14,774     15,409
  Non-recurring charges.......         --        --        --         --        2,942       --        --          --
  Stock compensation expense..         --        --        --         --          --        --        --        1,399
                                   -------    -------    -------   -------     -------   -------    -------   -------
  Total operating expenses....      13,290    14,218     14,607    14,876      21,537    19,089     18,182     19,775
                                   -------    -------    -------   -------     -------   -------    -------   -------

Operating income(loss)........       2,991     2,474      2,577     2,096      (8,456)   (4,565)    (3,619)    (4,650)
Other income, net.............       2,558       930        951     1,190         860       952        771        761
                                   -------    -------    -------   -------     -------   -------    -------   -------
Income(loss) before income tax
 expense......................       5,549     3,404      3,528     3,286      (7,596)   (3,613)    (2,848)    (3,889)
Income tax expense(benefit)...       1,998     1,192      1,235       661      (2,659)   (1,266)      (854)    (1,166)
                                   -------    -------    -------   -------     -------   -------    -------   -------
Net income(loss)..............     $ 3,551   $ 2,212    $ 2,293   $ 2,625     $(4,937)  $(2,347)   $(1,994)   $(2,723)
                                   =======    =======    =======   =======     =======   =======    =======   =======
Diluted earnings (loss) per
 common share /(1)/...........     $  0.10   $  0.07    $  0.07   $  0.08     $ (0.15)  $ (0.07)   $ (0.06)   $ (0.09)
Net income (loss) excluding
 nonrecurring items and stock
 compensation expense.........     $ 3,551   $ 2,212    $ 2,293   $ 2,625     $(3,025)  $(2,347)   $(1,994)   $(1,743)
Diluted earnings per common share
 excluding nonrecurring items/(1)/ $  0.10   $  0.07    $  0.07   $  0.08     $ (0.09)  $ (0.07)   $ (0.06)   $ (0.05)
Weighted average common and
 common equivalent shares
 outstanding..................      33,841    31,884     31,119    31,103      32,232    32,104     32,075     31,746
Stock price range /(2)/
  High........................     $ 36.13   $ 12.25    $  7.50   $  6.56     $  8.50   $  3.35    $  2.70    $  3.95
  Low.........................     $  9.50   $  5.75    $  4.75   $  4.38     $  2.63   $  1.75    $  1.71    $  1.70

/(1)/ Earnings per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share amounts will not necessarily equal the total for the year.
/(2)/ The Company's common stock is traded on the Nasdaq National Market under the symbol "CAPA." As of December 31, 2001, there were approximately 170 shareholders of record of the Company's common stock. The Company has not paid any cash dividends on its common stock. The Company intends to retain any future earnings to fund the development and growth of its business, and therefore, does not currently anticipate paying any cash dividends in the foreseeable future.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to Captaris, Inc.'s proxy statement for its 2001 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2001.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to Captaris, Inc.'s proxy statement for its 2002 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to Captaris, Inc.'s proxy statement for its 2002 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to Captaris, Inc.'s proxy statement for its 2002 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2001.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A. LIST OF DOCUMENTS FILED AS A PART OF THIS REPORT

   1.  Index financial statements

       .  Consolidated Balance Sheets--December 31, 2001 and 2000 .................   23
       .  Consolidated Statements of Income--Years ended December 31, 2001, 2000
          and 1999 ................................................................   24
       .  Consolidated Statements of Shareholders' Equity--Years ended December
          31, 2001, 2000 and 1999 .................................................   25
       .  Consolidated Statements of Cash Flows--Years ended December 31, 2001,
          2000 and 1999 ...........................................................   26
       .  Notes to Consolidated Financial Statements ..............................   27
       .  Report of Independent Public Accountants ................................   22

   2.  Index to Financial Statement Schedules
       None
   3.  Index to Exhibits

Exhibit No.   Description
-----------   -----------
   3.1        Restated Articles of Incorporation of Captaris, Inc. (A)(Exhibit 3.1)
   3.2        Designation of Rights and Preferences of Series A Participating Cumulative Preferred Stock
   3.3        Amended and Restated Bylaws of Captaris, Inc. (A)(Exhibit 3.2)
   4.1        Rights Agreement, dated as of January 24, 2001, between Captaris, Inc. and Mellon Investor Services, LLC.
              (C) (Exhibit 2.1)
  10.1        1994 Nonemployee Directors Stock Option Plan (A) (Exhibit 10.1)
  10.2        Captaris, Inc. Restated 1989 Stock Option Plan (D) (Exhibit 99.4)
  10.3        Management Incentive Compensation Plan (A) (Exhibit 10.4)
  10.4        Form of Indemnification Agreement between Captaris, Inc. and each of its directors and officers (A) (Exhibit 10.6)
  10.5        Lease Agreement dated June 30, 1989 between Riggs National Bank of Washington D.C. and
              Captaris, Inc.,  as amended (A) (Exhibit 10.11)
  10.6        Second Amendment to Lease Agreement dated February 1, 1995 between Riggs National Bank of Washington D.C. and Captaris, Inc.,  (E) (Exhibit 10.11)
  10.7        Third Amendment to Lease Agreement dated May 28, 1997 between Riggs National Bank of
              Washington D.C. and Captaris, Inc.,  (F) ( Exhibit 10.10)
  10.8        Lease Agreement dated May 28, 1997 between Riggs National Bank of Washington D.C. and
              Captaris, Inc.,  (F)  Exhibit 10.11)
  10.9        Fourth Amendment to Lease Agreement dated November 9, 2000 between Riggs National Bank of
              Washington D.C. and Captaris, Inc.,(J) Exhibit 10.10
#10.10        Amended Patent License Agreement dated September 29, 1995 between Syntellect
              Technology Corp. and Captaris, Inc. (G) (Exhibit 10.1)
 10.11        Master Software Manufacturing License Agreement dated June 11, 1992 between Intelligent
              Environments Inc. and Captaris, Inc., as amended (A) (Exhibit 10.16)
 10.12        Employment Agreement dated April 14, 1999 between Captaris, Inc. and David Sohm (H) (Exhibit 10.19)
 10.13        Loan Agreement and Promissory Note dated July 30, 2001, between U.S. Bank of Washington and Captaris, Inc.
 10.14        Agreement and Plan of Merger among Captaris, Inc., Raven Acquisition Corp., Infinite Technologies, Inc.
              and the stockholders of Infinite, dated as of January 3, 2001. (I) (Exhibit 10.1)
 10.15        Escrow Agreement among Captaris, Inc., Raven Acquisition Corp., Brett Warthen, as Shareholder
              Representative, and Mellon Investor Services, LLC, escrow agent, dated as of January 3, 2001. (I) (Exhibit
              10.2)
 10.16        Captaris, Inc. 2000 Non-Officer Employee Stock Compensation Plan(J) Exhibit 10.17
 10.17        Employment Agreement, dated October 26, 2000, between Captaris, Inc. and David Anastasi.(J) Exhibit 10.18
 10.18        Nonqualified Stock Option Letter Agreement, dated November 15, 2000 between Captaris, Inc. and David
              Anastasi.(J) Exhibit 10.19
 10.19        Nonqualified Stock Option Letter Agreement, dated December 14, 2000 between Captaris, Inc. and Tom
              Ryan(J) Exhibit 10.20
  21.1        Subsidiaries of Captaris, Inc.
  23.1        Consent of Arthur Andersen, LLP
  99.1        Letter to SEC regarding Andersen, dated March 26, 2002.

-------------------
(A) Previously filed with, and incorporated herein by reference to, designated exhibits to Registration Statement on Form S-1 of Captaris, Inc., File No. 333-85452.
(B)  Previously filed with, and incorporated by reference to, designated exhibit to the Company's Current Report on Form 8-K dated January 3, 1997, File No. 0-25186.
(C)  Previously filed with, and incorporated by reference to, designated exhibit to the Company's Registration Statement on Form 8-A, filed on February 2, 2001, File No. 0-25186.
(D)  Previously filed with, and incorporated by reference to, designated exhibit to Registration Statement on form S-8 of Captaris, Inc., File No. 333-38570.
(E)  Previously filed with, and incorporated by reference to, designated exhibit to the Company's 1995 Annual Report on Form 10-K, file No. 0-25186.
(F)  Previously filed with, and incorporated by reference to, designated exhibit to the Company's 1997 Annual Report on Form 10-K, File No. 0-25186.
(G)  Previously filed with, and incorporated by reference to, designated exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 0-25186.
(H)  Previously filed with, and incorporated by reference to, designated exhibit to the Company's 1999 Annual Report on Form 10-K, File No. 0-25186.
(I)  Previously filed with, and incorporated by reference to, designated exhibit to the Company Current Report on Form 8-K dated January 7, 2001, File No. 0-25186.
(J)  Previously filed with, and incorporated by reference to, designated exhibit to the Company's 2000 Annual Report on Form 10-K, File No. 0-25186.
#    Confidential treatment requested for a portion of this agreement.

B.   REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K on December 4, 2001, regarding the dismissal of its securities class action lawsuit.

SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned, thereunto duly authorized, in the City of Kirkland, State of Washington, on the 26th day of March, 2002.

                                    CAPTARIS, INC.

                                    By: /s/ DAVID P. ANASTASI
                                    -------------------------
                                    David P. Anastasi
                                    President and Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities indicated below on the 26th day of March, 2002.

            Signature                            Title

      /S/ DAVID P. ANASTASI        President, Chief Executive Officer and
---------------------------------  Director (Principal Executive Officer)
          David P. Anastasi

      /S/ JEFFREY B. DECILLIA      Chief Financial Officer (Principal Financial
---------------------------------  and Accounting Officer)
          Jeffrey B. deCillia


      /S/ RICHARD J. LAPORTE       Chairman of the Board
---------------------------------
          Richard J. LaPorte

      /S/ JAMES S. CAMPBELL        Director
---------------------------------
          James S. Campbell

      /s/ ROBERT L. LOVELY         Director
---------------------------------
          Robert L. Lovely

       /S/ ROBERT  F. GILB         Director
---------------------------------
          Robert F. Gilb

      /S/ JOHN A. KELLEY, JR.      Director
---------------------------------
          John A. Kelley, Jr.

      /S/ BRUCE L. CROCKETT        Director
---------------------------------
          Bruce L. Crockett

                               INDEX TO EXHIBITS

Exhibit No.    Description
----------     -----------
   3.1         Restated Articles of Incorporation of Captaris, Inc. (A)(Exhibit 3.1)
   3.2         Designation of Rights and Preferences of Series A Participating Cumulative Preferred Stock
   3.3         Amended and Restated Bylaws of Captaris, Inc. (A)(Exhibit 3.2)
   4.1         Rights Agreement, dated as of January 24, 2001, between Captaris, Inc. and Mellon Investor Services, LLC.
               (C) (Exhibit 2.1)
  10.1         1994 Nonemployee Directors Stock Option Plan (A) (Exhibit 10.1)
  10.2         Captaris, Inc. Restated 1989 Stock Option Plan (D) (Exhibit 99.4)
  10.3         Management Incentive Compensation Plan (A) (Exhibit 10.4)
  10.4         Form of Indemnification Agreement between Captaris, Inc. and each of its directors and officers (A) (Exhibit 10.6)
  10.5         Lease Agreement dated June 30, 1989 between Riggs National Bank of Washington D.C. and
               Captaris, Inc., as amended (A) (Exhibit 10.11)
  10.6         Second Amendment to Lease Agreement dated February 1, 1995 between Riggs National Bank of Washington D.C. and Captaris, Inc., (E) (Exhibit 10.11)
  10.7         Third Amendment to Lease Agreement dated May 28, 1997 between Riggs National Bank of
               Washington D.C. and Captaris, Inc., (F) ( Exhibit 10.10)
  10.8         Lease Agreement dated May 28, 1997 between Riggs National Bank of Washington D.C. and
               Captaris, Inc., (F) Exhibit 10.11)
  10.9         Fourth Amendment to Lease Agreement dated November 9, 2000 between Riggs National Bank of
               Washington D.C. and Captaris, Inc.,(J) Exhibit 10.10
#10.10         Amended Patent License Agreement dated September 29, 1995 between Syntellect
               Technology Corp. and Captaris, Inc. (G) (Exhibit 10.1)
 10.11         Master Software Manufacturing License Agreement dated June 11, 1992 between Intelligent
               Environments Inc. and Captaris, Inc., as amended (A) (Exhibit 10.16)
 10.12         Employment Agreement dated April 14, 1999 between Captaris, Inc. and David Sohm (H) (Exhibit 10.19)
 10.13         Loan Agreement and Promissory Note dated July 30, 2001, between U.S. Bank of Washington and Captaris, Inc.
 10.14         Agreement and Plan of Merger among Captaris, Inc., Raven Acquisition Corp., Infinite Technologies, Inc.
               and the stockholders of Infinite, dated as of January 3, 2001. (I) (Exhibit 10.1)
 10.15         Escrow Agreement among Captaris, Inc., Raven Acquisition Corp., Brett Warthen, as Shareholder
               Representative, and Mellon Investor Services, LLC, escrow agent, dated as of January 3, 2001. (I) (Exhibit
               10.2)
 10.16         Captaris, Inc. 2000 Non-Officer Employee Stock Compensation Plan(J) Exhibit 10.17
 10.17         Employment Agreement, dated October 26, 2000, between Captaris, Inc. and David Anastasi.(J) Exhibit 10.18
 10.18         Nonqualified Stock Option Letter Agreement, dated November 15, 2000 between Captaris, Inc. and David
               Anastasi.(J) Exhibit 10.19
 10.19         Nonqualified Stock Option Letter Agreement, dated December 14, 2000 between Captaris, Inc. and Tom Ryan(J)
               Exhibit 10.20
  21.1         Subsidiaries of Captaris, Inc.
  23.1         Consent of Arthur Andersen, LLP
  99.1         Letter to SEC regarding Andersen, dated March 26, 2002.

------------------
(A) Previously filed with, and incorporated herein by reference to, designated exhibits to Registration Statement on Form S-1 of Captaris, Inc., File No. 333-85452.
(B) Previously filed with, and incorporated by reference to, designated exhibit to the Company's Current Report on Form 8-K dated January 3, 1997, File No. 0-25186.
(C) Previously filed with, and incorporated by reference to, designated exhibit to the Company's Registration Statement on Form 8-A, filed on February 2, 2001, File No. 0-25186.
(D) Previously filed with, and incorporated by reference to, designated exhibit to Registration Statement on form S-8 of Captaris, Inc., File No. 333-38570.
(E) Previously filed with, and incorporated by reference to, designated exhibit to the Company's 1995 Annual Report on Form 10-K, File No. 0-25186.
(F) Previously filed with, and incorporated by reference to, designated exhibit to the Company's 1997 Annual Report on Form 10-K, File No. 0-25186.
(G) Previously filed with, and incorporated by reference to, designated exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 0-25186.
(H) Previously filed with, and incorporated by reference to, designated exhibit to the Company's 1999 Annual Report on Form 10-K, File No. 0-25186.
(I) Previously filed with, and incorporated by reference to, designated exhibit to the Company Current Report on Form 8-K dated January 7, 2001, File No. 0-25186.
(J) Previously filed with, and incorporated by reference to, designated exhibit to the Company's 2000 Annual Report on Form 10-K, File No. 0-25186.
#    Confidential treatment requested for a portion of this agreement.