Form 10-Q
period 2002-03-31
CAPTARIS INC
filed 2002-04-29
CIK 931784

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2002

Commission File Number 0-25186

CAPTARIS, INC.
(Name of Registrant as Specified in Its Charter)

Washington	91-1190085
(State of incorporation)	(I.R.S. Employer Identification Number)

11410 NE 122nd Way
Kirkland, WA 98034
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (425) 820-6000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of outstanding shares of the Registrant’s Common Stock as of April 19, 2002 was 31,887,883.

CAPTARIS, INC.

FORM 10-Q
For the Quarter Ended March 31, 2002

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CAPTARIS, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2002	December 31, 2001
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$9,457	$12,726
Short-term investments	64,976	64,446
Accounts receivable, net	14,137	14,597
Inventories	4,816	5,022
Deferred and prepaid income taxes	9,409	8,267
Prepaid expenses and other	2,320	1,304

Total current assets	105,115	106,362

Equipment and leasehold improvements, net	6,585	7,463
Intangibles, net	18,812	18,766
Deferred income taxes	2,769	2,769

	$133,281	$135,360

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,218	$4,941
Accrued compensation and benefits	6,322	7,985
Deferred revenue	9,311	7,433
Other accrued liabilities	4,845	3,356
Current portion of note payable	1,419	527

Total current liabilities	25,115	24,242

Note payable, net of current portion	—	882

Total liabilities	25,115	25,124

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $.01 per share, 2,000,000 authorized; none outstanding	—	—
Common stock, par value $.01 per share, 120,000,000	66,298	66,260
Retained earnings	42,396	44,504
Accumulated other comprehensive loss	(528)	(528)

Total shareholders’ equity	108,166	110,236

	$133,281	$135,360

See accompanying notes to consolidated financial statements.

CAPTARIS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter ended March 31,
	2002	2001
	(in thousands, except per share data)
Net sales	$21,543	$20,428
Cost of sales	8,164	7,347

Gross profit	13,379	13,081

Operating expenses:
Research and development	2,698	3,390
Sales, general and administrative	12,482	15,205
Stock compensation	(204)	—
Non-recurring charges	2,994	2,942

Total operating expenses	17,970	21,537

Operating loss	(4,591)	(8,456)
Other income, net	374	860

Loss before income taxes	(4,217)	(7,596)
Income tax benefit	(2,109)	(2,659)

Net loss	$(2,108)	$(4,937)

Basic net loss per common share	$(0.07)	$(0.15)

Weighted average common shares outstanding	31,826	32,232

Diluted net loss income per common share	$(0.07)	$(0.15)

Weighted average common and common equivalent shares outstanding	31,826	32,232

See accompanying notes to consolidated financial statements.

CAPTARIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2002	2001
	(in thousands)
Cash flows from operating activities:
Net loss	$(2,108)	$(4,937)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,415	1,963
Deferred income taxes	—	(2,659)
Stock compensation expense	(204)	—
Accretion of interest	10	—
Purchased in-process research and development, expensed	—	1,900
Restructuring charges	400	—
Changes in current assets and liabilities, net of amounts acquired:
Accounts receivable	460	2,948
Inventories	206	(31)
Prepaid expenses and other assets	(1,016)	(31)
Accounts payable	(1,723)	(2,178)
Accrued compensation and benefits	(1,663)	650
Other accrued liabilities	2,567	808
Federal income taxes receivable	(1,142)	—

Net cash used by operating activities	(2,798)	(1,567)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(495)	(1,258)
Purchase of short-term investments, net	(530)	(1,444)
Cash paid in acquisition, net	—	(8,800)
Decrease in other long-term assets	312	(41)

Net cash used by investing activities	(713)	(11,543)

Cash flows from financing activities:
Proceeds from exercise of stock options	242	—

Net cash provided by financing activities	242	—

Net decrease in cash and cash equivalents	(3,269)	(13,110)
Cash and cash equivalents at beginning of period	12,726	36,744

Cash and cash equivalents at end of period	$9,457	$23,634

Supplementary disclosures of cash flows:
Income taxes refunded	$309	—

See accompanying notes to consolidated financial statements.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Interim Financial Statements

The accompanying consolidated financial statements of Captaris, Inc. and subsidiaries (the Company) are unaudited. In the opinion of the Company’s management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of future financial results.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this quarterly report on Form 10-Q. Accordingly, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

2.    Deferred Revenue

In January of 2002, the Company entered into an original equipment manufacturing (OEM) agreement with Cisco Systems, Inc. With this agreement, the Company granted Cisco an exclusive third party license to certain enabling technology that is designed to enhance an enterprise customer’s ability to migrate from legacy messaging systems to Cisco’s open, internet protocol (IP) based messaging architecture. The enabling software developed by Captaris allows the exchange of Cisco Unity voice and fax messages in a diverse multi-vendor environment. Deferred revenue associated with this contract was $1.6 million as of March 31, 2002. The deferred revenue associated with maintenance contracts was $7.7 million at March 31, 2002.

3.    Segment Reporting

The Company has adopted Statement of Accounting Standard No. 131 “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131). This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and disclosure of revenue and operating income based upon internal accounting methods. The segment information provided reflects the two distinct business models of the Company’s organizational structure: software products and e-document delivery services. Interest and other debt expense, provision for income taxes, interest income and gains and losses on the disposition of marketable securities are centrally managed at the corporate level and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by the Company’s management. Reconciling items include corporate expense items and non-recurring charges, which are not allocated to operating segments. The Company’s assets are managed on a company-wide basis versus by segment and accordingly, asset information is not reported.

	Software Products	E-document Services	Reconciling Amounts	Total
	(in thousands)
Quarter ended March 31, 2002
Net sales	$15,800	$5,743	$—	$21,543
Operating income (loss)	(4,501)	747	(837)	(4,591)

Quarter ended March 31, 2001
Net sales	$14,760	$5,668	$—	$20,428
Operating income (loss)	(1,604)	481	(7,333)	(8,456)

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company’s sales by country were as follows:

	Quarter ended March 31,
	2002	2001
	(in thousands)
United States	$17,420	$15,653
Canada	407	699
United Kingdom	1,044	1,400
Other	2,672	2,676

	$21,543	$20,428

4.    Loss Per Share

	Quarter ended March 31,
	2002		2001
	Basic	Diluted	Basic	Diluted
	(in thousands, except per share data)
Net loss	$(2,108)	$(2,108)	$(4,937)	$(4,937)

Computation of common and common equivalent shares outstanding:
Common stock	31,826	31,826	32,232	32,232
Options	—	—	—	—

Common and common equivalent shares used in computing per share amounts	31,826	31,826	32,232	32,232

Net loss per share	$(0.07)	$(0.07)	$(0.15)	$(0.15)

At March 31, 2002, equivalent shares of 761,830 were excluded from the calculation of diluted shares outstanding for the quarter, as they were antidilutive.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

5.    Non-recurring Charges

On January 10, 2002, the Company announced an 18% reduction of its workforce, which resulted in the recognition of a one-time charge of $2.1 million related to severance, impairment of certain assets and non-cancelable lease obligations. Included in this total are accrued severance and lease termination obligations of $676,000 as of March 31, 2002.

On March 15, 2001, the Company announced the consolidation of its two primary product groups, Computer Telephony Software Group and Document Exchange Software Group, resulting in a 14% reduction of its workforce and a one-time charge of approximately $1.0 million, which consisted of mainly severance and other employee benefits and consulting services.

In January 2001, the Company acquired all of the outstanding common stock of Infinite Technologies, Inc. The acquisition was accounted for as a purchase. In connection with the acquisition, the Company recorded a one-time charge of $1.9 million related to the write-off of its purchased in-process research and development.

6.    Changes in Shareholders’ Equity

Beginning balance at December 31, 2001	$110,236
Net loss	(2,108)
Stock-based compensation expense	(204)
Exercise of stock options	242

Ending balance at March 31, 2002	$108,166

7.    Legal Proceedings

On April 10, 2002, the Company entered into a nonexclusive license agreement with AudioFAX IP LLC, settling a patent infringement suit filed by AudioFAX on November 30, 2001. As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, the lawsuit was filed against the Company in the United States District Court for the Northern District of Georgia. The Company paid a one-time fee to license the technology until the patents expire in 2008 and 2011. In the first quarter of 2002, the Company recorded a charge of $875,000, (included in non-recurring charges), reflecting management’s assessment of the fair value of the portion of the license fee that relates to prior years. The balance of the license fee, the amount of which is confidential, is being capitalized over the remaining life of the patents. The related amortization is not expected to be material to the Company’s future results of operations.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

8.    New Accounting Pronouncements

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which stipulates that goodwill can no longer be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The initial phase of the impairment test is required to be completed by June 30, 2002, and if the fair value of the reporting unit is less than its carrying value, the second phase to determine the amount of the impairment is to be completed by December 31, 2002. Management has determined that its Mobile Delivery and Fax and Telephony groups (which comprises the software products segment), and its E-document services segment, meet the definition of reportable units and is in the process of completing the goodwill impairment testing required by this standard. Management expects the impairment test to be completed within the timeframe stipulated by the pronouncement. At January 1, 2002, the Company had net goodwill of $10,200,000. Goodwill amortization was $620,000 in the first quarter of 2001 and zero for the first quarter of 2002. Management believes that it is possible that an impairment charge may be recorded. Any impairment, which would be a non-cash charge, could be material to the Company’s results of operations in the period recorded.

9.    Stock Based Compensation

During the second quarter of 2001, the Company offered a limited non-compulsory exchange of employee stock options on a less than one-for-one basis. The exchange (which closed on July 10, 2001) resulted in the voluntary cancellation of employee stock options to purchase 3,125,620 shares of our common stock with varying exercise prices greater than $10.00 per share in exchange for 1,298,284 employee stock options with an exercise price of $2.11. The Company had 1,554,927 shares subject to variable accounting as of March 31, 2002. Variable accounting will continue until all options subject to variable accounting treatment are exercised, cancelled or expired. Variable accounting treatment will result in charges or credits, recorded to “Stock compensation expense,” dependent on unpredictable fluctuations in quoted prices for the Company’s common stock. The closing stock price of the Company’s stock at March 31, 2002 was $3.46, which resulted in a credit of $204,000 to stock compensation expense for the quarter as a result of the variable accounting.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

10.    Subsequent Events

In April 2002, Brett Warthen, the Company’s Senior Vice President—Wireless Strategy and Technology and the former majority owner of Infinite Technologies, Inc., which was acquired in January of 2001, resigned. In connection with his departure, the Company and Mr. Warthen agreed to restructure the outstanding payments due under the acquisition agreement. The original terms of the agreement provided that the Company would pay approximately $2.9 million in a combination of cash and common stock over three years from the date of closing, and up to an additional $3.9 million in a combination of cash and common stock under an earn-out arrangement over the same three-year period, that if paid, would have been expensed as compensation. Pursuant to this separation agreement, the Company will pay Mr. Warthen approximately $1.5 million in cash in full satisfaction of all outstanding payments due Mr. Warthen. The Company anticipates recording the cash payment to Mr. Warthen as full satisfaction of the debt of approximately the same amount on the Company’s most recent balance sheet. The remainder of the $2.9 million was to be paid in stock and will be recorded as a non-operating gain in the second quarter of 2002. In the second quarter of 2002 the Company also anticipates recording the reversal of a prior year operating accrual associated with the earn-out arrangement of approximately $700,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included in this document and the 2001 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 27, 2002.

The following discussion of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Words such as “believes,” “expects,” “anticipates,” “intends,” “plans” and similar expressions are intended to identify forward-looking statements. Captaris’ actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described below and under the caption “Additional Factors that May Affect Our Business, Future Operating Results and Financial Condition” set forth at the end of this Item 2. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q.

The Company is a leading provider of unified communications solutions and a provider of mobile business solutions for medium and large-sized enterprises, which the Company considers to be primarily enterprises with 250 to 5,000 employees. The Company provides flexible, cost-effective products for unified communications and mobile business solutions. These products, which comprise the Company’s software products segment, address the fax server, production fax, document delivery, unified messaging, voice messaging, and mobile wireless markets and are distributed primarily through independent distributors and value-added resellers. The Company’s products run on off-the-shelf hardware, support Windows NT and Windows 2000, and interface with a wide variety of telephony and computer equipment. The Company’s services segment offers an e-document delivery service, including both broadcast fax and permission-based e-mail. This service is offered to customers primarily through a direct sales force.

The Company sells its products primarily through an indirect channel of resellers and distributors, as well as through direct sales, OEM and private label agreements. The Company’s data-oriented enhanced fax products include: RightFax and RightFax Enterprise, the Company’s LAN-based fax server lines for Windows NT / Windows 2000, and the RightFax Production System, a high-volume production-oriented server that enables fax and other forms of electronic transmission for electronic commerce applications. The Company’s telephony-oriented products include: CallXpress, and CallXpress Enterprise, a multi-application, high capacity unified messaging platform and PhoneXpress, a full-featured advanced messaging system for small to medium-sized enterprises. The Company’s mobile delivery products primarily include Infinite Mobile Delivery and the Infinite WAP Gateway. The Company’s e-document delivery services, branded under the name MediaLinq, offer high-volume, simultaneous delivery of fax and e-mail documents via the Web, from desktop software or a fax machine.

Results of Operations

Net sales.    Net sales increased 5.5% to $21,543,000 in the quarter ended March 31, 2002, from $20,428,000 in the comparable 2001 quarter. Software product sales increased 7.0% while E-document services increased 1.3% over the same quarter of the preceding year. International sales for the quarter decreased 13.7% compared to the first quarter of 2001, and represented 19.1% of total net sales.

Increases in net sales in the software products group, over the same period of the prior year, are reflective of increased sales of RightFax products driven primarily by the Company’s distribution channel partners. The nominal increases in e-document services net sales over the prior-year period are a result of increased volume offset by continued pricing pressures in the broadcast fax and email industry. Although there can be no assurance that this trend will continue, the Company believes that pricing pressure in the services segment appears to be stabilizing.

Gross profit.    Gross profit as a percentage of net sales decreased to 62.1% in the quarter ended March 31, 2002, as compared to 64.0% in the comparable prior-year quarter. The gross margin percentage in 2002 is consistent with recent quarters and the shift over prior years is reflective of changes in product mix.

Research and development.    For the three months ended March 31, 2002, research and development expenses were $2,698,000, constituting 12.5% of net sales as compared to $3,390,000 or 16.6% in the prior-year period. This decrease for the quarter reflects the effects of the January 2002 reduction in workforce, continued cost containment efforts and the elimination of the accrual associated with the earn-out provision resulting from the acquisition of Infinite Technologies which at March 31, 2001 totaled $333,000.

Sales, general and administrative.    Sales, general and administrative expenses decreased to $12,482,000 in the quarter ended March 31, 2002, from $15,205,000 in the comparable prior-year quarter. The prior year quarter included costs associated with the launch of the Company’s mobile delivery product, branding initiatives and the Company’s name change to Captaris. The current year quarter also benefited from the reduction in workforce in January 2002 and the Company’s cost reduction initiatives. Sales, general and administrative costs for the current quarter represented 57.9% of net sales, a decrease from 74.4% in the comparable prior-year quarter.

Stock-Based Compensation.    During the second quarter of 2001, the Company offered a limited non-compulsory exchange of employee stock options on a less than one-for-one basis. The exchange (which closed on July 10, 2001) resulted in the voluntary cancellation of employee stock options to purchase 3,125,620 shares of our common stock with varying exercise prices greater than $10.00 per share in exchange for 1,298,284 employee stock options with an exercise price of $2.11. The Company had 1,554,927 shares subject to variable accounting as of March 31, 2002. Variable accounting will continue until all options subject to variable accounting treatment are exercised, cancelled or expired. Variable accounting treatment will result in charges or credits, recorded to “Stock compensation expense,” dependent on unpredictable fluctuations in quoted prices for the Company’s common stock. The closing stock price of the Company’s stock at March 31, 2002 was $3.46, which resulted in a credit of $204,000 to stock compensation expense for the quarter as a result of the variable accounting.

Non-recurring charges.    On January 10, 2002, the Company announced a reduction in workforce, which resulted in an 18% reduction of its workforce and recorded a one-time charge of $2.1 million. Additionally, the Company recorded $875,000 in the first quarter related to the settlement of a patent infringement lawsuit.

In the first quarter of 2001, non-recurring charges of $1,042,000 were incurred related primarily to the consolidation of the operations of the Tucson and Kirkland product groups and consisted of mainly severance and other employee benefits and consulting services. Additionally, $1,900,000 of acquired in-process research and development related to the acquisition of Infinite Technologies was expensed during the first quarter of 2001.

Operating loss.    Operating loss for the quarter ended March 31, 2002 was $4,591,000 compared to an operating loss of $8,456,000 in the comparable prior-year quarter.

Other income, net.    Net other income was $374,000 for the quarter ended March 31, 2002, as compared to $860,000 in the comparable prior-year quarter.

Income tax.    The effective tax benefit rate for the quarter ended March 31, 2002 was 50.0% compared with an effective tax benefit rate of 35.0% for the prior-year period. The increase in the effective tax benefit rate for the quarter ended March 31, 2002, which is the expected rate for 2002, represents the greater effect, on a percentage basis, that permanent differences are expected to have on overall taxes as the Company’s financial results approach breakeven. For the three months ended March 31, 2002, the Company recorded an income tax benefit of $2,109,000, compared to an income tax benefit of $2,659,000 during the same period in 2001.

Net (loss) income.    The Company recognized a net loss of $2,108,000 or $0.07 per common share for the quarter ended March 31, 2002, as compared to a net loss of $4,937,000 or $0.15 per common share for the comparable prior-year quarter.

Liquidity and Capital Resources

Cash used by operating activities in the three months ended March 31, 2002 was $2.8 million due primarily to the loss from operations. The accounts receivable collection period was approximately 57 days at March 31, 2002 compared to 58 days in the comparable prior-year period. Accounts receivable decreased from $14.6 million at December 31, 2001 to $14.1 million at March 31, 2002.

In August 2000, the Board of Directors authorized the Company to repurchase up to $15 million worth of its common stock. At March 31, 2002 $13.6 million remains available for the repurchase program. No repurchases were made during the first quarter of 2002. The Company may repurchase shares in the future subject to overall market conditions, stock prices, and the Company’s cash position and requirements going forward.

The Company expects that its current cash, short term investments, and available bank line of credit will provide sufficient working capital for operations for the foreseeable future.

Commercial Commitments and Contractual Obligations

The following table summarizes the Company’s contractual obligations as of March 31, 2002 and the effect such obligations are expected to have on liquidity in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Debt	$1,419,000	$1,419,000	—	—	—
Operating Leases	$4,923,000	$2,592,000	$1,873,000	$458,000	—

The Company maintains a $4.0 million unsecured revolving line of credit, none of which is outstanding. The Company’s line of credit expires in August 2003, and contains certain financial covenants and restrictions as to various matters. The Company is currently in compliance with all such covenants and restrictions. Borrowings under the line of credit bear interest at the bank’s prime rate or its interbank offering rate plus 1.50%, at the Company’s option.

Subsequent Events

In April 2002, Brett Warthen, the Company’s Senior Vice President – Wireless Strategy and Technology and the former majority owner of Infinite Technologies, Inc., which was acquired in January of 2001, resigned. In connection with his departure, the Company and Mr. Warthen agreed to restructure the outstanding payments due under the acquisition agreement. The original terms of the agreement provided that the Company would pay approximately $2.9 million in a combination of cash and common stock over three years from the date of closing, and up to an additional $3.9 million in a combination of cash and common stock under an earn-out arrangement over the same three-year period, that if paid, would have been expensed as compensation. Pursuant to this separation agreement, the Company will pay Mr. Warthen approximately $1.5 million in cash in full satisfaction of all outstanding payments due Mr. Warthen. The Company anticipates recording the cash payment to Mr. Warthen as full satisfaction of the debt of approximately the same amount on the Company’s most recent balance sheet. The remainder of the $2.9 million was to be paid in stock and will be recorded as a non-operating gain in the second quarter of 2002. In the second quarter of 2002 the Company also anticipates recording the reversal of a prior year operating accrual associated with the earn-out arrangement of approximately $700,000.

New Accounting Pronouncement

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which stipulates that goodwill can no longer be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The initial phase of the impairment test is required to be completed by June 30, 2002, and if the fair value of the reporting unit is less than its carrying value, the second phase to determine the amount of the impairment is to be completed by December 31, 2002. Management has determined that its Mobile Delivery and Fax and Telephony groups (which comprises the software products segment), and its E-document services segment, meet the definition of reportable units and is in the process of completing the goodwill impairment testing required by this standard. Management expects the impairment test to be completed within the timeframe stipulated by the pronouncement. At January 1, 2002, the Company had net goodwill of $10,200,000. Goodwill amortization was $620,000 in the first quarter of 2001 and zero for the first quarter of 2002. Management believes that it is possible that an impairment charge may be recorded. Any impairment, which would be a non-cash charge, could be material to the Company’s results of operations in the period recorded.

Additional Factors that May Affect our Business, Future Operating Results and Financial Condition

The following factors may materially adversely affect our business, financial condition or results of operations. In that event, the trading price of our shares could decline and you may lose part or all of your investment, therefore, you should carefully consider the risks described below before making an investment decision.

Our recently expanded business strategy to focus on the mobile business solutions market, which is a new and unproven market, may not be successful.

In March 2001, we announced that we are expanding our business strategy to focus on the mobile business solutions market, which we believe is a higher-growth opportunity in our market. In order to implement this strategy, we will be required to design, develop and introduce competitive new wireless products, improve our marketing of such products, and build credibility among customers that we are capable of delivering advanced mobile business solutions. Implementation of this strategy will involve substantial increased costs and, as a result, our expenses will increase disproportionately to revenue in the near-term. Moreover, implementation of this strategy may disrupt our existing operations and distract management, which could have a material adverse effect on our operating results.

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

•	the timing of customer orders;

•	changes in our mix of products and distribution channels;

•	the announcement or introduction of new products by us or our competitors;

•	pricing pressures; and

•	general economic conditions.

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

Creation and maintenance of strategic relationships is important to our success because these relationships enable us to market and distribute our products to a larger customer base than we could otherwise reach through our direct marketing efforts. We currently have strategic relationships with Ericsson, NEC Corporation, Fujitsu Limited, Lotus Development Corporation, Xerox Corporation and others. However, we may not be successful in creating new strategic relationships on acceptable terms, if at all. Moreover, although we view our strategic relationships as an important factor in the successful commercialization of our products and services, our current strategic partners may not view their relationships with us as significant for their own businesses and any one of them could reassess their commitment to us in the future. Further, our relationships are generally non-exclusive, which means our strategic partners may develop relationships with some of our competitors. Failure of one or more of our strategic partners to successfully develop and sustain a market for our services, or the termination of one or more of our strategic relationships could adversely affect our ability to increase sales.

The integration of recent and any future acquisitions may be difficult and disruptive.

We frequently evaluate potential acquisitions of products, technologies and businesses. Since January 1997, we have made five strategic acquisitions, including the January 2001 acquisition of Infinite Technologies. Our recent and any future acquisitions may direct management’s attention away from the day-to-day operations of our business and may pose numerous other risks. For instance, we may not be able to successfully integrate any technologies, products, personnel or operations of companies that we may acquire.

In making acquisitions, we may need to make dilutive issuances of our equity securities, incur debt, write off purchased, in-process research and development, and amortize expenses related to goodwill and other intangible assets.

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

We believe the main competitive factors affecting our business are breadth and quality of application software, product integration, ability to respond to technological change, quality of a Company’s sales force, price, size of the installed base, level of customer support and professional services.

In the telephony-oriented market for messaging systems, our principal competitors are independent suppliers such as Avaya, Inc., Mitel Corporation, Active Voice, Inc. (now a division of NEC America, Inc.), Cisco Systems, Inc., and Callware Technologies, Inc.

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

In the market for LAN-based facsimile systems, our principal competitors are Omtool, Ltd., Optus Software, Inc., Esker, S.A., and Computer Associates International, Inc. Our fax server products also compete with vendors offering a range of alternative facsimile solutions, including operating systems containing facsimile and document transmission features, low-end fax modem products, desktop fax software, single-platform facsimile software products and customized proprietary software solutions. In the market for production facsimile systems, our principal competitors are Biscom, Inc., Esker, S.A. and Topcall International AG. In the market for document distribution products, our principal competitors include the Xpedite division of PTEK Holdings, Inc. and other telecommunications providers such as Cable & Wireless, Inc. The competitors of Infinite Technologies include Openwave Systems, Inc., Aether Systems, Inc. and 724 Solutions, Inc.

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

The average sales prices in our basic voice messaging products have declined due to competitive pressures. In the future, prices may decline in some of our other product lines. If the average sales prices of our more significant product lines fall, our overall gross margins will likely fall. To offset and forestall declining average sales prices, we must continue to develop product enhancements and new products with advanced features that are likely to generate higher-margin incremental revenue. If we are unable to do so in a timely manner, or if our products do not achieve significant customer acceptance, our business, results of operations and financial condition may suffer. Additionally, we have experienced, as have others in our broadcast fax and document delivery markets, pricing pressures for our services.

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

•	stop or delay selling, or using, products that use the challenged intellectual property;

•	pay damages for infringement;

•	obtain licenses, which may be unavailable on acceptable terms; or

•	redesign products or services that use the infringing technology.

We face risks from expansion of our international operations.

Our growth depends, in part, on continued expansion of our international sales. International sales generated approximately 18%, 19% and 20% of our net sales in the years ended December 31, 1999, 2000 and 2001, respectively. We have spent significant management attention and financial resources on our international operations. A significant portion of our revenues are subject to the risks associated with international sales, which include

•	difficulty adapting products to local languages and telephone system technology;

•	inability to respond to changes in regulatory requirements;

•	inability to meet special standards requirements;

•	exposure to exchange rate fluctuations;

•	tariffs and other trade barriers;

•	difficulties in staffing and managing international operations;

•	potentially adverse tax consequences; and

•	uncertainties arising from local business practices and cultural considerations.

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

To succeed, we must attract and retain key personnel in engineering, research and development, marketing, sales, finance and administration. In particular, as we implement our recently announced strategy of focusing on mobile business solutions, we will need to hire employees with experience developing and providing wireless products and services. We also depend to a significant degree on the efforts of our senior management team. If we fail to recruit such personnel or lose the services of existing key persons in any functional area, our current operations and new product development efforts could be adversely affected. Competition for skilled personnel is intense. When our stock price is lower than our employees’ stock option price, it is particularly difficult to retain skilled personnel. We do not maintain material key person life insurance.

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

•	new product announcements or changes in product pricing policies by us or our competitors;

•	quarterly fluctuations in our operating results;

•	announcements of technical innovations;

•	announcements relating to strategic relationships or acquisitions;

•	changes in earnings estimates by securities analysts; and

•	general conditions in the computer-telephony market.

In addition, the market prices of securities issued by many companies, particularly in high-technology industries, are volatile for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates, each of which could adversely affect the value of the Company’s investments. The Company does not currently use derivative financial instruments.

The Company maintains a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as “available for sale” securities. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2002, the fair value of the portfolio would decline by an immaterial amount. Because the Company has the current ability to hold its fixed income investments until maturity, it does not expect its operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on its securities portfolio.

The Company has assets and liabilities denominated in certain foreign currencies related to the Company’s international sales operations. The Company has not hedged its translation risk on these currencies as the Company has the current ability to hold its foreign-currency denominated assets indefinitely and does not expect that a sudden or significant change in foreign exchange rates would have a material impact on future net income or cash flows.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On April 10, 2002, the Company entered into a nonexclusive license agreement with AudioFAX IP LLC, settling a patent infringement suit filed by AudioFAX on November 30, 2001. As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, the lawsuit was filed against the Company in the United States District Court for the Northern District of Georgia. The Company paid a one-time fee to license the technology until the patents expire in 2008 and 2011. In the first quarter of 2002, the Company recorded a charge of $875,000, (included in non-recurring charges), reflecting management’s assessment of the fair value of the portion of the license fee that relates to prior years. The balance of the license fee, the amount of which is confidential, is being capitalized over the remaining life of the patents. The related amortization is not expected to be material to the Company’s future results of operations.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

None

(b)  Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Captaris, Inc. (Registrant)

Date: April 29, 2002	By:	/S/ JEFFREY B. DECILLIA
Jeffrey B. deCillia Senior Vice President and Chief Financial Officer Signing on behalf of registrant and as principal financial officer