Form 10-Q
period 2002-06-30
CAPTARIS INC
filed 2002-08-19
CIK 931784

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 0-25186

CAPTARIS, INC.
(Name of Registrant as Specified in Its Charter)

Washington	91-1190085
(State of incorporation)	(I.R.S. Employer Identification Number)

11410 NE 122nd Way
Kirkland, WA 98034
(Address of principal executive offices)

Registrant’s telephone number, including area code: (425) 820-6000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

The number of outstanding shares of the Registrant’s Common Stock as of July 31, 2002 was 31,910,480.

As further discussed in Note 12 to the accompanying unaudited condensed consolidated financial statements, Captaris, Inc. (the “Company”) has determined, after consultation with its new independent auditor, that it must restate (1) its consolidated financial statements for the year ended December 31, 2001 and (2) its unaudited condensed consolidated financial statements for the quarterly period ended March 31, 2002 and for each quarterly period during the year ended December 31, 2001.

As a result of the Company’s restatement of its consolidated financial statements for the year ended December 31, 2001, the Company intends to engage its independent auditor to reaudit those financial statements. Upon completion of the audit, the Company expects to amend its Annual Report on Form 10-K for the year ended December 31, 2001, its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 and any other Quarterly Report on Form 10-Q that the Company determines must be amended.

CAPTARIS, INC.

FORM 10-Q
For the Quarter Ended June 30, 2002

Part I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

CAPTARIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2002	December 31, 2001 (as restated – see Note 12)
	(in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$9,658	$12,726
Short-term investments, available for sale	64,332	64,446
Accounts receivable, net	14,303	14,597
Inventories	5,881	5,022
Deferred and prepaid income taxes	7,698	8,267
Prepaid expenses and other assets	1,632	1,304

Total current assets	103,504	106,362
Equipment and leasehold improvements, net	6,198	7,463
Goodwill, net	8,374	12,104
Intangibles and other assets, net	3,230	9,632
Deferred income taxes	3,203	2,769

Total assets	$124,509	$138,330

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,175	$4,941
Accrued compensation and benefits	5,917	7,985
Deferred revenue	8,959	7,433
Other accrued liabilities	4,008	3,356
Current portion of note payable	—	527

Total current liabilities	24,059	24,242

Deferred tax liability	1,366	3,301
Note payable, net of current portion	—	882

Total liabilities	25,425	28,425

Shareholders’ equity:
Preferred stock, par value $.01 per share, 2,000,000 authorized; none outstanding	—	—
Common stock, par value $.01 per share, 120,000,000 authorized; 31,907,848 and 31,746,067 shares outstanding, respectively, and additional paid-in capital	64,578	66,260
Retained earnings	34,990	44,173
Accumulated other comprehensive loss	(484)	(528)

Total shareholders’ equity	99,084	109,905

Total liabilities and shareholders’ equity	$124,509	$138,330

See accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter ended June 30,		Six months ended June 30,
	2002	2001 (as restated – see Note 12)	2002	2001 (as restated – see Note 12)
	(in thousands, except per share data)

Net sales	$22,748	$23,550	$44,291	$43,977
Cost of sales	8,184	9,026	16,348	16,375

Gross profit	14,564	14,524	27,943	27,602

Operating expenses:
Research and development	2,749	4,113	5,447	7,503
Sales, general and administrative	12,970	15,100	25,452	30,435
Stock compensation	(410)	—	(614)	—
Impairment of intangible assets	5,529	—	5,529	—
Non-recurring charges	—	—	2,994	2,942

Total operating expenses	20,838	19,213	38,808	40,880

Operating loss	(6,274)	(4,689)	(10,865)	(13,278)
Other income, net	508	952	882	1,817

Loss before income taxes and cumulative effect of change in accounting principle	(5,766)	(3,737)	(9,983)	(11,461)
Income tax benefit	(2,018)	(1,310)	(3,495)	(4,011)

Loss before cumulative effect of change in accounting principle	(3,748)	(2,427)	(6,488)	(7,450)
Cumulative effect of change in accounting principle	—	—	(2,695)	—

Net loss	$(3,748)	$(2,427)	$(9,183)	$(7,450)

Net loss per common share, basic and diluted:
Prior to cumulative effect of change in accounting principle	$(0.12)	$(0.08)	$(0.20)	$(0.23)
Cumulative effect of change in accounting principle	—	—	(0.09)	—

Net loss per common share, basic and diluted	$(0.12)	$(0.08)	$(0.29)	$(0.23)

Weighted average common shares outstanding, basic and diluted	31,890	32,104	31,858	32,168

See accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2002	2001 (as restated – see Note 12)
	(in thousands)
Cash flows from operating activities:
Net loss	$(9,183)	$(7,450)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,859	3,669
Loss on disposal of assets	353
Deferred income taxes	(2,369)	(3,028)
Stock compensation	(614)	—
Purchased in-process research and development, expensed	—	1,900
Impairment of intangibles	5,529	—
Cumulative effect of change in accounting principle	2,695	—
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	294	3,998
Inventories	(859)	607
Prepaid income taxes	569	—
Prepaid expenses and other assets	(328)	(428)
Accounts payable	234	(2,070)
Accrued compensation and benefits	(2,068)	2,106
Deferred revenue	1,526	22
Other accrued liabilities	652	278

Net cash used by operating activities	(710)	(396)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(1,038)	(2,340)
Short-term investments, net	114	(3,597)
Cash paid in acquisition, net	—	(8,800)
Intangibles and other assets	(436)	(41)

Net cash used by investing activities	(1,360)	(14,778)

Cash flows from financing activities:
Repurchase of common stock	—	(446)
Infinite settlement	(1,456)	—
Proceeds from exercise of stock options	502	5

Net cash provided by financing activities	(954)	(441)

Effects of foreign currency rates	(44)	—

Net decrease in cash and cash equivalents	(3,068)	(15,615)
Cash and cash equivalents at beginning of period	12,726	36,744

Cash and cash equivalents at end of period	$9,658	$21,129

Supplementary disclosures of cash flows:

Income taxes refunded	$1,447	$742

See accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Interim Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated balance sheets and related interim consolidated statements of operations, and cash flows have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments considered necessary for fair presentation have been included. Interim results are not necessarily indicative of results for a full year. These unaudited condensed consolidated financial statements include the impact of the restatement (see Note 12) and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ from those estimates.

2.    OEM Agreement

In January of 2002, the Company entered into an original equipment manufacturing (OEM) agreement with Cisco Systems, Inc. The agreement and support term is approximately 40 months from the date of acceptance, which occurred in March 2002, and includes annual termination provisions at the option of Cisco. Revenue is generally recognized ratably over the term of the agreement and support period but not in excess of the amount of cash received. Deferred revenue associated with this contract was $980,000 as of June 30, 2002.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

3.    Cumulative Effect of Change in Accounting Principle

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangibles Assets,” which eliminates the amortization of goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with finite lives, and addresses impairment testing and recognition for goodwill and intangible assets. The company evaluated its other intangible assets, including core technology, customer lists, and other and determined that these assets have definite lives. These are classified on the company’s consolidated balance sheets as intangibles and other assets, net.

As of January 1, 2002 net intangible assets of $400,000 previously allocated to assembled workforce have been reclassified to goodwill in accordance with SFAS No. 142.

Management determined upon adoption of SFAS No. 142 that the Company had three reporting units: E-document services and two reportable units within the products segment (mobile delivery and the combination of fax and messaging products). After completion of an independent valuation, management determined that goodwill associated with the mobile delivery reporting unit was impaired. Accordingly, a non-cash charge of $2.7 million was recorded as a cumulative effect of change in accounting principle effective January 1, 2002.

The following table provides information about activity in goodwill, net by reporting unit for the period from December 31, 2001 to June 30, 2002 (in thousands):

	Mobile Delivery	Fax and Messaging	E-document Services	Total
Goodwill, net, December 31, 2001	$10,155	$1,949	$—	$12,104
Assembled workforce reclassification	400	—	—	400
Cumulative effect of adopting SFAS No. 142	(2,695)	—	—	(2,695)

Goodwill, net, January 1, 2002	7,860	1,949	—	9,809
Settlement agreement (see Note 8)	(1,435)	—	—	(1,435)

Goodwill, net, June 30, 2002	$6,425	$1,949	$—	$8,374

In accordance with SFAS No. 142, the cumulative effect of this accounting change is reflected as of January 1, 2002 and amortization of goodwill ceased beginning 2002. Supplemental comparative disclosures as if the cumulative change had been retroactively applied to the prior period are as follows:

	Three months ended June 30, 2002	Three months ended June 30, 2001	Six months ended June 30, 2002	Six months ended June 30, 2001
	(in thousands, except per share amounts)
Net loss	$(3,748)	$(2,427)	$(9,183)	$(7,450)
Cumulative effect of change in accounting principle	—	—	2,695	—
Plus: goodwill amortization	—	423	—	846

Adjusted net loss	$(3,748)	$(2,004)	$(6,488)	$(6,604)

Basic and diluted net loss per share before cumulative effect	$(0.12)	$(0.08)	$(0.29)	$(0.23)
Cumulative effect of change in accounting principle	—	—	0.09	—
Goodwill amortization	—	0.01	—	0.03

Adjusted basic and diluted net loss per share	$(0.12)	$(0.07)	$(0.20)	$(0.20)

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

4.    Intangible Assets

As a result of the goodwill impairment discussed in Note 3, the Company also engaged its independent appraisers to evaluate potential impairment of identified intangible assets in accordance with SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” which the company adopted effective January 1, 2002. The Company’s appraisers completed an impairment assessment and determined that certain intangible assets acquired from the Infinite Technologies purchase in January 2001 were impaired and accordingly recorded a charge of $5.5 million. Following is a summary of the Company’s intangible assets:

	June 30, 2002				December 31, 2001
	Gross Carrying amount	Accumulated amortization	Impairment charges	Other intangible assets, net	Gross carrying amount	Accumulated Amortization	Other intangible assets, net
	(in thousands)
Core Technology	$3,500	$(750)	$(2,440)	$310	$3,500	$(500)	$3,000
Trade name/domain name	2,400	(621)	(849)	930	2,400	(414)	1,986
Customer base and marketing channel	3,200	(960)	(2,240)	—	3,200	(640)	2,560
Assembled workforce	—	—	—	—	800	(400)	400
Other	4,919	(3,386)	—	1,533	4,118	(3,254)	865

Total	$14,019	$(5,717)	$(5,529)	$2,773	$14,018	$(5,208)	$8,810

Intangible assets are scheduled to be fully amortized by 2011, with corresponding amortization expense estimated to be $260,000, $466,000, $440,000, $433,000, $433,000 and $357,000 for the remainder of fiscal 2002, fiscal years 2003, 2004, 2005, 2006 and 2007, respectively.

5.    New Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction.” which, among other technical changes, eliminates the classification of extinguishment of debt as an extraordinary item. This statement will be effective for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material effect on our financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the commitment date to an exit plan, as is currently required. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002.

6.    Net Loss Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common and potentially dilutive common shares outstanding during the period, which includes the additional dilution related to conversion of stock options as computed under the treasury stock method.

At June 30, 2002, potentially dilutive common shares of 490,161 and 488,345 were excluded from the calculation of diluted shares outstanding for the quarter and year to date, respectively, as they were antidilutive.

At June 30, 2001, potentially dilutive common shares of 38,261 and 312,035 were excluded from the calculation of diluted shares outstanding for the quarter and year to date, respectively, as they were antidilutive.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

7.    Segment Reporting

The segment information provided reflects the two distinct business models of the Company’s organizational structure: software products and e-document delivery services. Interest and other debt expense, provision for income taxes, interest income and gains and losses on the disposition of marketable securities are centrally managed at the corporate level and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by the Company’s management. Reconciling items include corporate expense items and amortization charges, which are not allocated to operating segments. Certain amounts have been reclassified from reconciling amounts to software products to reflect the way management currently evaluates the segments. The Company’s assets continue to be managed on a company-wide basis versus by segment; accordingly, asset information is not reported.

	Software Products	E-document Services	Reconciling Amounts	Total
	(in thousands)

Quarter ended June 30, 2002
Net sales	$16,767	$5,981	$—	$22,748
Operating income (loss)	(6,622)	992	(644)	(6,274)

Quarter ended June 30, 2001
Net sales	$17,693	$5,857	$—	$23,550
Operating income (loss)	(3,421)	298	(1,566)	(4,689)

Six months ended June 30, 2002
Net sales	$32,567	$11,724	$—	$44,291
Operating income (loss)	(11,402)	1,824	(1,287)	(10,865)

Six months ended June 30, 2001
Net sales	$32,452	$11,525	$—	$43,977
Operating income (loss)	(10,919)	779	(3,138)	(13,278)

The Company’s sales by country were as follows:

	Quarter ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(in thousands)
United States	$18,987	$18,711	$36,407	$34,563
Canada	326	729	733	1,433
United Kingdom	863	1,288	1,907	2,754
Other	2,572	2,822	5,244	5,227

	$22,748	$23,550	$44,291	$43,977

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

8.    Settlement Agreement and Non-recurring Charges

In April 2002, Brett Warthen, the Company’s Senior Vice President – Wireless Strategy and Technology and the former majority owner of Infinite Technologies, Inc., which was acquired in January of 2001, resigned. In connection with his departure, the Company and Mr. Warthen agreed to restructure the outstanding payments due under the acquisition agreement. The original terms of the agreement provided that the Company would pay approximately $2.9 million in a combination of cash and common stock over three years from the date of closing, and up to an additional $3.9 million in a combination of cash and common stock under a performance incentive arrangement over the same three-year period, that if paid, would have been expensed as compensation. Pursuant to the April 2002 separation agreement, the Company paid approximately $1.5 million in cash in full satisfaction of all outstanding payments due under the agreement. The Company recorded the cash payment to Mr. Warthen as full satisfaction of the debt of approximately the same amount. The remainder of the $2.9 million, $1.4 million of which was originally to be paid in stock, was recorded as a reduction of goodwill in the second quarter of 2002. In the second quarter of 2002 the Company also recorded the reversal of a prior year accrual associated with the performance incentive arrangement of approximately $700,000, which is included in research and development expenses.

On January 10, 2002, the Company announced an 18% reduction of its workforce, which resulted in the recognition of a one-time charge of $2.1 million related to severance, impairment of certain assets and non-cancelable lease obligations. Amounts paid and accrued at June 30, 2002 were as follows:

	Accrued as of March 31, 2002	Payments	Accrued as of June 30, 2002
	(in thousands)

Severance	$363	$(98)	$264
Non-cancelable leases for real property	247	(123)	124
Other non-cancelable contracts	66	(18)	48

	$676	$(239)	$437

On March 15, 2001, the Company announced the consolidation of its two primary product groups, Computer Telephony Software Group and Document Exchange Software Group, resulting in a 14% reduction of its workforce and a one-time charge of approximately $1.0 million, which consisted of mainly severance and other employee benefits and consulting services, all of which was paid by December 31, 2001.

In January 2001, the Company acquired all of the outstanding common stock of Infinite Technologies, Inc. The acquisition was accounted for as a purchase. In connection with the acquisition, the Company recorded a one-time charge of $1.9 million related to the write-off of its purchased in-process research and development.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

9.    Changes in Shareholders’ Equity

Beginning balance at December 31, 2001, as restated	$109,905
Net loss	(9,183)
Stock-based compensation	(614)
Reduction of additional paid-in-capital upon infinite settlement (see Note 8)	(1,482)
Change in other comprehensive income	(44)
Exercise of stock options	502

Ending balance at June 30, 2002	$99,084

10.    Legal Proceedings

On April 10, 2002, the Company entered into a nonexclusive license agreement with AudioFAX IP LLC, settling a patent infringement suit filed by AudioFAX on November 30, 2001. As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, the lawsuit was filed against the Company in the United States District Court for the Northern District of Georgia. The Company paid a one-time fee to license the technology until the patents expire in 2008 and 2011. In the first quarter of 2002, the Company recorded a charge of $875,000, (included in non-recurring charges), reflecting management’s assessment of the fair value of the portion of the license fee that relates to prior years. The balance of the license fee, the amount of which is confidential, was capitalized and is being amortized over the remaining life of the licensor’s patents. The related amortization is not expected to be material to the Company’s future results of operations.

11.    Stock Based Compensation

During the second quarter of 2001, the Company offered a limited non-compulsory exchange of employee stock options on a less than one-for-one basis. The exchange (which closed on July 10, 2001) resulted in the voluntary cancellation of employee stock options to purchase 3,125,620 shares of our common stock with varying exercise prices greater than $10.00 per share in exchange for 1,298,284 employee stock options with an exercise price of $2.11. The Company had 1,496,599 shares subject to variable accounting as of June 30, 2002. Variable accounting will continue until all options subject to variable accounting treatment are exercised, cancelled or expired. Variable accounting treatment will result in charges or credits, recorded to “Stock compensation expense,” dependent on unpredictable fluctuations in quoted prices for the Company’s common stock. The impact of variable accounting resulted in credits of $410,000 and $614,000 to stock compensation expense for the quarter and six months ended June 30, 2002, respectively.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

12.    Restatement

During July 2002, the Company determined that a deferred tax liability associated with identified intangibles of the Infinite Technologies acquisition in January 2001 should have been established. Establishment of such liability would have increased goodwill and the related amortization thereof. Accordingly, the accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2001 and the financial statements for the year ended December 31, 2001 have been restated to give effect to the changes as of January 2001, the date of acquisition, and recognize additional goodwill amortization from that date. A summary of the significant effects of the restatement are as follows:

	December 31, 2001
	As previously reported	As restated
Balance Sheet:
Goodwill	$9,134	$12,104
Deferred Tax Liability	—	3,301
Retained earnings	44,504	44,173

	Year ended December 31, 2001		Quarter ended June 30, 2001		Six months ended June 30, 2001
	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Statement of Operations:
Sales, general and administrative	$60,367	$60,862	$14,976	$15,100	$30,187	$30,435
Total operating expenses	78,586	79,081	19,089	19,213	40,632	40,880
Operating loss	(21,296)	(21,791)	(4,565)	(4,689)	(13,030)	(13,278)
Loss before income tax expense	(17,949)	(18,444)	(3,613)	(3,737)	(11,213)	(11,461)
Income tax benefit	(5,945)	(6,109)	(1,266)	(1,310)	(3,924)	(4,011)
Net loss	$(12,004)	$(12,335)	$(2,347)	$(2,427)	$(7,289)	$(7,450)
Basic and diluted net loss per common share	$(0.37)	$(0.38)	$(0.07)	$(0.08)	$(0.23)	$(0.23)

As a result of the Company’s restatement of its consolidated financial statements for the year ended December 31, 2001, the Company intends to engage its independent auditors to audit those financial statements. Upon completion of that audit, the Company expects to amend its Annual Report on Form 10-K for that year. The Company also expects to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and any other Quarterly Report the Company determines must be amended.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis reflects certain restatements to our previously reported results of operations, see Note 12 to the unaudited condensed consolidated financial statements for a discussion of this matter.

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this document and the 2001 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, (except as set forth in Note 12 of the condensed consolidated financial statements included in this filing), which was filed with the Securities and Exchange Commission on March 27, 2002.

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

Results of Operations

Net sales.    Net sales decreased 3.4% to $22,748,000 in the quarter ended June 30, 2002, from $23,550,000 in the comparable 2001 quarter. Software product sales decreased 5.2% while E-document services increased 2.1% over the same quarter of the preceding year. Software product sales for the quarter ended June 30, 2002 included approximately $600,000 from the Company’s OEM agreement with Cisco Systems. International sales for the quarter decreased 22.3% compared to the second quarter of 2001, and represented 16.5% of total net sales.

For the six months ended June 30, 2002, net sales were $44,291,000, an increase of .7% over the net sales of $43,977,000 recorded in the same period of 2001. For the six months ended June 30, 2002, software product sales increased .4% while E-documents services increased 1.7% over the same period of the prior year. For the six months ended June 30, 2002, software product sales included approximately $650,000 from the Company’s OEM agreement with Cisco Systems. International sales decreased 16.7% over the prior year and represented 17.8% of net sales.

Decreases in net sales in the software products group, over the same period of the prior year, are reflective of decreased sales of messaging products which management believes is a result of continued softness in telecommunications and information technology spending. The increases in e-document services net sales over the prior-year period are a result of increased volume, which when combined with relatively stable pricing, produced a modest increase in net sales. Although pricing pressure in the services segment appears to have stabilized, there can be no assurance that this trend will continue.

Gross profit.    Gross profit as a percentage of net sales increased to 64.0% in the quarter and 63.1% in the six-month period ended June 30, 2002, as compared to 61.7% in the comparable prior-year quarter and 62.8% in the previous year six-month period ending June 30, 2001. The gross margin percentage in 2002 is reflective of changes in product mix and the positive effect of favorable margins on the Cisco Systems OEM agreement.

Research and development.    For the three months ended June 30, 2002, research and development expenses were $2,749,000, constituting 12.1% of net sales as compared to $4,113,000 or 17.5% in the prior-year period. For the six months ended June 30, 2002, research and development expenses were $5,447,000 or 12.3% of sales, compared with $7,503,000 or 17.1% of sales in the same period of the prior year. These decreases for the quarter and six-month period reflect the effect of cost containment measures and the Brett Warthen separation agreement, which includes the effect of the $700,000 reversal of prior year accrued compensation.

Sales, general and administrative.    Sales, general and administrative expenses decreased to $12,970,000 in the quarter ended June 30, 2002, from $15,100,000 in the comparable prior-year quarter. The prior year quarter and six-month expenses included costs associated with the launch of the Company’s mobile delivery product, amortization of goodwill and the impact of the expenditures in 2001 for corporate branding and the company’s name change. The current year quarter and six-month period also benefited from the reduction in workforce in January 2002 and the Company’s cost reduction initiatives. Sales, general and administrative costs for the current quarter represented 57.0% of net sales, a decrease from 64.1% in the comparable prior-year quarter.

For the six months ended June 30, 2002, sales, general and administrative expenses were $25,452,000 or 57.5% of sales compared to $30,435,000 or 69.2% of sales in the same period of the prior year. This represented a decrease of 16.4% over the prior year.

Stock-Based Compensation.    During the second quarter of 2001, the Company offered a limited non-compulsory exchange of employee stock options on a less than one-for-one basis. The exchange (which closed on July 10, 2001) resulted in the voluntary cancellation of employee stock options to purchase 3,125,620 shares of our common stock with varying exercise prices greater than $10.00 per share in exchange for 1,298,284 employee stock options with an exercise price of $2.11. The Company had 1,496,599 shares subject to variable accounting as of June 30, 2002. Variable accounting will continue until all options subject to variable accounting treatment are exercised, cancelled or expired. Variable accounting treatment will result in charges or credits, recorded to “Stock compensation expense,” dependent on unpredictable fluctuations in quoted prices for the Company’s common stock. The impact of variable accounting resulted in credits of $410,000 and $614,000 to stock compensation expense for the quarter and six months ended June 30, 2002, respectively.

Impairment of intangible assets.    In the second quarter of 2002, the Company recorded a $5.5 million impairment charge related to the SFAS No. 144 review of intangible assets of its Mobile Delivery group as described in Note 4 of the Financial Statements.

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

Operating loss.    Operating loss for the quarter ended June 30, 2002 was $6,274,000 compared to an operating loss of $4,689,000 in the comparable prior-year quarter. For the six-month period ending June 30, 2002, operating loss was $10,865,000 compared to $13,278,000 in the same period of 2001.

Other income, net.    Net other income was $508,000 for the quarter ended June 30, 2002, as compared to $952,000 in the comparable prior-year quarter. For the six months ended June 30, 2002, net other income was $882,000 compared to $1,817,000 in the same period of the prior year. The decrease in other income is primarily reflective of lower interest rates on investments.

Income tax.    The effective tax benefit rate for the three and six-month period ended June 30, 2002 was 35%, respectively, compared with an effective tax benefit rate of 35.0% for the same periods in the prior year.

Cumulative Effect of Change in Accounting Principle

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangibles Assets,” which eliminates the amortization of goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with finite lives, and addresses impairment testing and recognition for goodwill and intangible assets. The company evaluated its other intangible assets, including core technology, customer lists, and other and determined that these assets have definite lives. These are classified on the company’s consolidated balance sheets as intangibles and other assets, net.

As of January 1, 2002 net intangible assets of $400,000 previously allocated to assembled workforce have been reclassified to goodwill in accordance with SFAS No. 142.

Management determined upon adoption of SFAS No. 142 that the Company had three reporting units: E-document services and two reportable units within the products segment (mobile delivery and the combination of fax and messaging products). After completion of an independent valuation, management determined that goodwill associated with the mobile delivery reporting unit was impaired. Accordingly, a non-cash charge of $2.7 million was recorded as a cumulative effect of change in accounting principle effective January 1, 2002.

Net (loss) income.    The Company recognized a net loss of $3,748,000 or $0.12 per common share for the quarter ended June 30, 2002, as compared to a net loss of $2,427,000 or $0.08 per common share for the comparable prior-year quarter. For the six months ended June 30, 2002 the net loss was $9,183,000 or $0.29 per share compared to a net loss of $7,450,000 or $0.23 per share for the same period of 2001.

The results for the six months ended June 30, 2002 reflect a $2,695,000 charge in connection with goodwill impairment that was identified during the second quarter, but requires cumulative treatment in accordance with SFAS No. 142. This charge was therefore recorded as of the effective date of adoption, which was January 1, 2002.

Liquidity and Capital Resources

Cash used by operating activities in the six months ended June 30, 2002 was $710,000 due primarily to the loss from operations. Days sales outstanding (DSO) was approximately 60 days at June 30, 2002 compared to 50 days in the comparable prior-year period. The Company faces credit risks with customers and partners in its distribution model and therefore maintains appropriate accruals for such exposures, while continuing to closely monitor reserves. Accounts receivable decreased from $14.6 million at December 31, 2001 to $14.3 million at June 30, 2002.

In August 2000, the Board of Directors authorized the Company to repurchase up to $15 million worth of its common stock. At June 30, 2002, $13.6 million remains available for the repurchase program. No repurchases were made during the six months ended June 30, 2002. The Company may repurchase shares in the future subject to overall market conditions, stock prices, and the Company’s cash position and requirements going forward.

The Company expects that its current cash, short-term investments, and available bank line of credit will provide sufficient working capital for operations for the foreseeable future.

Commercial Commitments and Contractual Obligations

The following table summarizes the Company’s contractual obligations as of June 30, 2002 and the effect such obligations are expected to have on liquidity in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating Leases	$3,607,769	$2,013,598	$1,505,931	$88,240	—

The Company maintains a $4.0 million unsecured revolving line of credit, none of which is outstanding. The Company’s line of credit expires in August 2004, and contains certain financial covenants and restrictions as to various matters. The Company is currently in compliance with all such covenants and restrictions. Borrowings under the line of credit bear interest at the bank’s prime rate or its interbank offering rate plus 1.50%, at the Company’s option.

OEM Agreement

In January of 2002, the Company entered into an original equipment manufacturing (OEM) agreement with Cisco Systems, Inc. The agreement and support term is approximately 40 months from the date of acceptance, which occurred in March 2002, and includes annual termination provisions at the option of Cisco. Revenue is generally recognized ratably over the term of the agreement and support period but not in excess of the amount of cash received. Deferred revenue associated with this contract was $980,000 as of June 30, 2002.

Stock Options

On July 23, 2002, the Company issued its annual stock option awards to non-senior management employees. Options were granted to purchase approximately 800,000 shares.

Settlement Agreement

In April 2002, Brett Warthen, the Company’s Senior Vice President – Wireless Strategy and Technology and the former majority owner of Infinite Technologies, Inc., which was acquired in January of 2001, resigned. In connection with his departure, the Company and Mr. Warthen agreed to restructure the outstanding payments due under the acquisition agreement. The original terms of the agreement provided that the Company would pay approximately $2.9 million in a combination of cash and common stock over three years from the date of closing, and up to an additional $3.9 million in a combination of cash and common stock under a performance incentive arrangement over the same three-year period, that if paid, would have been expensed as compensation. Pursuant to the April 2002 separation agreement, the Company paid approximately $1.5 million in cash in full satisfaction of all outstanding payments due under the agreement. The Company recorded the cash payment to Mr. Warthen as full satisfaction of the debt of approximately the same amount. The remainder of the $2.9 million, 1.4 million of which was originally to be paid in stock, was recorded as a reduction of goodwill in the second quarter of 2002. In the second quarter of 2002 the Company also recorded the reversal of a prior year accrual associated with the performance incentive arrangement of approximately $700,000, which is included in research and development expenses.

Intangible Assets

As a result of the goodwill impairment discussed in Note 3, the Company also engaged its independent appraisers to evaluate potential impairment of identified intangible assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which the Company adopted effective January 1, 2002. The Company’s appraisers completed an impairment assessment and determined that certain intangible assets acquired from the Infinite Technologies purchase in January 2001 were impaired and accordingly recorded a charge of $5.5 million.

New Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction.” which, among other technical changes, eliminates the classification of extinguishment of debt as an extraordinary item. This statement will be effective for fiscal years beginning after May 15, 2002. We do not expect the adoption of SFAS No. 145 to have a material effect on our financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the commitment date to an exit plan, as is currently required. We are required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002.

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

In March 2001, we announced that we are expanding our business strategy to focus on the mobile business solutions market, which we believe is a potential higher-growth opportunity. In order to implement this strategy, we will be required to design, develop and introduce competitive new wireless products, improve our marketing of such products, and build credibility among customers that we are capable of delivering advanced mobile business solutions. Implementation of this strategy will involve substantial increased costs and, as a result, our expenses will increase disproportionately to revenue in the near-term. Moreover, implementation of this strategy may disrupt our existing operations and distract management, which could have a material adverse effect on our operating results.

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

The Company maintains a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as “available for sale” securities. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2002, the fair value of the portfolio would decline by an immaterial amount. Because the Company has the current ability to hold its fixed income investments until maturity, it does not expect its operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on its securities portfolio.

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

Part II.    OTHER INFORMATION

Item 1.    Legal Proceedings

On April 10, 2002, the Company entered into a nonexclusive license agreement with AudioFAX IP LLC, settling a patent infringement suit filed by AudioFAX on November 30, 2001. As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, the lawsuit was filed against the Company in the United States District Court for the Northern District of Georgia. The Company paid a one-time fee to license the technology until the patents expire in 2008 and 2011. In the first quarter of 2002, the Company recorded a charge of $875,000, (included in non-recurring charges), reflecting management’s assessment of the fair value of the portion of the license fee that relates to prior years. The balance of the license fee, the amount of which is confidential, was capitalized and is being amortized over the remaining life of the licensor’s patents. The related amortization is not expected to be material to the Company’s future results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Captaris, Inc. was held on May 9, 2002. A total of 26,907,972 shares of the Company’s common stock were represented in person or by proxy at the meeting, which comprised 84.2% of the total number of shares of the Company’s common stock outstanding on March 19, 2002, the record date for the meeting.

At the meeting Bruce L. Crockett, Richard J. LaPorte and Robert L. Lovely were elected to serve as directors of the Company for a term of three years until the Company’s Annual Meeting of Shareholders in 2005. The vote was as follows:

	For	Withheld
Bruce L. Crockett	26,573,520	334,452
Richard J. LaPorte	26,741,989	165,983
Robert L. Lovely	26,727,492	180,480

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

The Company filed a Current Report on Form 8-K (Item 5) on April 25, 2002 relating to the non-exclusive license agreement, which the Company entered into with AudioFAX IP LLC, settling a patent infringement suit filed by Audio FAX on November 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Captaris, Inc.

Date: August 19, 2002	By:	/s/ Jeffrey B. deCillia
Jeffrey B. deCillia Senior Vice President and Chief Financial Officer Signing on behalf of registrant and as principal financial officer