Form 10-Q
period 2002-09-30
CAPTARIS INC
filed 2002-11-14
CIK 931784

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of outstanding shares of the Registrant’s Common Stock as of October 25, 2002 was 31,888,465.

As reported in Captaris Inc.’s (the “Company”) Quarterly report on Form 10-Q for the quarterly period ended June 30, 2002 filed on August 19, 2002, and as further discussed in Note 14 to the accompanying unaudited condensed consolidated financial statements, the Company has determined, after consultation with its new independent auditor, that it must restate (1) its consolidated financial statements for the year ended December 31, 2001 and (2) its unaudited condensed consolidated financial statements for the quarterly period ended March 31, 2002 and for each quarterly period during the year ended December 31, 2001. The restatement results from a deferred tax liability related to identified intangible assets associated with the acquisition of Infinite Technologies in January 2001.

As a result of the Company’s restatement of its consolidated financial statements for the year ended December 31, 2001, the Company has engaged its independent auditors to reaudit those financial statements. Upon completion of the audit, the Company expects to amend its Annual Report on Form 10-K for the year ended December 31, 2001, its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 and any other Quarterly Report on Form 10-Q that the Company determines must be amended.

CAPTARIS, INC.

FORM 10-Q
For the Quarter Ended September 30, 2002

Part I.    FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CAPTARIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2002	December 31, 2001 (as restated – see Note 14)
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$8,540	$12,726
Short-term investments, available for sale	61,105	64,446
Accounts receivable, net	15,967	14,597
Inventories	5,175	5,022
Deferred and prepaid income taxes	8,037	8,267
Prepaid expenses and other assets	1,591	1,304

Total current assets	100,415	106,362
Equipment and leasehold improvements, net	6,636	7,463
Goodwill, net	8,941	12,104
Intangibles and other assets, net	2,923	9,632
Deferred income taxes	2,705	2,769
Restricted cash	1,000	—

Total assets	$122,620	$138,330

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,105	$4,941
Accrued compensation and benefits	5,236	7,985
Deferred revenue	8,076	7,433
Other accrued liabilities	4,077	3,356
Current portion of note payable	—	527

Total current liabilities	22,494	24,242

Deferred income taxes	1,366	3,301
Note payable, net of current portion	—	882

Total liabilities	23,860	28,425

Shareholders’ equity:
Preferred stock, par value $.01 per share, 2,000,000 authorized; none outstanding	—	—
Common stock, par value $.01 per share, 120,000,000 authorized; 31,884,465 and 31,746,067 shares outstanding, respectively, and additional paid-in capital	63,913	66,260
Retained earnings	35,351	44,173
Accumulated other comprehensive loss	(504)	(528)

Total shareholders’ equity	98,760	109,905

Total liabilities and shareholders’ equity	$122,620	$138,330

See accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter ended September 30,		Nine months ended September 30,
	2002	2001 (as restated – see Note 14)	2002	2001 (as restated – see Note 14)
	(in thousands, except per share data)
Net sales	$23,087	$23,737	$67,378	$67,714
Cost of sales	8,920	9,174	25,268	25,549

Gross profit	14,167	14,563	42,110	42,165

Operating expenses:
Research and development	3,088	3,408	8,535	10,911
Sales, general and administrative	11,659	14,898	37,112	45,330
Stock compensation	(633)	—	(1,247)	—
Impairment of intangible assets	—	—	5,529	—
Non-recurring charges	—	—	2,994	2,942

Total operating expenses	14,114	18,306	52,923	59,183

Operating income (loss)	53	(3,743)	(10,813)	(17,018)
Other income, net	506	771	1,388	2,586

Income (loss) before income taxes and cumulative effect of change in accounting principle	559	(2,972)	(9,425)	(14,432)
Income tax expense (benefit)	196	(891)	(3,298)	(4,902)

Income (loss) before cumulative effect of change in accounting principal	363	(2,081)	(6,127)	(9,530)
Cumulative effect of change in accounting principle	—	—	(2,695)	—

Net income (loss)	$363	$(2,081)	$(8,822)	$(9,530)

Net income (loss) per common share, basic and diluted:
Prior to cumulative effect of change in accounting principle	$0.01	$(0.06)	$(0.19)	$(0.30)
Cumulative effect of change in accounting principle	—	—	(0.09)	—

Net income (loss) per common share, basic and diluted	$0.01	$(0.06)	$(0.28)	$(0.30)

Weighted average common shares outstanding, basic	31,914	32,075	31,876	32,137
Weighted average common shares outstanding, diluted	32,047	32,075	31,876	32,137

See accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2002	2001 (as restated – see Note 14)
	(in thousands)
Cash flows from operating activities:
Net loss	$(8,822)	$(9,530)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,032	5,902
Loss on disposal of assets	353	—
Deferred income taxes	(1,935)	3,333
Stock compensation	(1,247)	—
Purchased in-process research and development, expensed	—	1,900
Impairment of intangibles	5,529	—
Cumulative effect of change in accounting principle	2,695	—
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(1,370)	1,420
Inventories	(127)	458
Prepaid income taxes	294	(3,795)
Prepaid expenses and other assets	(273)	325
Accounts payable	121	(955)
Accrued compensation and benefits	(2,749)	2,781
Deferred revenue	538	1,501
Other accrued liabilities	721	(957)

Net cash used by operating activities	(2,240)	2,383

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(2,480)	(3,389)
Short-term investments, net	3,341	(10,812)
Cash deposited to secure lease	(1,000)	—
Cash paid in acquisition, net	(456)	(8,800)
Intangibles and other assets	(301)	(3,492)

Net cash used by investing activities	(896)	(26,493)

Cash flows from financing activities:
Repurchase of common stock	(84)	(1,170)
Settlement of note payable	(1,456)	—
Proceeds from exercise of stock options	466	5

Net cash provided by financing activities	(1,074)	(1,165)

Effects of foreign currency rates	24	47

Net decrease in cash and cash equivalents	(4,186)	(25,228)
Cash and cash equivalents at beginning of period	12,726	36,744

Cash and cash equivalents at end of period	$8,540	$11,516

Supplementary disclosures of cash flows:
Income taxes refunded	$1,447	$1,138
Infinite Settlement (see Note 9)
Goodwill	$1,435	—
Additional paid-in-capital	$(1,435)	—

See accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Interim Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated balance sheets and related interim consolidated statements of operations, and cash flows have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments considered necessary for fair presentation have been included. Interim results are not necessarily indicative of results for a full year. These unaudited condensed consolidated financial statements include the impact of the restatement (see Note 14) and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ from those estimates.

2.    Restricted Cash

In connection with a real property lease for the Company’s new headquarters in Bellevue, Washington, a certificate of deposit in the amount of $1 million dollars was issued as collateral against the lease.

3.    Business Acquired

In August 2002, the Company acquired the distribution activities, assets and fifteen employees of its long-time distributor in The Netherlands, OfficeCom B.V. The purchase price was approximately $575,000, which included $456,000 in cash. The purchase was primarily allocated to Goodwill.

4.    OEM Agreement

In January 2002, the Company entered into an original equipment manufacturing (OEM) agreement with Cisco Systems, Inc. The agreement and support term is approximately 40 months from the date of acceptance, which occurred in March 2002, and includes annual termination provisions at the option of Cisco. Revenue is generally recognized ratably over the term of the agreement and support period but not in excess of the amount of cash received. Deferred revenue associated with this contract was $392,000 as of September 30, 2002.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

5.    Cumulative Effect of Change in Accounting Principle

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

The following table provides information about activity in goodwill, net by reporting unit for the period from December 31, 2001 to September 30, 2002 (in thousands):

	Mobile Delivery	Fax and Messaging	E-document Services	Total
Goodwill, net, December 31, 2001	$10,155	$1,949	$—	$12,104
Assembled workforce reclassification	400	—	—	400
Cumulative effect of adopting SFAS No. 142	(2,695)	—	—	(2,695)

Goodwill, net, January 1, 2002	7,860	1,949	—	9,809
Settlement agreement (see Note 9)	(1,435)	—	—	(1,435)
OfficeCom acquisition	—	567	—	567

Goodwill, net, September 30, 2002	$6,425	$2,516	$—	$8,941

In accordance with SFAS No. 142, the cumulative effect of this accounting change is reflected as of January 1, 2002 and amortization of goodwill ceased beginning 2002. Supplemental comparative disclosures as if the cumulative change had been retroactively applied to the prior period are as follows:

	Three months ended September 30, 2002	Three months ended September 30, 2001	Nine months ended September 30, 2002	Nine months ended September 30, 2001
	(in thousands, except per share amounts)
Net loss	$363	$(2,081)	$(8,822)	$(9,530)
Cumulative effect of change in accounting principle	—	—	2,695	—
Plus: goodwill amortization	—	423	—	1,269

Adjusted net loss	$363	$(1,658)	$(6,127)	$(8,261)

Basic and diluted net loss per share before cumulative effect	$0.01	$(0.06)	$(0.28)	$(0.30)
Cumulative effect of change in accounting principle	—	—	0.09	—
Goodwill amortization	—	0.01	—	0.04

Adjusted basic and diluted net loss per share	$0.01	$(0.05)	$(0.19)	$(0.26)

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

6.    Intangible Assets

As a result of the goodwill impairment discussed in Note 5, the Company also engaged its independent appraisers to evaluate potential impairment of identified intangible assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which the company adopted effective January 1, 2002. The Company’s appraisers completed an impairment assessment and determined that certain intangible assets acquired from the Infinite Technologies purchase in January 2001 were impaired and accordingly recorded a charge of $5.5 million. Following is a summary of the Company’s intangible assets:

	September 30, 2002				December 31, 2001
	Gross Carrying amount	Accumulated amortization	Impairment charges	Other intangible assets, net	Gross carrying amount	Accumulated Amortization	Other intangible assets, net
	(in thousands)
Core Technology	$3,500	$(764)	$(2,440)	$296	$3,500	$(500)	$3,000
Trade name/domain name	2,400	(685)	(849)	866	2,400	(414)	1,986
Customer base and marketing channel	3,200	(960)	(2,240)	—	3,200	(640)	2,560
Assembled workforce	—	—	—	—	800	(400)	400
Other	4,901	(3,464)	—	1,438	4,118	(3,254)	864

Total	$14,001	$(5,873)	$(5,529)	$2,600	$14,018	$(5,208)	$8,810

Intangible assets are scheduled to be amortized over future periods, with corresponding amortization expense estimated to be $138,000, $461,000, $458,000, $451,000, $451,000 and $375,000 for the remainder of fiscal 2002, fiscal years 2003, 2004, 2005, 2006 and 2007, respectively.

7.    Net Income/(Loss) Per Share

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

At September 30, 2002, and for the nine months then ended, potentially dilutive common shares of 394,128 were excluded from the calculation of diluted shares outstanding for the year to date, as they were antidilutive.

At September 30, 2001, potentially dilutive common shares of 42,580 and 1,180,505 were excluded from the calculation of diluted shares outstanding for the quarter and year to date, respectively, as they were antidilutive.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

8.    Segment Reporting

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

	Software Products	E-document Services	Reconciling Amounts	Total
	(in thousands)
Quarter ended September 30, 2002
Net sales	$17,065	$6,022	$—	$23,087
Operating income (loss)	(634)	850	(163)	53

Quarter ended September 30, 2001
Net sales	$18,148	$5,589	$—	$23,737
Operating income (loss)	(2,419)	263	(1,587)	(3,743)

Nine months ended September 30, 2002
Net sales	$49,632	$17,746	$—	$67,378
Operating income (loss)	(11,952)	2,589	(1,450)	(10,813)

Nine months ended September 30, 2001
Net sales	$50,600	$17,114	$—	$67,714
Operating income (loss)	(13,332)	1,042	(4,728)	(17,018)

The Company’s sales by country were as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(in thousands)
United States	$19,038	$19,291	$55,445	$53,854
Canada	550	542	1,283	1,975
United Kingdom	806	1,452	2,713	4,206
Other	2,693	2,452	7,937	7,679

	$23,087	$23,737	$67,378	$67,714

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

9.    Settlement Agreement

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

10.    Non-recurring Charges

In April of 2002, in connection with the settlement of a patent infringement suit filed by AudioFax, the Company recorded a one-time charge of $875,000.

On January 10, 2002, the Company announced an 18% reduction of its workforce, which resulted in the recognition of a one-time charge of $2.1 million related to severance, impairment of certain assets and non-cancelable lease obligations. Amounts paid and accrued at September 30, 2002 were as follows:

	Accrued as of March 31, 2002	Payments	Accrued as of September 30, 2002
	(in thousands)
Severance	$363	$(363)	$—
Non-cancelable leases for real property	247	(247)	—
Other non-cancelable contracts	66	(27)	39

	$676	$(637)	$39

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

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

11.    Changes in Shareholders’ Equity

	Common Stock	Retained Earnings	Acccum. Other Compre-hensive Loss	Total
Beginning balance at December 31, 2001, as restated	$66,260	$44,173	$(528)	$109,905
Net loss		(8,822)		(8,822)
Stock-based compensation	(1,247)			(1,247)
Reduction of additional paid-in-capital upon Infinite settlement (see Note 9)	(1,482)			(1,482)
Effects of foreign currency			24	24
Stock buy-back	(84)			(84)
Exercise of stock options	466			466

Ending balance at September 30, 2002	$63,913	$35,351	$(504)	$98,760

12.    Legal Proceedings

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

13.    Stock Based Compensation

During the second quarter of 2001, the Company offered a limited non-compulsory exchange of employee stock options on a less than one-for-one basis. The exchange (which closed on July 10, 2001) resulted in the voluntary cancellation of employee stock options to purchase 3,125,620 shares of our common stock with varying exercise prices greater than $10.00 per share in exchange for 1,298,284 employee stock options with an exercise price of $2.11. The Company had 1,400,811 shares subject to variable accounting as of September 30, 2002. Variable accounting will continue until all options subject to variable accounting treatment are exercised, cancelled or expired. Variable accounting treatment will result in charges or credits, recorded to “Stock compensation expense,” dependent on unpredictable fluctuations in quoted prices for the Company’s common stock. The impact of variable accounting resulted in credits of $633,000 and $1,247,000 to stock compensation expense for the quarter and nine months ended September 30, 2002, respectively.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

14.    Restatement

During July 2002, the Company determined that a deferred tax liability associated with identified intangibles of the Infinite Technologies acquisition in January 2001 should have been established. Establishment of such liability would have increased goodwill and the related amortization thereof. Accordingly, the accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2001 and the financial statements for the year ended December 31, 2001 have been restated to give effect to the changes as of January 2001, the date of acquisition, and recognize additional goodwill amortization from that date. A summary of the significant effects of the restatement are as follows:

	December 31, 2001
	As previously reported	As restated
Balance Sheet:
Goodwill	$9,134	$12,104
Deferred Tax Liability	—	3,301
Retained earnings	44,504	44,173

	Year ended December 31, 2001		Quarter ended September 30, 2001		Nine months ended September 30, 2001
	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Statement of Operations:
Sales, general and administrative	$60,367	$60,862	$14,774	$14,898	$44,959	$45,330
Total operating expenses	78,586	79,081	18,182	18,306	58,812	59,183
Operating loss	(21,296)	(21,791)	(3,619)	(3,743)	(16,647)	(17,018)
Loss before income tax expense	(17,949)	(18,444)	(2,848)	(2,972)	(14,061)	(14,432)
Income tax benefit	(5,945)	(6,109)	(854)	(891)	(4,779)	(4,902)
Net loss	$(12,004)	$(12,335)	$(1,994)	(2,081)	$(9,282)	$(9,530)
Basic and diluted net loss per common share	$(0.37)	$(0.38)	$(0.06)	(0.06)	$(0.29)	$(0.30)

As a result of the Company’s restatement of its consolidated financial statements for the year ended December 31, 2001, the Company has engaged its independent auditors to audit those financial statements. Upon completion of that audit, the Company expects to amend its Annual Report on Form 10-K for that year. The Company also expects to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and any other Quarterly Report the Company determines must be amended.

15.    Subsequent Event

On October 31, 2002, the Company began a voluntary layoff program designed to eliminate approximately 40 positions, which represents less than ten percent of its total workforce, from the Kirkland, Washington offices by the end of 2002. The Company expects to incur additional operating expenses during the fourth quarter of 2002 of approximately $1 million resulting from this program.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis reflects certain restatements to our previously reported results of operations, see Note 14 to the unaudited condensed consolidated financial statements for a discussion of this matter.

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this document and the 2001 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, (except as set forth in Note 14 of the condensed consolidated financial statements included in this filing), which was filed with the Securities and Exchange Commission on March 27, 2002.

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

The Company is a leading provider of unified communications solutions and a provider of mobile business solutions for medium and large-sized enterprises, which the Company considers to be primarily enterprises with 250 to 5,000 employees. The Company provides flexible, cost-effective products for unified communications and mobile business solutions. These products, which comprise the Company’s software products segment, address the fax server, production fax, document delivery, unified messaging, voice messaging, and mobile wireless markets and are distributed primarily through independent distributors and value-added resellers. The Company’s products run on off-the-shelf hardware, are certified for operation with Windows NT, Windows 2000, and Exchange 2000, and interface with a wide variety of telephony and computer equipment. The Company’s services segment offers an e-document delivery service, including both broadcast fax and permission-based e-mail. This service is offered to customers primarily through a direct sales force.

The Company sells its products primarily through an indirect channel of resellers and distributors, as well as through direct sales, OEM and private label agreements. The Company’s data-oriented enhanced fax products include: RightFax and RightFax Enterprise, the Company’s LAN-based fax server lines for Windows NT / Windows 2000, and the RightFax Production System, a high-volume production-oriented server that enables fax and other forms of electronic transmission for electronic commerce applications. The Company’s telephony-oriented products include: CallXpress and CallXpress Enterprise, a multi-application, high capacity unified messaging platform, and PhoneXpress, a full-featured advanced messaging system for small to medium-sized enterprises. The Company’s mobile delivery products primarily include Infinite Mobile Delivery and the Infinite WAP Gateway. The Company’s e-document delivery services, branded under the name MediaLinq, offer high-volume, simultaneous delivery of fax and e-mail documents via the Web, from desktop software or a fax machine.

Results of Operations

Net sales.    Net sales decreased 2.7% to $23,087,000 in the quarter ended September 30, 2002, from $23,737,000 in the comparable 2001 quarter. Software product sales decreased 6.0% over the same quarter of the preceding year primarily from a decline in fax product sales that the Company believes is representative of the overall softness in technology spending and the economy in general. E document services increased 7.7% over the same quarter of the preceding year and were primarily driven by an increase in mortgage industry related sales. Software product sales for the quarter ended September 30, 2002 included approximately $600,000 from the Company’s OEM agreement with Cisco Systems. International sales for the quarter decreased 8.9% compared to the third quarter of 2001, and represented 17.5% of total net sales.

For the nine months ended September 30, 2002, net sales were $67,378,000, nearly matching the net sales of $67,714,000 recorded in the same period of 2001. For the nine months ended September 30, 2002, software product sales decreased 1.9% while E-documents services increased 3.7% over the same period of the prior year. For the nine months ended September 30, 2002, software product sales included approximately $1,300,000 from the Company’s OEM agreement with Cisco Systems. International sales decreased 13.7% over the prior year and represented 17.7% of net sales.

Decreases in net sales in the software products group for the nine months ended September 30, 2002, over the same period of the prior year, are reflective of decreased sales of messaging and fax products, which management believes is a result of continued softness in telecommunications and information technology spending. The notable increase in e-document services net sales over the prior-year period continues to be a result of increased volume and relatively stable pricing. Although pricing pressure in the services segment appears to have stabilized, there can be no assurance that this trend will continue.

Gross profit.    Gross profit as a percentage of net sales was 61.4% in the quarters ended September 30, 2002 and 2001. In the nine-month period ended September 30, 2002, gross margin was 62.5% as compared to 62.3% in the comparable prior year period. The gross margin percentage in 2002 includes the effect of inventory write-downs due to product version upgrades as well as normal product mix variances.

Research and development.    For the three months ended September 30, 2002, research and development expenses were $3,088,000, constituting 13.4% of net sales as compared to $3,408,000 or 14.4% in the prior-year period. For the nine months ended September 30, 2002, research and development expenses were $8,535,000 or 12.7% of sales, compared with $10,911,000 or 16.1% of sales in the same period of the prior year, and includes the effect of recording a reversal of a performance incentive arrangement of approximately $700,000, as more fully discussed in Note 9. The decrease for the quarter also reflects the effect of continued cost containment measures.

Sales, general and administrative.    Sales, general and administrative expenses decreased to $11,659,000 in the quarter ended September 30, 2002, from $14,898,000 in the comparable prior-year quarter. The prior year quarter and nine-month expenses included costs associated with the launch of the Company’s mobile delivery product, amortization of goodwill and the impact of the expenditures in 2001 for corporate branding and the company’s name change. The current year quarter and nine-month period continues to benefit from the Company’s cost reduction initiatives. Sales, general and administrative costs for the current quarter represented 50.5% of net sales, a decrease from 62.8% in the comparable prior-year quarter.

For the nine months ended September 30, 2002, sales, general and administrative expenses were $37,112,000 or 55.1% of sales compared to $45,330,000 or 66.9% of sales in the same period of the prior year. This represented a decrease of 18.1% over the prior year.

Stock-Based Compensation.    During the second quarter of 2001, the Company offered a limited non-compulsory exchange of employee stock options on a less than one-for-one basis. The exchange (which closed on July 10, 2001) resulted in the voluntary cancellation of employee stock options to purchase 3,125,620 shares of our common stock with varying exercise prices greater than $10.00 per share in exchange for 1,298,284 employee stock options with an exercise price of $2.11. The Company had 1,400,811 shares subject to variable accounting as of September 30, 2002. Variable accounting will continue until all options subject to variable accounting treatment are exercised, cancelled or expire. Variable accounting treatment will result in charges or credits, recorded to “Stock compensation expense,” and such charges or credits are dependent on unpredictable fluctuations in quoted prices for the Company’s common stock. The impact of variable accounting resulted in credits of $633,000 and $1,247,000 to stock compensation expense for the quarter and nine months ended September 30, 2002, respectively.

Impairment of intangible assets.    In the second quarter of 2002, the Company recorded a $5.5 million impairment charge related to the SFAS No. 144 review of intangible assets of its Mobile Delivery group as described in Note 6 of the Financial Statements.

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

Operating income (loss).    Operating income for the quarter ended September 30, 2002 was $53,000 compared to an operating loss of $3,743,000 in the comparable prior-year quarter. For the nine-month period ending September 30, 2002, operating loss was $10,813,000 compared to $17,018,000 in the same period of 2001.

Other income, net.    Net other income was $506,000 for the quarter ended September 30, 2002, as compared to $771,000 in the comparable prior-year quarter. For the nine months ended September 30, 2002, net other income was $1,388,000 compared to $2,586,000 in the same period of the prior year. The decrease in other income is primarily reflective of lower interest rates and reduced investment balances.

Income tax.    The effective tax expense and benefit rate for the three and nine-month period ended September 30, 2002 was 35%, respectively, compared with an effective tax benefit rate of 30.0% and 34%, respectively, for the same periods in the prior year.

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

Net income (loss).    The Company recognized net income of $363,000 or $0.01 per common share for the quarter ended September 30, 2002, as compared to a net loss of $2,081,000 or $0.06 per common share for the comparable prior-year quarter. For the nine months ended September 30, 2002 the net loss was $8,822,000 or $0.28 per share compared to a net loss of $9,530,000 or $0.30 per share for the same period of 2001.

The results for the nine months ended September 30, 2002 reflect a $2,695,000 charge in connection with goodwill impairment that was identified in the second quarter and recorded as the cumulative effect of change in accounting principle as of the date of adoption, which was January 1, 2002, in accordance with SFAS No. 142.

Liquidity and Capital Resources

Cash used by operating activities in the nine months ended September 30, 2002 was $2,240,000. Days sales outstanding (DSO) was approximately 62 days at September 30, 2002 compared to 60 days in the comparable prior-year period. The Company faces credit risks with customers and partners in its distribution model and therefore maintains appropriate accruals for such exposures, while continuing to closely monitor reserves. Accounts receivable increased from $14.6 million at December 31, 2001 to $16.0 million at September 30, 2002.

In August 2000, the Board of Directors authorized the Company to repurchase up to $15 million worth of its common stock. At September 30, 2002, $13.5 million remains available for the repurchase program. Repurchases of 37,700 shares were made during the nine months ended September 30, 2002. The Company may repurchase shares in the future subject to overall market conditions, stock prices, and the Company’s cash position and requirements going forward.

The Company expects that its current cash, short-term investments, and available bank line of credit will provide sufficient working capital for operations for the foreseeable future.

Commercial Commitments and Contractual Obligations

The following table summarizes the Company’s contractual obligations as of September 30, 2002 and the effect such obligations are expected to have on liquidity in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating Leases	$7,201,160	$2,138,026	$2,674,258	$2,014,746	$374,130

During the quarter the company entered into a 5-year lease agreement for office space in Bellevue, Washington. This facility will serve as the Company’s new headquarters beginning February 2003. The lease commitment is for approximately 61,500 sq. feet of office space and will replace approximately 70,000 sq. feet currently leased.

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

OEM Agreement

In January of 2002, the Company entered into an original equipment manufacturing (OEM) agreement with Cisco Systems, Inc. The agreement and support term is approximately 40 months from the date of acceptance, which occurred in March 2002, and includes annual termination provisions at the option of Cisco. Revenue is generally recognized ratably over the term of the agreement and support period but not in excess of the amount of cash received. Deferred revenue associated with this contract was $392,000 as of September 30, 2002.

Stock Options

On July 23, 2002, the Company issued its annual stock option awards to non-senior management employees. Options were granted to purchase approximately 800,000 shares with a strike price of $2.72.

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

Intangible Assets

As a result of the goodwill impairment discussed in Note 5, the Company also engaged its independent appraisers to evaluate potential impairment of identified intangible assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which the Company adopted effective January 1, 2002. The Company’s appraisers completed an impairment assessment and determined that certain intangible assets acquired from the Infinite Technologies purchase in January 2001 were impaired and accordingly recorded a charge of $5.5 million.

Subsequent Event

On October 31, 2002, the Company began a voluntary layoff program designed to eliminate approximately 40 positions, which represents less than ten percent of its total workforce, from the Kirkland, Washington offices by the end of 2002. The Company expects to incur additional operating expenses during the fourth quarter of 2002 of approximately $1 million resulting from this program.

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

In March 2001, we announced that we were expanding our business strategy to focus on the mobile business solutions market, which we believed to be a potential higher-growth opportunity. We continue to believe that this market is likely to develop over time, but it has been slower to develop than we anticipated. Certain early entrants to this market have not achieved their publicly forecasted financial results. While we will continue to invest in this strategy, we intend to slow our investment rate until the market develops. There can be no assurance that we will realize a return on our past or future investment in this unproven mobile business solutions market.

In the future, in order to implement this strategy, we must continue to design, develop and introduce competitive new wireless products, improve our marketing of such products, and build credibility among customers that we are capable of delivering advanced mobile business solutions. Execution of this strategy may involve a substantial increase in costs and, as a result, our expenses could increase disproportionately to revenue in the future. Moreover, future focus on this strategy may disrupt our other operations and distract management, which could have a material adverse effect on our operating results. We cannot guarantee that the demand for mobile business solutions will develop in the future, that new technologies will not cause the market to evolve in a manner different from what we expect or that we will be able to obtain a leadership position if this market opportunity develops.

We are moving our corporate headquarters and order fulfillment facilities, which could disrupt our operations and negatively impact our results.

The lease for our corporate headquarters and order fulfillment facilities in Kirkland, Washington, expires in January 2003. We have entered into a lease for new facilities in Bellevue, Washington and are scheduled to move in February 2003. A move of this magnitude can be challenging and, as a result, we may experience disruptions in our business that could negatively impact our results of operations.

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

Revenue recognition on the Company’s OEM agreement with Cisco Systems is impacted by the timing of payments received. Certain variables exist within the contract that allow Cisco to influence such timing. Additionally the ultimate realizability of the contract amount is subject to cancellation provisions under Cisco’s control.

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

Failure to establish and maintain strategic relationships could limit our ability to maintain or increase sales.

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

Additionally, our partners from time to time require us to customize our products and / or develop further enhancements or capabilities. If we are unable to meet these requests in a timely manner, our relationships with our partners and operating results could be negatively impacted.

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

In the market for LAN-based facsimile systems, our principal competitors are Omtool, Ltd., Optus Software, Inc., Esker, S.A., and Computer Associates International, Inc. Our fax server products also compete with vendors offering a range of alternative facsimile solutions, including operating systems containing facsimile and document transmission features, low-end fax modem products, desktop fax software, single-platform facsimile software products and customized proprietary software solutions. In the market for production facsimile systems, our principal competitors are Biscom, Inc., Esker, S.A. and Topcall International AG. In the market for document distribution products, our principal competitors include the Xpedite division of PTEK Holdings, Inc. and other telecommunications providers such as Cable & Wireless, Inc. Competitors to our mobility offerings include companies such as Openwave Systems, Inc., Aether Systems, Inc. and 724 Solutions, Inc.

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

Maintaining or growing our revenue depends, in part, on continued expansion of our international sales. We have spent significant management attention and financial resources on our international operations. A significant portion of our revenues are subject to the risks associated with international sales, which include

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

To succeed, we must attract and retain key personnel in engineering, research and development, marketing, sales, finance and administration. We also depend to a significant degree on the efforts of our senior management team. If we fail to recruit such personnel or lose the services of existing key persons in any functional area, our current operations and new product development efforts could be adversely affected. Competition for skilled personnel is intense. When our stock price is lower than our employees’ stock option price, it is particularly difficult to retain skilled personnel. Past reductions in force and any additional reductions in force we undertake may adversely impact employee morale and impair our ability to attract and retain highly qualified personnel. We do not maintain material key person life insurance.

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

The Company maintains a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as “available for sale” securities. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2002, the fair value of the portfolio would decline by an immaterial amount. Because the Company has the current ability to hold its fixed income investments until maturity, it does not expect its operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on its securities portfolio.

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

Item 4.	Controls and Procedures

(a)    Evaluation of disclosure controls and procedures.  Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14 under the Securities Exchange Act of 1934) within 90 days prior to the filing date of this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective.

(b)    Changes in internal controls.  Subsequent to the date of our evaluation, the Company’s internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits

10.1	Lease Agreement dated August 15, 2002 between BTC Seattle LLC and Captaris, Inc.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

The Company filed a Current Report on Form 8-K (Item 4) on July 22, 2002 relating to the appointment of the Company’s new independent auditor.

The Company filed a Current Report on Form 8-K (Item 5) on July 26, 2002 relating to its preliminary financial results for the second quarter of 2002.

The Company filed a Current Report on Form 8-K (Item 5) on August 15, 2002 relating to the filing of a Notification of Late Filing on Form 12b-25.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPTARIS, INC.

Date: November 14, 2002	By:	/s/ JEFFREY B. DECILLIA
Jeffrey B. deCillia
Senior Vice President and
Chief Financial Officer
Signing on behalf of registrant and
principal financial officer

Certification

I, David P. Anastasi, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Captaris, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

/s/ DAVID P. ANASTASI
Chief Executive Officer

Certification

I, Jeffrey B. deCillia, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Captaris, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

/s/ JEFFREY B. DECILLIA
Chief Financial Officer