Form 10-K
period 2002-12-31
CAPTARIS INC
filed 2003-03-31
CIK 931784

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934.

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 0-25186

CAPTARIS, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1190085
(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)

10885 N.E. 4th Street, Suite 400	98004
Bellevue, WA (Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (425) 455-6000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value per share

Preferred Stock Purchase Rights

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 2002 (the Company’s most recent completed second fiscal quarter) was $93,564,708 (based upon the closing sale price of $2.95 per share on the NASDAQ National Market on such date).

Number of shares of Common Stock outstanding as of March 10, 2003 was 30,244,058.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Captaris, Inc.’s Proxy Statement for its 2003 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2002 is incorporated by reference in Part III hereof.

i

PART I

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements. These statements relate to future events or the Company’s future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” “continue,” or the negative of these terms or other terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in the “Factors That May Affect Our Business, Future Operating Results, Financial Condition and Market Price of Our Stock” section included elsewhere in this report. These factors may cause the Company’s actual results to differ materially from any forward-looking statement. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1.    BUSINESS

The Company is a leading provider of business communication software solutions for medium to large-sized enterprises, which the Company considers to be primarily enterprises with 250-5,000 employees. The Company provides flexible, cost-effective information delivery, unified communications, and mobile business solutions. These products address the electronic document (e-document) delivery, fax server, unified messaging, voice messaging, and mobile wireless markets and are distributed primarily through independent distributors and value-added resellers worldwide. The Company’s products run on industry-standard server hardware, support Windows-based operating systems, and interface with a wide variety of leading enterprise applications and telephony and computer equipment. The Company also offers an e-document delivery service, including both broadcast fax and permission-based e-mail services. These services are offered to customers primarily through a direct sales force. The Company was incorporated in the State of Washington in 1982.

Industry Background

Businesses are increasingly using information technology to improve customer service, increase employee productivity, decrease costs and more efficiently disseminate information. As the amount of information exchanged between organizations and departments increases, and the diversity of the delivery formats and combinations used by organizations to exchange this information becomes more complex, there is a growing need for organizations to find new ways to manage business information and resources in a more timely and cost-effective manner.

In response to the growth in overall business information traffic, organizations are increasingly using business communication systems that allow employees to more effectively manage communications and provide access to large amounts of corporate information via a variety of interfaces.

The growth in data communications presents additional opportunities for accessing and sending information. For example, organizations are utilizing electronic document exchange systems and services to store, forward and broadcast their growing volume of fax and e-document traffic in an efficient manner. Electronic messaging over LANs, the Internet and corporate intranets has emerged as another way to access data and disseminate information. This rapid increase in multiple forms of voice and data communication has further accentuated the need for enterprises to optimize their information management capabilities and integrate voice and data communications.

The Captaris Solution

The Company continues to be a leading provider of business communication software solutions for medium to large-sized enterprises. These solutions, which are designed to reduce costs and increase the return on investment in critical business information systems, are designed to integrate and automate the flow of a full range of paper and electronic messages, voice, data and documents. The Company produces a suite of proven products and services, in partnership with leading enterprise software companies, delivered through a global distribution network.

Strategy

The Company’s global mission is to deliver business-to-business communications solutions by providing cost-effective, innovative software products and hosted / outsourced e-document delivery services that operate on industry-standard computer platforms that more fully leverage IT investments.

The Company believes that to maximize profitability and shareholder return, it must place a greater emphasis on focusing its resources on strategic products and services. The Company regularly evaluates its product lines and operating units not only for their contribution to current results, but also for their potential for benefiting the Company long-term. Based upon the results of such evaluations, the Company may discontinue, divest or take other actions to improve the performance of product lines and / or operating units.

Key components of the Company’s strategy include the following:

Leverage E-document Data and Telephony Expertise.    The Company has established a knowledge-base in the development of call processing, voice processing, call switching, fax processing, e-document delivery and mobility applications that integrate with LAN, Internet and corporate intranet software applications and services. The Company believes that its expertise in these areas enables it to efficiently bring to market innovative software products and services that unify and exchange information between businesses. The Company intends to continue to leverage its expertise in e-document delivery and computer telephony to develop products and services in markets that are complementary to its current offerings and markets it believes it can profitably exploit. Going forward, the Company may place additional emphasis on leveraging its capabilities in the e-document solutions market or markets adjacent thereto.

Complete Software-Based Solutions.    The Company is focused on providing a comprehensive and affordable set of software-based business communication solutions designed to enhance productivity, improve customer service, reduce business-operating costs and simplify access to data and dissemination of information. The Company’s products provide enhanced voice and data integration through applications such as fax, unified voice and data messaging, and e-document delivery products and services.

Focus on the Enterprise Market.    The Company primarily targets enterprises with 250-5,000 employees, including divisions and subsidiaries of Fortune 1000 companies. The Company’s strategy is to continue to invest in new development and marketing initiatives to gain market share and further meet the needs of medium to large-sized enterprises.

Capitalize on Installed Base.    The Company intends to capitalize on its installed base by offering add-on modules, software upgrades and new products, many of which provide increased capacity and functionality.

Utilize Capabilities of Multiple Distribution Channels.    The Company targets enterprises primarily through computer-oriented value-added resellers and telephony-oriented distributors, as well as strategic partners and a global accounts sales force. The Company believes that some enterprises will evaluate business-to-business solutions from a telephony perspective while others will focus on data-centric solutions. The use of multiple distribution channels that target many of the same potential customers increases the likelihood that the Company’s products and services will be sold to a particular customer. The Company continues to broaden its distribution channels by expanding its direct enterprise relationships efforts and by continuing to enter into distribution agreements with private label OEMs and other strategic partners. The Company’s hosted e-document delivery services are primarily sold through a direct end user sales force.

Growth Through Strategic Acquisitions.    The Company believes that growth through strategic acquisitions of complementary technologies, products and distribution channels offers the potential for significant competitive advantage and from time to time the Company examines potential acquisition alternatives.

Pursue Mobile Business Solutions Market.    In March 2001, the Company announced that it was expanding its business strategy to focus on the mobile business solutions market, and particularly mobile access to groupware and corporate data, which the Company believed were markets likely to experience significant growth. Such growth has not materialized at the rate expected. As such, the Company intends to invest cautiously in this area until such time as management believes market adoption for such products is likely to increase to the level necessary for the Company to experience a profitable contribution.

Pursue Global Opportunities.    The Company believes that the markets for business-to-business communications solutions outside the U.S. will experience accelerated growth when the global economy stabilizes. The Company intends to invest cautiously in international opportunities given current economic conditions, but expects to increase its global presence and international investments once economic conditions outside the U.S. improve. To pursue these opportunities, the Company intends to continue to localize its products for specific markets and to actively recruit, and potentially acquire, resellers, distributors and strategic partners internationally.

Products and Services

The Company’s product lines include computer, telephony, and mobility-oriented products, which comprise the Company’s software products segment, and outsourced e-document delivery services, which comprise the Company’s services segment. Please see Note 16 to the Company’s consolidated financial statements included elsewhere in this report for financial information regarding these two segments.

The Company’s telephony-oriented product lines serve the messaging markets and focus on voice and call processing, unified messaging, and personal and workgroup call management. The Company’s computer-oriented product lines target the fax server, document delivery and information exchange markets and focus on high-performance fax processing and unified messaging, as well as Internet, corporate intranet and phone-based information access. The mobility market adds a new dimension to the Company’s unified communications offering by allowing customers to use the Company’s products to enhance productivity and to access information from a wide variety of Web-enabled devices. E-document delivery services target the outsourced mass fax and e-mail markets for time-critical business-to-business communications. These services include high-volume, instantaneous IP fax and e-mail broadcast and merge offerings, fax reply and fax-on-demand applications, as well as industry-specific services and custom workflow solutions for unique customer requirements. The following summary provides an overview of the Company’s products. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a summary of net sales by product.

Enhanced Electronic Document Delivery Products

RightFax

RightFax provides mid-sized to Fortune 1000 organizations with fax and advanced electronic document delivery solutions. The RightFax product suite offers a range of solutions that provide software for simple desktop faxing over a network to capturing high volumes of business-critical data from back-office applications and delivering it electronically to multiple recipients.

With the release of the RightFax 8.5 product line, new product bundles now offer customers simple solutions that are designed to fit their corporate IT infrastructure. As their business needs expand, clear upgrade packages make it easy for them to move beyond day-to-day faxing to automating their key business processes and optimizing workflow. This is accomplished by using the more advanced RightFax solutions that are designed to integrate with enterprise applications developed by companies such as Microsoft, IBM/Lotus, Oracle, Siebel, SAP, Xerox, Hewlett Packard and FileNet.

RightFax products allow end-users to fax any document directly from applications running on their desktop or workstation. In addition, incoming faxes can be directly routed to end user’s desktops and can also be sent from or received into their e-mail inbox. The product is designed to ensure that faxes are secure, kept confidential and to eliminate the need for individuals to walk to fax machines, wait in line, or search for faxes. The same fax system can also integrate with other critical business applications, including operational and accounting applications that generate documents typically printed on forms and mailed. RightFax automates this process by creating electronic images of the documents and delivering them automatically and instantaneously via fax, e-mail or over the Internet. For organizations that receive substantial amounts of inbound faxes, such as mortgage or insurance companies, these documents are received electronically and automatically routed to the intended recipient. This saves companies time and money while improving accuracy and reliability by eliminating manual processes and the expense of mailing documents. RightFax products are also designed to improve cash flow by reducing the time necessary to exchange invoices, statements and other electronic commerce documents with customers, vendors and partners.

The primary offerings in the RightFax product line include the following:

•	RightFax Business Server: Client, server-based fax software that allows individuals to send, receive, view, print and manage faxes from desktop and e-mail applications.

•	RightFax Enterprise Server: Client, server-based fax software ideal for national or global organizations with heavy network traffic and multiple offices. It includes features that allow organizations to route faxes to other networked servers for load balancing and least cost routing, to leverage the Internet or intranet to share resources with other RightFax servers and minimize the costs associated with sending documents. Network administrators can centrally manage all RightFax servers on the network from any standard Web browser using the RightFax Enterprise Fax Manager (EFM).

•	RightFax Enterprise Suite: Client, server-based fax software that bundles the Enterprise Server with additional features, including enhanced e-mail functionality, Web access to faxes from any Internet-enabled PC in the world, optical character recognition and telephony interfaces.

•	RightFax Business Integration: Client, server-based software that bundles desktop and e-mail faxing capabilities with automatic delivery of business-critical documents such as invoices and purchase orders from mainframe and ERP systems and allows for delivery via fax or e-mail.

•	RightFax Enterprise Integration: Client, server-based software that bundles all RightFax capabilities. Includes integrations to business applications including desktop, e-mail, host, ERP, CRM, imaging, workflow, forms, document management and archival systems. This software is designed to deliver or receive any type of document securely and instantaneously via fax, e-mail or over the Internet. Uses current development interfaces including XML, JAVA, and COM to exchange information in a variety of formats from applications across multiple platforms.

Messaging Products

CallXpress

The Company’s voice and unified messaging product offering, CallXpress, for which the current version 6.5 was released in 2002, consists of a modular offering of unified messaging solutions.

With the release of CallXpress 6.5, the Company continues to offer a clear upgrade path to meet customers’ messaging needs. CallXpress 6.5 advanced the product offering by offering additional localized product versions, additional integrations with switch offerings, a new Telephone User Interface alternative, and support for Universal PCI versions of certain voice cards.

CallXpress is a high-capacity, network-enabled voice and unified messaging system designed specifically for the enterprise market. CallXpress supports thousands of users on a single server, and integrates with over 100 PBX solutions. CallXpress supports full unified messaging for users of Microsoft Exchange or Lotus Notes. Users can access their voice, fax and e-mail messages from any telephone, desktop computer, laptop, or remote computing device, using a common interface for all message types. CallXpress delivers full call processing, voice messaging, automated attendant, and message notification capabilities companies expect from a leading messaging solution.

CallXpress application modules consist of software programs that operate in an integrated, multi-tasking environment and are not dependent on secondary hardware processors. Modules may be purchased either at the time of initial installation or as subsequent add-ons. Additional modules include:

•	Networking—Functionality that allows a company with multiple locations to link its offices together, thereby allowing subscribers at each location to send and receive voice and fax messages to and from any other office in the network using the Internet or corporate intranet. CallXpress is designed to network with other Captaris messaging systems and with third-party voice messaging systems.

•	Global User Administration—For administrators, CallXpress offers Global User Administration to assist in managing multiple CallXpress systems throughout their organization. Administrators can manage multiple sites from one location, and automatically propagate users across all systems.

•	Interactive Voice Response—Automated Agent is an interactive voice response module that enables application solutions to be designed for specific business functions such as catalog ordering and college registration. Automated Agent can be connected to the corporate database through a variety of host computer and LAN-based interfaces.

•	Text-to-Speech—CallXpress supports text-to-speech technology in 13 languages to provide customers around the world with the ability to listen to their e-mail messages over the telephone.

•	Captaris Speech—Captaris Speech for Microsoft Exchange Server is a software and hardware platform that supports the deployment of applications using a combination of speech recognition, text-to-speech and data access connectors.

In addition to the CallXpress product line, the Company offers an entry-level call processing and messaging product branded as PhoneXpress Professional. PhoneXpress Professional is a call processing, voice messaging and desktop messaging solution for small businesses, scaling from 4 to 12 ports.

Mobile Business Solutions Products

Infinite Mobile Delivery

In 2002 the mobile delivery reporting unit was consolidated with the remainder of the software products group upon the closure of the Company’s office in Owings Mills, MD, which it had acquired in the Infinite Technologies acquisition. The Company invested in this acquisition and its own development efforts due to its belief that the mobility market was likely to experience significant growth. Although growth has not materialized at the rate expected, the Company believes that its mobility offerings represent a competitive differentiator and an extension of its core product offerings. The Company intends to invest cautiously in this area until such time as management believes market adoption for such products is likely to increase to the level necessary for the Company to experience a profitable contribution.

Captaris acquired Infinite Technologies in January 2001 and launched the Infinite Mobile Delivery (IMD) products to the marketplace in May 2001. The IMD family of mobile wireless products extends the reach of enterprise e-mail, groupware and other database information to Web-enabled devices to assist in increasing the productivity of employees while away from their desks. Access to e-mail, calendars, task lists and contact databases is available in real-time. Not only can users read and respond to e-mails in text, users can also listen to e-mail messages using the text-to-speech option and respond to e-mail messages with voice messages. IMD, a platform and network independent solution, extends valuable mission-critical information including CRM, ERP, legacy, and other systems and integrates with CallXpress and RightFax solutions.

IMD is comprised of software server applications that are installed and managed by the customer and located behind the corporate firewall for security and control. The Company has employed industry-standard technology to support the widest range of mobile devices, allowing customers to take advantage of existing devices and maximize their wireless hardware investments. In December 2002, the Company launched IMD 2.6, an improved version that includes an open data connector and enhanced messaging features. The IMD Server integrates with a variety of enterprise applications such as e-mail, calendar, contacts, tasks and company databases.

Key modules associated with the Company’s mobility offering include the following:

•	Infinite Connector for Microsoft Exchange—An integrated application that extends the reach of Microsoft Exchange e-mail and Personal Information Management (PIM) to mobile users. Users can access and manage e-mail, along with personal calendars, contacts, task lists and employee directories, from wireless devices. Supports a wide range of options including advanced searching, accepting and declining meeting requests, updating Outlook contact information, employee look-up options, and auto-dial features from wireless devices.

•	Infinite Enterprise Mail Connector—A wireless e-mail messaging application for providing mobile workers access to standard Internet-based e-mail applications, including any IMAP or POP3 mail system. Users can access and manage e-mail from remote devices such as their mobile phone or wireless PDA or via Web-based HTML access at an airport kiosk or hotel business center. In addition to the wireless e-mail messaging capabilities, the Company has incorporated advanced messaging features based on its document delivery expertise. From their wireless device, users can route e-mail attachments to any local fax machine from Infinite Mobile Delivery, providing a way to review lengthy documents and attachments.

•	Infinite Voice Connector—Unifies the mobile worker’s e-mail Inbox with the voice capabilities of their mobile device, allowing universal access to all message types. Users can forward and reply to e-mail and voice-mail messages with a voice reply. Additionally, the Infinite Voice Connector will “read” e-mail messages to the user via the built-in text-to-speech conversion engine.

•	Infinite Open Data Connector—Provides wireless access to critical business information and enterprise applications, and integrates with a variety of databases. Enterprises can provide mobile associates such as executive staff, mobile sales force and field service agents with the information they need, when they need it most. The Infinite Open Data Connector provides customization capabilities for tailoring the product to the needs of the organization.

Infinite WAP Gateway

Infinite WAP Gateway is a scalable product designed to meet the needs of mobile operators, ISPs and enterprise markets. WAP Gateways are an essential component in WAP communications processes and a necessity for providing WAP services to customers, particularly in international markets. In addition, Infinite WAP Gateways have been purchased by financial services companies interested in managing and securing their wireless communications flow from end-to-end, by deploying the WAP Gateway behind their own corporate firewall.

Outsourced e-Document Delivery Services

MediaLinq Services

MediaLinq Services, headquartered in San Francisco, California, represents the Company’s services segment, offering e-document delivery services, primarily consisting of a broadcast fax and permission e-mail service. The Company sells this service through a direct sales force located throughout North America. MediaLinq Services’ primary offerings include the following:

•

Permission E-mail Delivery—Permission e-mail, introduced in June 2001, provides high-volume delivery of personalized e-mail messages in both plain text and HTML formats. Permission E-mail, or opt-in e-mail, allows recipients to confirm interest in receiving e-mail messages from a sender, enabling MediaLinq customers to strengthen relationships with customers and prospects through more personalized, targeted and responsible marketing methods. Permission E-mail is accessed through the WebLinq interface, letting customers create, deliver and measure their Permission E-mail campaigns using a Web browser. MediaLinq Permission E-mail features include subscribe/unsubscribe, double subscribe/unsubscribe, click-through tracking, bounce-back handling and on-line reporting. In 2002, new capabilities were added including multi-format e-mail, advanced tracking and reporting features and broadcast self-service functions.

•	E-mail and Fax Broadcast—MediaLinq e-mail and fax broadcast services provide high-volume, simultaneous distribution of business documents, allowing companies to communicate with customers, prospects, members, vendors and employees. For both e-mail and fax, users establish a distribution list of their recipients and send their documents to this list, from a standard Web browser using WebLinq, from a Windows-based PC using MediaLinqClient software, or by contacting the MediaLinq Assisted Services group. Customers can also launch broadcasts from a fax machine using the Direct Access interactive voice response (IVR) system. Additional access methods include custom integration into a customer’s existing applications using the MediaLinq application programming interface and the IP Plus Connector through the RightFax server. E-mail and Fax Broadcast provides automatic retries and resends of documents, and routinely flags incorrect e-mail addresses or fax numbers, which are then compiled and delivered to the sender. All successful and unsuccessful deliveries are tracked by broadcast delivery reports and sent to the customer via e-mail or fax upon completion of the broadcast. Documents are distributed over the advanced MediaLinq IP-based network, which delivers over one million pages of business-critical documents each business day. With over 6,500ports, this network is designed to support high-speed, high-volume delivery with redundancy to ensure non-stop business continuity.

•	E-mail and Fax Merge—E-mail and Fax Merge delivers large numbers of personalized documents by e-mail or fax, providing targeted communications for greater impact. Using either WebLinq or MediaLinqClient software, documents are customized with information such as name, number, company, and region—any information contained in a sender’s database.

•	Fax Reply—Fax Reply fully automates the receipt and collection of fax responses. Combined with MediaLinq’s outbound Fax Broadcast or Merge services, Fax Reply provides a total end-to-end “send and reply” solution. Customers use this service to distribute and collect documents that require a response, such as survey and conference registration forms, removing the collection burden from their on-premise fax system. A toll-free business-reply fax number is provided for both document storage and for faxing responses. Responses are collected in a secure mailbox attached to the number and are forwarded regularly to the customer via e-mail, fax, or postal mail.

•	Fax on Demand—Using Fax On Demand services, customers store frequently requested documents on the MediaLinq server for automated retrieval via fax. Callers can access documents 24 hours a day, seven days a week using dedicated toll-free numbers for domestic callers or dedicated local numbers for international callers who cannot access U.S. toll-free lines. Custom voice prompts guide the callers through document selection. A personal identification number (PIN) can be assigned for confidential documents. In addition, MediaLinq allows customers to automatically and simultaneously broadcast and store documents for retrieval in one simple step.

•	Industry Solutions—For specific vertical markets, MediaLinq has created targeted solutions to simplify the e-document distribution process and to provide greater value for industry-focused customers.

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

TravelExpress is a specially designed database that allows precise, targeted marketing of promotions and travel industry news to selected travel agencies. TravelExpress consists of over 35,000 U.S. listings that can be selected on over 50 different criteria to identify specific types of travel agencies (e.g., destination specialty, annual sales volume, business or leisure focus).

•	WebLinq—Launched in 1999, WebLinq allows businesses to send permission e-mail, fax and mixed e-mail/fax broadcasts, manage lists and documents and track broadcasts from any computing platform with a standard Web browser. WebLinq requires no software installation or maintenance and incorporates Secure Socket Layer (SSL) encryption to ensure secure transactions. Follow-on releases added advanced list and document management.

•	MediaLinqClient—MediaLinqClient software gives customers desktop access to the full range of MediaLinq services. Compatible with Microsoft Windows operating systems, MediaLinqClient provides fast, reliable Internet or direct modem connections to launch fax and e-mail broadcasts quickly and securely. The software lets customers import and manage broadcast lists, track the status of broadcasts, and “live link” to their corporate databases for automatic updates. Customers can also schedule broadcasts for future delivery or to take advantage of off-peak delivery rates.

Distribution

The Company sells its products primarily through an indirect channel of resellers and distributors, as well as through direct sales, OEM and private label agreements. The Company believes that some enterprises will evaluate computer-telephony solutions from a telephony perspective, while others will be more data-focused. The use of multiple distribution channels that access many of the same potential customers increases the likelihood that the Company’s products will be sold to a particular customer.

The Company’s services segment, comprised of MediaLinq Services Group headquartered in San Francisco, California, offers its e-document delivery services primarily through direct distribution with offices located in Reston, VA, New York, NY, Chicago, IL and Newport Beach, CA.

No single customer represented 10% or more of the Company’s net sales during 2000, 2001 or 2002.

Domestic Distribution

In the U.S., the Company’s products sales force sells most of the Company’s messaging and electronic document delivery products through an indirect channel of value-added resellers, independent software vendors, and professional services companies specializing in custom systems development. These resellers are small to medium-sized, regionally focused organizations. In addition, the Company markets its products directly to end-user customers through a direct sales force and a diverse mix of direct marketing activities.

Resellers attend Company-sponsored training sessions on system usage, installation, maintenance and customer support. Advanced training is also available from the Company on an ongoing basis. All resellers are subject to agreements with the Company covering matters such as payment terms, protection of proprietary rights and non-exclusivity of sales territories. These agreements generally do not restrict the dealer’s ability to carry competitive products.

International Distribution

The Company continues to develop broad coverage of international markets through a variety of dealer, distributor, and strategic relationships. The Company is actively recruiting new resellers and distributors in international markets. The Company has sales and support offices in the United Kingdom, the Netherlands, Hong Kong, Australia and Dubai. The company conducts business transactions in US dollars, UK pounds and the Euro.

International sales were 18.8%, 20.0% and 18.2% of total net sales for 2000, 2001, and 2002, respectively. For net sales by country, see Note 16 to the Company’s consolidated financial statements included with this report.

OEM/Strategic Accounts

The Company has a Business Development Group dedicated to managing strategic relationships. To broaden its access to certain markets, the Company has entered into distribution, private label/OEM and other strategic distribution agreements. The Company currently intends to pursue such additional agreements in the future. Such agreements enable the Company to expand market share, enhance revenue streams and increase awareness of the Company and its products by leveraging the resources of others who generally have significantly greater resources than the Company.

In January 2002, the Company entered into an original equipment manufacturing (OEM) agreement with Cisco Systems, Inc. Pursuant to this agreement, the Company granted Cisco an exclusive third-party license to certain enabling technology that is designed to enhance an enterprise customer’s ability to migrate from legacy messaging systems to Cisco’s open, Internet Protocol (IP)-based messaging architecture. The enabling software developed by the Company allows the exchange of Cisco Unity voice and fax messages in a diverse, multi-vendor environment. We currently have other OEM/strategic relationships with Ericsson, IBM (Lotus), Verizon (which the Company expects to result in revenue beginning in the second half of 2003), Xerox Corporation, and others.

Product Support

The Company’s product segment offers technical training for both telephony and computer-oriented products to its resellers. The majority of product support is provided within three months of product shipment, and the estimated cost of such support is recognized as product revenues are recorded. With respect to its messaging and mobility products, the Company generally does not provide primary support to end-users. This support is primarily handled by the Company’s distribution channel. For these products, the Company generally charges its customers separately for post-sale updates and upgrades.

The Company’s software product segment sells a variety of support packages primarily to end-users of the Company’s e-document products. Support provided is telephone-based technical support via support specialists located in the Company’s offices in Tucson, Arizona, Portland, Oregon and Bellevue, Washington. The Company recognizes revenue from the sale of these support agreements over the life of the contract and such agreements generally include product upgrades.

The Company’s services segment delivers customer support directly to end-users through a call center located in San Francisco and web-based self-service.

Product Development

The Company has established expertise in the development of systems that route, process and render a variety of message types and documents, including fax, voice, e-mail and other components of groupware. These systems handle message and document delivery spanning a wide range of input and output types. Additionally, the Company has expertise in call switching applications and other advanced telephony services, as well as in the development of LAN and Internet software applications, integrations and services. The Company believes that its expertise in these areas enables it to efficiently bring to market innovative software products that unify and exchange information between end users, business applications, telephones and computers.

The Company’s development of its product offerings is centrally coordinated in its corporate headquarters in Bellevue, Washington. The Company maintains three product development centers: Bellevue, Washington, Tucson, Arizona, and Portland, Oregon for the purpose of developing and maintaining its electronic document, messaging and mobile business solutions offerings. The Company’s services offerings are developed and managed in its San Francisco, California location. In total, the Company employed, as of December 31, 2002, 80 engineers, technicians and quality assurance specialists in its development centers. While development efforts in the past have been separate, the convergence of technologies has allowed the Company to consolidate and leverage development efforts among these groups.

The Company internally develops its defining core technologies, but believes that it is more cost-effective to license from third parties certain components of its products, such as database software, imaging, and network connectors. Whenever practical, the Company will license and integrate such technology into its product offerings in order to decrease the cost of development and shorten the time to market. In addition, the Company also believes that the acquisition of new technology and new product offerings is consistent with its strategic initiatives and will continue to pursue such opportunities as they become available.

The Company believes that, for its product offerings to continue to achieve acceptance and remain competitive, it will be necessary to continue to develop enhanced versions of its document delivery, computer-telephony and mobile business applications. The Company expects to continue to expend significant research and development efforts in developing new technology.

The Company intends to continue to develop versions of its products that have been prepared for localization in foreign markets. This globalization effort includes converting client interfaces, documentation, and voice-prompt sets into foreign languages. The effort will also include the expansion of internal character sets to accommodate a broader set of potential foreign languages. The Company expects to continue to expend research and development resources on these efforts.

Proprietary Rights

Captaris relies on a combination of patents, copyrights, trademarks and trade secret laws, nondisclosure and other agreements, and technical measures to protect its proprietary technology. The Company owns seven U.S. patents, including one patent received in the area of unified messaging, five patents in the area of fax technology that were purchased in 2000, and one patent in the area of speech compression that was purchased in 2002. The issued patents will expire between 2014 and 2019. The Company also owns 16 pending patent applications in the U.S. and internationally in a wide range of areas, including telephony, fax, unified messaging and mobility-related messaging. There can be no assurance that the Company’s efforts to protect its proprietary rights will be successful. In particular, there can be no assurance that the Company’s current or future patent applications will be granted or that its current or future issued patents will not be challenged, invalidated or circumvented, or that the rights granted under any such patents will provide competitive advantages to the Company.

Captaris has periodically received letters and other communications from third parties asserting patent rights and requesting royalty payments. Following analysis, the Company has not believed it necessary, in most cases, to license any of the patent rights. In those cases in which the Company has determined a license of patent rights was necessary, it has entered into a license agreement. The Company believes that any necessary licenses or other rights under patents for products or features could be obtained on conditions that would not have a material adverse effect on its financial condition, results of operations or cash flows, although there can be no assurance in this regard.

The Company licenses certain portions of its technology from third parties under written agreements, some of which contain provisions for ongoing royalty payments. Total royalty expense for the Company in 2002 was less than 1% of net sales.

Competition

The business communication market is quickly evolving, highly competitive and subject to rapid technological change. Moreover, the Company expects to face increasing competitive pressures from both current and future competitors in the markets it serves. The principal competitive factors applicable to the Company’s products and services include:

•	product features;

•	price;

•	customer service and technical support;

•	relationships with distributors, strategic partners, value-added resellers and systems integrators;

•	an installed base of similar or related products;

•	the ability to integrate various products with customers’ existing business applications and networks;

•	the ability to be among the first to introduce new products; and

•	in the services segment, network uptime, total available capacity and broadcast turnaround time.

The Company’s competitive position with respect to these factors varies depending on the market. With respect to the Company’s messaging and enhanced electronic document delivery products, and e-document delivery services, the Company believes that it competes favorably in its target markets. With respect to the mobility market, which has not developed as originally anticipated, the Company’s experience in this area is less than with its other products and services. While the Company believes that its mobile products are feature-rich and compare favorably against other entrants in the mobility market, the newness of this market and the lack of market acceptance of mobility products in general, creates an increased level of uncertainty with respect to the Company’s competitive position.

Because the Company offers a wide range of products and services for several types of enterprises, it has a broad range of competitors. Many of the Company’s competitors are substantially larger than the Company and have significantly greater financial, sales, marketing, distribution, technical, manufacturing and other resources.

In the market for LAN-based fax systems, our principal competitors are Esker, S.A., ACCPAC International, Inc., TOPCALL International AG, Omtool, Ltd., Optus Software, Inc., and Biscom, Inc. Our fax server products also compete with vendors offering a range of alternative fax solutions, including operating systems containing fax and document transmission features, low-end fax modem products, desktop fax software, single-platform fax software products and customized proprietary software solutions. In the market for production fax systems, our principal competitors are Biscom, Inc., Esker, S.A. and Topcall International AG.

In the telephony-oriented market for messaging systems, our principal competitors include Avaya, Inc., Cisco Systems, Inc., Mitel Corporation, NEC America, Inc., Nortel Networks Corporation, Siemens and Callware Technologies, Inc. In addition, there are independent suppliers of computer-telephony solutions such as Cycos AG and Callware Technologies, Inc. These independent manufacturers offer integrated voice-messaging systems and unified messaging systems of their own design or under various OEM agreements.

The competitors of mobility products include Research In Motion Limited, Microsoft Corporation (Mobile Information Server-MIS), IBM Corporation (International Business Machine’s Lotus Domino Everyplace), Aether Systems, Inc., Wireless Knowledge, Fenestrae BV, Mobeon AB, and Openwave Systems, Inc.

In the e-document delivery services market, the Company’s services segment, principal competitors are the Xpedite division of PTEK Holdings, telecommunications companies who provide fax services and other regionally-based specialty providers.

Order Fulfillment

The Company’s products segment order fulfillment operations consist primarily of compact disc duplication, documentation fulfillment, and distribution of fax and voice-circuit boards. The Company contracts with outside vendors to provide full systems integration and assembly in certain product distribution situations.

The Company’s products incorporate a number of commercially available application cards, fax cards, voice cards and circuit boards that enable integration with certain telephone switches. The Company currently purchases voice cards from the Dialogic division of Intel, Natural Microsystems and Mitel Corporation. The Company purchases fax cards from Brooktrout and the Dialogic division of Intel. The Company depends upon these third-party manufacturers for voice and fax cards. If these manufacturers terminate their relationships with the Company or are unable to fill orders on a timely basis, or experience quality performance issues, the Company may be unable to meet customer demands, which could delay or decrease the Company’s revenue or otherwise have an adverse impact on the Company’s operations.

The Company’s services segment depends on long distance service providers to provide access to the public-switched telephone network (PSTN) and on ISP’s to provide access to the Internet.

Employees

As of December 31, 2002, the Company had 432 full-time employees, including 72 in finance and administration, 13 in order fulfillment, 80 in engineering and product development, and 267 in sales, marketing and technical support. The Company’s employees enter into agreements containing confidentiality restrictions. The Company has never had a work stoppage and no employees are represented by a labor organization. The Company considers its employee relations to be good.

In January 2002, the Company announced a reduction in force across all groups of the Company, which resulted in a reduction of approximately 90 employees or 18% of its workforce.

In October 2002, the Company announced to its employees a voluntary layoff program, which subsequently resulted in a reduction of approximately 40 employees or 9% of its workforce.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are available free of charge on the Company’s website at http://www.captaris.com under “About—Investor Relations—SEC Filings.”

FACTORS THAT MAY AFFECT OUR BUSINESS, FUTURE OPERATING RESULTS,

FINANCIAL CONDITION AND MARKET PRICE OF OUR STOCK

The following factors may materially adversely affect the Company’s business, financial condition or results of operations. In that event, the trading price of the Company’s common stock could decline and shareholders may lose part or all of their investment, therefore, shareholders should carefully consider the risks described below before making an investment decision.

Our stock price may be highly volatile.

The market price of our common stock may continue to be highly volatile. The future price of our common stock may fluctuate in response to factors, involving our competitors, or us, such as

•	new product announcements or changes in product pricing policies;

•	quarterly fluctuations in our operating results;

•	announcements of technical innovations;

•	announcements relating to strategic relationships or acquisitions;

•	changes in earnings estimates by securities analysts; and

•	general conditions in the economy, levels of IT spending and/or the computer-telephony market.

In addition, the market prices of securities issued by many companies, particularly in high-technology industries, are volatile for reasons unrelated to the operating performance of the specific companies. This industry volatility, along with broad market fluctuations may adversely affect the market price of our common stock.

Our operating results fluctuate from quarter to quarter, which could cause our operating results to fall below expectations of securities analysts and investors.

We expect our operating results to fluctuate significantly from quarter to quarter in the future. Because of these fluctuations, our operating results for a particular quarter may fall below the expectations of securities analysts and investors. If this occurs, the trading price of our common stock may decline. Such fluctuations could cause period-to-period comparisons to be less than meaningful. Numerous factors contribute to the unpredictability of our operating results, including

•	the timing of customers’ orders;

•	changes in our mix of products and distribution channels;

•	the announcement or introduction of new products by us or our competitors;

•	pricing pressures; and

•	general economic conditions.

Most of our software product revenue comes from current-quarter orders and sales, of which a substantial portion has, at times, occurred in the last month of the quarter. We do not maintain a large backlog of orders, and most of our distributors maintain little or no inventory. Order fulfillment cycles are typically short, and often as short as one to two days. Accordingly, the timing of customer orders can cause significant variations in quarterly results of operations. Because we sell our products to end-customers through various third parties such as telephone system manufacturers, value-added resellers, telephone interconnect resellers, and others, we are unable to project with certainty the actual orders, sales, and revenues these third parties will generate in a given quarter. The combination of these factors impairs and delays our ability to know when revenues and earnings will be higher or lower than expected. We base product development and other operating expenses on our expected revenues. Because our expenses are relatively fixed in the short term, we may be unable to adjust our spending in time to compensate for any unexpected shortfall in quarterly revenues.

Our revenue, and therefore our results of operations, may also fluctuate based on the amount of revenue, if any, we receive pursuant to our original equipment manufacturing (OEM) agreement with Cisco Systems, Inc. Under the agreement, the Company has granted Cisco an exclusive third-party license to certain enabling technology. The agreement generally provides for quarterly payments to be made by Cisco to the Company through mid-2005. The Company received a payment of $833,000 in 2001 and received payments totaling $2.5 million in 2002. The Company recognized $3.3 million in revenue from this agreement in 2002. However, the timing and amount of any future payments under the agreement are subject to a number of conditions, some of which are beyond our control. In particular, future payments depend on Cisco’s ability to successfully implement the technology. In addition, under certain conditions, Cisco may accelerate the payments at a discounted rate or terminate the license and make no further payments. Accordingly, there can be no assurance that any additional payments will be made under the agreement or that any payments that are made will be made on the schedule we anticipate, which could have an adverse impact on our results of operations generally or in a particular quarter.

Our operating results may vary by season, which could cause our operating results to fall below expectations of securities analysts and investors.

Our results of operations may fluctuate as a result of seasonal factors, and this may cause our operating results to fall below the expectations of securities analysts and investors for a particular quarter. Specifically, due to typical year-end dealer sales patterns and end-user buying patterns, net product sales in our first quarter, without taking into account the effect of acquisitions, have historically declined from the fourth quarter of the previous year. Historically, the services segment has experienced seasonally low net sales in the fourth quarter as a result of the impact of the holiday season on broadcast fax and email services.

We depend on third parties for certain key components of our products and for certain services necessary to the delivery of our broadcast fax and email services.

Our products operate on standard computer hardware, most of which is readily available. However, only two domestic suppliers can provide fax processing circuit boards to meet our specifications. In addition, only three domestic suppliers can provide voice-processing circuit boards to meet our specifications. Historically, we have relied almost exclusively on Brooktrout, Inc. for fax cards and on Dialogic Corporation (now a division of Intel Corporation) for voice cards. We rely on these suppliers primarily because of volume price discounts and the cost and effort required to develop software for an alternate fax or voice card. Significant changes in technology, issues regarding quality performance, delays, interruptions or reductions in our supply of fax or voice cards, or unfavorable changes to price and delivery terms could adversely affect our business.

In the Company’s services segment, we are dependent on long distance service providers to provide access to the PSTN and on ISP’s to provide access to the Internet.

We rely heavily on telephone system manufacturers, independent equipment resellers and value-added resellers.

A substantial majority of our net sales depends on a network of computer-oriented value-added resellers and independent telephone equipment resellers. There is intense competition for the attention of these resellers from our competitors and from providers of other products distributed through these channels. Many of these resellers do not have the financial resources to withstand a downturn in their businesses. We may not be able to maintain or expand our network of resellers in the future. Moreover, our resellers may not maintain or expand their present level of efforts to sell our products. If we lose a major dealer or reseller, or if our dealers and resellers lose interest in selling our products, our business, results of operations and financial condition may be adversely affected.

Failure to establish and maintain strategic relationships could limit our ability to maintain or increase sales.

Creating and maintaining strategic relationships is important to our success because these relationships enable us to market and distribute our products to a larger customer base than we could otherwise reach through our direct marketing efforts. We currently have strategic relationships with Ericsson, IBM (Lotus), Verizon, Xerox Corporation, Cisco Systems and others. However, we may not be successful in creating new strategic relationships on acceptable terms, if at all. Moreover, although we view our strategic relationships as an important factor in the successful commercialization of our products and services, our current strategic partners may not view their relationships with us as significant for their own businesses and any one of them could reassess their commitment to us in the future. Further, our strategic relationships are generally non-exclusive, which means our strategic partners may develop relationships with some of our competitors. Failure of one or more of our strategic partners to successfully develop and sustain a market for our services, or the termination of one or more of our strategic relationships, could adversely affect our ability to maintain or increase sales.

Additionally, our strategic partners from time to time require us to customize our products and/or develop further enhancements or capabilities. If we are unable to meet these requests in a timely manner, our relationships with our partners and operating results could be negatively impacted.

Our market is highly competitive.

The business communications market is highly competitive. We may not have the financial resources, marketing, distribution and service capability, and depth of key personnel or technological knowledge to continue to compete successfully in each of our markets.

We believe the main competitive factors affecting our business are breadth and quality of application software, product integration, ability to respond to technological change, quality of our sales force, price, size of the installed base, level of customer support and professional services.

In the market for LAN-based fax systems, our principal competitors are Esker, S.A., ACCPAC International, Inc., TOPCALL International AG, Omtool, Ltd., Optus Software, Inc., and Biscom, Inc. Our fax server products also compete with vendors offering a range of alternative fax solutions, including operating systems containing fax and document transmission features, low-end fax modem products, desktop fax software, single-platform fax software products and customized proprietary software solutions. In the market for production fax systems, our principal competitors are Biscom, Inc., Esker, S.A. and Topcall International AG. In the e-document delivery services market, the Company’s services segment, principal competitors are the Xpedite division of PTEK Holdings, telecommunications companies who provide fax services and other regionally-based specialty providers. Competitors to our mobility offerings include companies such as Research In Motion Limited, Microsoft Corporation (Mobile Information Server-MIS), IBM Corporation (International Business Machine’s Lotus Domino Everyplace), Aether Systems, Inc., Wireless Knowledge, Fenestrae BV, Mobeon AB, and Openwave Systems, Inc.

In the telephony-oriented market for messaging systems, our principal competitors include Avaya, Inc., Cisco Systems, Inc., Mitel Corporation, NEC America, Inc., Nortel Networks Corporation, Siemens and Callware Technologies, Inc. In addition, there are independent suppliers of computer-telephony solutions such as Cycos AG and Callware Technologies, Inc. Those manufacturers offer integrated voice-messaging systems and unified messaging systems of their own design or under various OEM agreements.

Further acceptance of open systems architectures and the development of industry standards in the call processing market may eliminate some of the technical barriers to entry, allowing additional competitors to enter the market. Many of our existing competitors have larger customer and installed bases and substantially greater technical, financial and marketing resources than the Company. In addition, some of our competitors have a marketing advantage because they can sell their call processing equipment or fax solutions as part of their broader product offerings. We believe our business has been, and may continue to be, adversely affected by the introduction of next-generation IP-PBX switches as potential customers delay purchasing decisions as they evaluate these new product offerings. We expect our competitors will continue to offer improved product technologies and capabilities. The availability of these products could cause sales of our existing products to decline. For these reasons, we may be unable to compete successfully against our current and future competitors.

Technology and customer demands change rapidly in our industry.

In our industry, technology and customer demands change rapidly, and the Company and its competitors frequently introduce new products and features. To succeed, we must identify, develop and market new products, features and services that achieve broad market acceptance by satisfying those changing customer needs and keeping pace with those technological developments. To do this, we must spend substantial funds on product development. We regularly devote significant resources to technologies that we anticipate will be widely adopted. The market for unified messaging software has not developed at the rate forecasted by many industry analysts. The market for mobile business solutions is relatively new and has, to date, not developed at the rate originally anticipated. To be successful, we must, among other things, develop and market products and services that achieve broad market acceptance. We may not be able to develop new products or product enhancements on a timely basis. Even if we do, the market may not accept the new products, product enhancements, or hosted services that we develop and accordingly, the results of our operations may be adversely affected.

We face risks from expansion of our international operations.

Maintaining or growing our revenue depends, in part, on continued expansion of our international product sales. We have focused significant management attention and financial resources on our international operations. Significant portions of our revenues are subject to the risks associated with international sales, which include

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

In addition, the laws of some foreign countries are uncertain or do not protect intellectual property rights to the same extent as the U.S. Moreover, we could be sued for patent infringement or other intellectual property violations in a foreign country where it could be very costly to defend such a lawsuit.

Currently, substantially all of our sales are denominated in U.S. dollars. We do price our international sales to the United Kingdom and to participating European Community countries in U.K. Pounds and the Euro, respectively. Increases in the value of the dollar against any local currencies could cause our products to become relatively more expensive to customers in a particular country or region, leading to reduced sales or profitability in that country or region. As we continue to expand our international operations, we expect our non-U.S.-dollar-denominated sales and our exposure to gains and losses on international currency transactions to increase. We do not currently engage in transactions to hedge against the risk of currency fluctuations, but we may do so in the future.

Our expanded business strategy to focus on the mobile business solutions market, which is an unproven market, may not be successful.

In March 2001, we announced that we were expanding our business strategy to focus on the mobile business solutions market, which we believed to be a potential higher-growth opportunity. We continue to believe that this market is likely to develop over time, but it has been slower to develop than we anticipated. Certain early entrants to this market have not achieved their publicly forecasted financial results. While we will continue to invest in this strategy, we have slowed our investment rate and intend to invest cautiously until the market develops. There can be no assurance that we will realize a return on our past or future investment in this unproven mobile business solutions market.

In the future, if the market for mobile business solutions develops, competing in this market would likely require an increase in our development and marketing efforts disproportionate to potential revenue streams. Accordingly, the results of our operations may be negatively impacted. Moreover, future focus on this strategy could disrupt our other operations and distract management, which could have a material adverse affect on our operating results. We cannot guarantee that the demand for mobile business solutions will develop in the future, that new technologies will not cause the market to evolve in a manner different from what we expect or that we will be able to obtain a leadership position if this market opportunity develops.

Our average sales prices may decline for some of our products and hosted services.

If the average sales prices of our more significant product lines fall, our overall gross margins will likely fall. To offset and forestall potential declines in average sales prices, we must continue to develop product enhancements and new products with advanced features that are likely to generate higher-margin incremental revenue. If we are unable to do so in a timely manner, or if our products do not achieve significant customer acceptance, our business, results of operations and financial condition may suffer.

Additionally, we have experienced, as have others in the broadcast fax and permission e-mail markets, pricing pressure for our services. To compensate for potential declines in average pricing, we must continue to develop additional value added services and seek reductions in our costs from various third party access providers.

The integration of recent and any future acquisitions may be difficult and disruptive.

We frequently evaluate potential acquisitions of products, technologies and businesses. Since January 1997, we have completed five strategic acquisitions, including the January 2001 acquisition of Infinite Technologies. Our recent and any future acquisitions may direct management’s attention away from the day-to-day operations of our business and may pose numerous other risks. For instance, we may not be able to successfully integrate any technologies, products, personnel or operations of companies that we may acquire.

In making acquisitions, we may need to make dilutive issuances of our equity securities, incur debt, write-off purchased in-process research and development, and amortize expenses related to other intangible assets.

The discontinuance or divestiture of any of our product lines or operating units may be necessary and could be disruptive.

The Company believes that to maximize profitability and shareholder return, it must place a greater emphasis on focusing its resources on strategic products and services. The Company regularly evaluates its product lines and operating units not only for their contribution to current results, but also for their potential for benefiting the Company long-term. Based upon the results of such evaluations, the Company may discontinue, divest or take other actions to improve the performance of product lines and/or operating units. The discontinuance or divestiture of a product line, or operating unit, could cause disruption in our operations and may be distracting to management or our workforce in general. Although any such actions would be designed to improve our long-term results of operations, our near term results could suffer. In addition, there can be no assurance that we would realize the benefits of any such disposition or divestiture.

We may be unable to adequately protect our proprietary rights.

To succeed, we must adequately protect our proprietary technology. We rely on a combination of patents, copyrights, trademarks and trade secret laws, nondisclosure and other agreements, and technical measures to protect our proprietary technology, but those measures may be insufficient. We have seven patents, but our competitors may challenge or circumvent the claims in our patents. Our current patents, or any future patents, may never provide us with any competitive advantages. Other measures that we take to protect our proprietary technology may not prevent or deter misappropriation of our technology or the development of technologies with similar characteristics. Moreover, our use of open systems architecture in the design of our products may make it easier for competitors to misappropriate or replicate our designs and developments.

Other companies may claim that we infringe their intellectual property or proprietary rights, which could cause us to incur significant expenses or be prevented from selling our products.

Our success depends on our ability to operate without infringing the patents and proprietary rights of third parties. Product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. Historically, competitors in the computer-telephony software industry have filed numerous allegations of patent infringement, resulting in considerable litigation. We have received claims of patent infringement from several third parties and will probably receive additional claims in the future. Any litigation, regardless of our success, would probably be costly and require significant time and attention of our key management and technical personnel. Litigation could also force us to

•	stop or delay selling, or using, products that use the challenged intellectual property;

•	pay damages for infringement;

•	obtain licenses, which may be unavailable on acceptable terms; or

•	redesign products or services that use the infringing technology.

We may not be able to hire and retain highly skilled employees, which could affect our ability to compete effectively.

To succeed, we must attract and retain key personnel in engineering, research and development, marketing, sales, finance and administration. We also depend, to a significant degree, on the efforts of our senior management team. If we fail to recruit such personnel or lose the services of existing key personnel in any functional area, our current operations and new product development efforts could be adversely affected. Competition for skilled personnel is intense. Past reductions in force and any additional reductions in force we undertake may adversely impact employee morale and impair our ability to attract and retain highly qualified personnel. We do not maintain material key person life insurance.

We have moved our corporate headquarters and order fulfillment facilities, which could disrupt our operations and negatively impact our results.

The lease for our corporate headquarters and order fulfillment facilities in Kirkland, Washington, expired in January 2003. In February of 2003 we relocated our corporate headquarters and order fulfillment facilities to new facilities in Bellevue, Washington. A move of this magnitude can be challenging and, as a result, we may experience disruptions in our business that could negatively impact our results of operations immediately or in the future. Additionally, such a move may have delayed implications on our ability to retain members of our workforce.

Item 2.    PROPERTIES

The administrative, order fulfillment, engineering and marketing operations of the Company’s software products segment are located in offices in Bellevue, Washington, Tucson, Arizona, and Portland, Oregon. The lease expired on the Company’s former 70,000 square foot headquarters location in Kirkland, Washington in January of 2003. The Company relocated its corporate headquarters to new offices in Bellevue, Washington in February of 2003. The new location includes order fulfillment and consists of approximately 61,000 square feet of space under a lease that expires in February of 2008. The Company’s other software product locations are located in approximately 17,000 square feet of leased space in Tucson, Arizona, and approximately 19,500 square feet of leased space in Portland, Oregon. The Company’s MediaLinq Services headquarters are located in approximately 15,300 square feet of leased space in San Francisco, California. MediaLinq has additional office locations in Reston, VA, New York, NY, Chicago, IL and Newport Beach, CA.

The Company believes that these facilities are adequate to meet its current needs and that suitable additional or alternative space will be available, as needed, in the future on commercially reasonable terms.

Item 3.    LEGAL PROCEEDINGS

On September 25, 2002, Lan-Aces, Inc. filed a complaint in the District Court of Harris County, Texas against the Company seeking damages of $600,000 plus attorney’s fees for breach of contract. The Company removed the action to Federal Court in the Southern District of Texas on October 18, 2002. On January 23, 2003, Lan-Aces, Inc. filed an amended complaint adding unspecified statutory damages under the Copyright Act. The amended complaint alleges that the Company either breached an alleged agreement between the plaintiff and Infinite Technologies, Inc., or infringed plaintiff’s copyright, with respect to software incorporated in the “MailandNews.com” website, a free Internet service acquired as part of the Infinite Technologies acquisition and subsequently transferred to an unrelated third party. Although we do not believe the ultimate outcome of this proceeding will have a material adverse effect on our results of operations or cash flows, there can be no assurance in this regard.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company’s common stock is traded on The Nasdaq National Market under the symbol “CAPA.” As of December 31, 2002, there were approximately 161 shareholders of record of the Company’s common stock. The following table sets forth the high and low prices for the Common Stock for the periods indicated. In determining the high and low prices for the periods indicated, the Company used the high and low sales prices as reported on The Nasdaq National Market.

Quarterly Common Stock Price Ranges

	2002		2001
Quarter	High	Low	High	Low
1st	$3.98	$2.61	$8.50	$2.63
2nd	3.75	2.72	3.35	1.75
3rd	3.09	2.10	2.70	1.70
4th	2.59	1.50	3.95	1.70

Dividends

The Company has not paid any cash dividends on its common stock. The Company intends to retain any future earnings to fund the development and growth of its business, and therefore, does not currently anticipate paying any cash dividends in the foreseeable future. The Company’s line of credit precludes the payment of dividends without prior consent of the bank.

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA

As discussed in Note 19 to the Company’s consolidated financial statements, the Company’s 2001 financial statements have been restated. Selected financial data presented below give effect to the restatement.

	Year Ended December 31,
	1998	1999	2000	2001	2002
(in thousands, except per share data)				(as restated)
Consolidated Statement of Operations Data:
Net sales	$102,977	$130,224	$100,537	$92,087	$94,601
Cost of sales	37,282	44,958	33,407	35,153	35,608

Gross profit	65,695	85,266	67,130	56,934	58,993

Operating expenses:
Research and development	9,474	10,311	10,223	13,517	11,969
Selling, general and administrative	33,361	42,464	45,042	55,038	49,782
Amortization of intangibles	1,674	1,818	1,726	5,161	1,202
Impairment of intangibles	—	—	—	—	5,529
Acquisition and related charges	—	2,388	—	1,900	—
Restructuring charges	—	867	—	1,042	2,119
Stock compensation expense (benefit)	—	—	—	1,399	(1,151)
Other charges	287	—	—	—	875

Total operating expenses	44,796	57,848	56,991	78,057	70,325

Operating income (loss)	20,899	27,418	10,139	(21,123)	(11,332)
Other income, net(1)	1,258	1,993	5,643	3,251	2,246

Income (loss) before income tax expense (benefit) and cumulative effect of change in accounting principle	22,157	29,411	15,782	(17,872)	(9,086)
Income tax expense (benefit)	8,078	11,556	5,086	(5,916)	(4,377)

Income (loss) before cumulative effect of change in accounting principle	14,079	17,855	10,696	(11,956)	(4,709)
Cumulative effect of change in accounting principle(2)	—	—	—	—	(2,695)

Net income (loss)	$14,079	$17,855	$10,696	$(11,956)	$(7,404)

Diluted earnings (loss) per common share(3)	$0.47	$0.56	$0.33	$(0.37)	$(0.23)
Weighted average common and potentially issuable common shares outstanding(3)	30,016	31,856	32,297	32,020	31,780

	December 31,
	1998	1999	2000	2001	2002
(in thousands)				(as restated)
Consolidated Balance Sheet Data:
Cash, cash equivalents and total investments	$42,691	$75,018	$88,423	$77,680	$73,089
Working capital, including long-term investments available for sale	54,249	86,225	98,317	84,031	76,704
Total assets	85,648	121,709	130,244	137,838	121,277
Total shareholders’ equity	71,086	102,205	113,001	111,116	98,301

(1)	In the first quarter 2000 a gain of $1,784,000 was realized from the sale of an equity investment in a competitor.
(2)	Relates to the adoption of SFAS No.142 described in Note 5 to the consolidated financial statements.
(3)	Computed on the basis described in Note 1 to the consolidated financial statements.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed in Note 19 to the Company’s consolidated financial statements, the Company’s 2001 financial statements have been restated. Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below gives effect to the restatement.

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements. These statements relate to future events or the Company’s future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms or other terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in the “Factors That May Affect Our Business, Future Operating Results, Financial Condition and Market Price of Our Stock” section included elsewhere in this report. These factors may cause the Company’s actual results to differ materially from any forward-looking statement. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

The Company is a leading provider of business communication software solutions for medium and large-sized enterprises, which the Company considers to be primarily enterprises with 250-5,000 employees. The Company provides flexible, cost-effective products for information delivery, unified communications, and mobile business solutions. These products address the electronic document (e-document) delivery, fax server, unified messaging, voice messaging, and mobile wireless markets and are distributed primarily through independent distributors and value-added resellers worldwide. The Company’s products run on industry standard server hardware, support Windows-based operating systems, and interface with a wide variety of leading enterprise applications and telephony and computer equipment. The Company also offers an e-document delivery service, including both broadcast fax and permission-based e-mail services. These services are offered to customers primarily through a direct sales force.

The Company’s product lines include electronic document delivery and unified communications products, as well as, outsourced electronic document delivery services. The Company’s computer-oriented product lines target the fax server and production fax markets and focus on high-performance fax processing and unified messaging, as well as Internet, corporate intranet and phone-based information access. The Company’s telephony-oriented product lines serve the messaging markets and focus on voice and call processing, unified messaging, and personal and workgroup call management. E-document delivery services target the outsourced mass fax and permission e-mail markets for time-critical business-to-business (B2B) communications. These services include high-volume, instantaneous IP fax and e-mail broadcast and merge offerings, fax reply and fax-on-demand applications as well as industry-specific services and custom workflow solutions for unique customer requirements.

The Company sells its products primarily through an indirect channel of resellers and distributors, as well as through direct sales, OEM and private label agreements. The Company’s data oriented enhanced fax products include RightFax and RightFax Enterprise, the Company’s LAN-based fax server lines for Windows based operating systems, and the RightFax Production System, a high-volume production-oriented server that enables fax and other forms of electronic transmission for electronic commerce applications. The Company’s telephony-oriented products include: CallXpress, and CallXpress Enterprise, a multi-application, high capacity voice and unified messaging platform and PhoneXpress, a full-featured advanced messaging system for small to medium-sized enterprises. The Company’s e-document delivery services, branded under the name MediaLinq, offer high-volume, simultaneous delivery of fax and e-mail documents via the Web, from desktop software or a fax machine.

On March 15, 2001, the Company announced a new business strategy based on the Mobile Business Solutions market. The launching of this new strategy resulted in an increase in operating expenses in 2001 over levels historically experienced by the Company. In 2002, it became apparent that the Mobile Business Solutions market was not developing at the pace originally anticipated. Accordingly, the Company reduced its spending in this area. The Company intends to invest cautiously in this area until such time as management believes market adoption for such products is likely to increase to the level necessary for the Company to experience a profitable contribution.

Critical Accounting Policies

The discussion in this Form 10-K, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies.

The Securities and Exchange Commission has defined a company’s most critical accounting policies as the policies that are the most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. On an ongoing basis, we evaluate the estimates used, including those related to impairment of goodwill and other intangible assets, useful lives of intangible assets, inventory valuation allowances, revenue recognition, the estimated allowance for sales returns and doubtful accounts, and restructuring related liabilities. We base our estimates on historical experience, current conditions, and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of our consolidated financial statements. We also follow other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information see Note 1 to the Company’s consolidated financial statements included in this report.

Our most critical accounting policies relate to the following areas:

•	Revenue recognition;

•	Allowances for returns, warranty obligations and doubtful accounts;

•	Valuation of inventory at lower of cost or market value;

•	Valuation of long-lived and intangible assets and goodwill; and

•	Contingencies.

Revenue recognition.    Our revenue recognition policies follow the guidelines of the American Institute of Certified Public Accountants Statement of Position No. 97-2, Software Revenue Recognition, as amended. These guidelines require that (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. Revenue from product sales to resellers are generally recognized when related products are shipped, provided fees are fixed and determinable and collection is deemed probable. In instances where the Company has an installation obligation, revenue is recognized when product installation is complete. Costs related to insignificant customer support obligations, which include telephone support, are accrued at the time the related revenue is recorded, as are estimated returns. Revenue from software maintenance agreements are recognized over the contract periods, generally one-year, on a straight-line basis. Revenues from document delivery services are recognized when services are provided. Revenue related to the Company’s OEM agreement with Cisco Systems is generally recorded as cash payments are received. However, if payments are received ahead of schedule, a portion would be deferred to future support periods.

Allowances for returns, warranty obligations and doubtful accounts.    Management must make estimates of potential future product returns and related warranty obligations related to current period revenue. Management analyzes historical returns and warranty claims, current economic trends, changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances in any accounting period.

The allowance for doubtful accounts is a management estimate that considers facts and circumstances of individual customers, distributors, partners, and other debtors, such as financial condition and historical payment trends. We evaluate the adequacy of the allowance utilizing a combination of specific identification of potentially problematic accounts and identification of accounts that have exceeded payment terms.

Valuation of inventory at lower of cost or market value.    Due to rapid changes in technology, it is possible that older products in inventory may become obsolete or the Company may sell these products below cost. When the Company determines that the carrying value of inventories is not recoverable, inventories are written down to market value. If actual market conditions are less favorable than those projected by management, inventory write-downs may be required.

Valuation of long-lived and intangible assets and goodwill.    Management periodically evaluates the recoverability of its long-lived assets following the guidance of Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. When doing so, management is required to estimate undiscounted cash flows to assess the recoverability of those assets. There is a risk that actual cash flow will be less than projected cash flow, particularly related to its mobile delivery products, which compete in an emerging market. Future adverse changes in market conditions or poor operating results could result in losses or an inability to recover the carrying value of the asset that may not be reflected in an asset’s current carrying value, thereby possibly requiring an impairment charge in the future.

SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

Contingencies.    The Company is periodically involved in litigation or claims, including patent infringements claims, in the normal course of its business. Management follows the provisions of SFAS No. 5, Accounting for Contingencies to record litigation or claim-related expenses. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. The Company accrues for settlements when the outcome is probable and the amount or range of the settlement can be reasonably estimated. In addition to management’s judgments and use of estimates, there are inherent uncertainties surrounding litigation and claims, which could result in actual settlement amounts that differ materially from estimates. Legal costs are expensed as incurred.

Consolidated Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Company’s consolidated statements of income.

	Year Ended December 31,
	2000	2001	2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	33.2	38.2	37.6

Gross profit	66.8	61.8	62.4

Operating expenses:
Research and development	10.2	14.7	12.7
Selling, general and administrative	44.8	59.8	52.6
Amortization of intangibles.	1.7	5.6	1.3
Impairment of intangibles.	—	—	5.8
Acquisition and related charges	—	2.0	—
Restructuring charges.	—	1.1	2.2
Stock compensation expense (benefit)	—	1.5	(1.2)
Other charges	—	—	1.0

Total operating expenses	56.7	84.7	74.4

Operating income (loss)	10.1	(22.9)	(12.0)
Other income, net	5.6	3.5	2.4

Income before income tax expense (benefit)	15.7	(19.4)	(9.6)
Income tax expense (benefit)	5.1	(6.4)	(4.6)

Income (loss) before cumulative effect of change in accounting principle	10.6	(13.0)	(5.0)
Cumulative effect of change in accounting principle	—	—	(2.8)

Net income (loss)	10.6%	(13.0)%	(7.8)%

Net Sales and Gross Margin

	2000	% of total net sales	Change from 2000	2001	% of total net sales	Change from 2001	2002	% of total net sales
	(in thousands)
Net Sales:
E-document products	$50,835	50.6%	$273	$51,108	55.5%	$2,567	$53,675	56.7%
Other software products	24,754	24.6%	(6,541)	18,213	19.8%	(632)	17,581	18.6%

Total software products	75,589	75.2%	(6,268)	69,321	75.3%	1,935	71,256	75.3%
E-document services	24,948	24.8%	(2,182)	22,766	24.7%	579	23,345	24.7%

Total net sales	$100,537	100%	$(8,450)	$92,087	100%	$2,514	$94,601	100%

Gross Margin:
Software products	$51,617		$(8,362)	$43,255		$921	$44,176
E-document services	15,513		(1,834)	13,679		1,138	14,817

Total gross margin	$67,130	66.8%	$(10,196)	$56,934	61.8%	$2,059	$58,993	62.4%

The Company derives net sales primarily from initial sales of software and licenses, e-document delivery services as well as follow-on sales of add-on software modules and product upgrades. Sales to resellers, distributors and end-users are recognized when the products are shipped unless the sale includes acceptance provisions. Sales of fully integrated systems are no longer significant. The Company continues to distribute both fax and voice circuit boards with a significant number of its software product sales for which the Company receives a margin significantly less than the margin on its software products. The sales mix among the Company’s product categories and the circuit board content of its product sales affect both net sales and gross margin. Additionally, the Company receives maintenance fees for providing technical support and/or product upgrades. The Company recognizes maintenance revenue ratably over the life of the maintenance contract.

Net Sales

Years ended December 31, 2002 and 2001.    The increase in E-document product sales, which is comprised of the RightFax product line, was driven by an increase in maintenance revenue as the Company continued to expand its installed base of customers partially offset by a decrease in sales of software and distributed circuit boards. Other software products include sales of messaging and mobility products, as well as revenue from the Company’s OEM agreement with Cisco Systems, which became effective in 2002. Exclusive of the $3.3 million of 2002 revenue from the Cisco agreement, the remainder of other software products declined 21.6% in 2002 when compared to 2001. The Company believes the continued low levels of telephony equipment spending and generally overall tight economic conditions contributed to this decline. Net sales of mobile delivery products were not significant in either 2002 or 2001 and the Company does not anticipate a substantive increase in 2003. The Company believes that growth in net sales of the Company’s messaging products depends on the level of sales in the telephone switch marketplace. RightFax product revenues continue to approximate recent historical levels and the Company expects such trends to continue in 2003. The Company believes that overall economic conditions and other worldwide factors will continue to impact the Company in 2003.

Revenue from the Cisco agreement is currently anticipated to be approximately $5 million in 2003. However, such anticipated revenue depends on the receipt of future payments from Cisco. The timing and amount of these payments are subject to a number of conditions, some of which are beyond the control of the Company and there can be no assurance that any additional payments will be made. In particular, future payments depend on Cisco’s ability to successfully implement the technology. In addition, under certain conditions Cisco may accelerate the payments at a discounted rate or terminate the license and make no further payments.

The services segment increase is reflective of the Company’s ability to increase volume combined with relatively stable pricing in the outsourced broadcast fax industry in 2002. There can be no assurances that recent relatively stable pricing trends will continue.

Years ended December 31, 2001 and 2000.    The increase in 2001 over 2000 in e-document products was driven by increases in maintenance revenue. The Company believes that the tightening of information technology spending and softness in the telephone equipment marketplace that began in 2000, but intensified in the Company’s markets in 2001, were the primary contributors to this decline in sales. The Company believes the decline from 2001 over 2000 in the Company’s service segment reflects industry wide pricing pressure that was experienced in the outsourced broadcast fax market during this time period.

International sales were 18.8%, 20.0% and 18.2% of total net sales for 2000, 2001, and 2002, respectively. The decrease in 2002 was primarily driven by decreases in sales in the United Kingdom, which the Company believes were reflective of the economic conditions in that region.

Gross Profit

Years ended December 31, 2002 and 2001.    In 2002, gross profit increased from $56.9 million to $59.0 million; however, gross profit was negatively impacted by write-downs of inventory that resulted from excess inventory brought on by earlier than expected adoption of newer voice and fax board versions. The Company currently expects gross margin, as a percentage, to continue in the low to mid sixties, which is in line with current trends. Realization of revenue from the Cisco OEM agreement has a material impact on the Company’s margin percentage as this revenue carries a significantly higher margin than normal product sales.

Years ended December 31, 2001 and 2000.    The decrease in gross profit reflects the effects of the fixed portion of technical support and production costs on lower sales volumes and the impact of technology changes on our inventory.

Research and Development

	2000	Change from 2000	2001	Change from 2001	2002
	(in thousands)
Research and development	$10,223	$3,294	$13,517	$(1,548)	$11,969

Years ended December 31, 2002 and 2001.    The decrease in research and development expenses in 2002 over 2001 is reflective of the Company’s efforts to control costs and reduce investment in its mobile business solutions offerings and the reversal of a $700,000 related to the settlement of a prior year accrual associated with an earn out provision from the Infinite Technologies acquisition. In 2002 it became apparent that the mobile business solutions market was not developing at the pace originally anticipated. Accordingly, the Company reduced its spending in this area. The Company intends to invest cautiously in this area until such time as management believes market adoption for such products is likely to increase to the level necessary for the Company to experience a profitable contribution.

Years ended December 31, 2001 and 2000.    The increase in research and development expenses in 2001 over 2000 reflects the Company’s investment in new product offerings, including Infinite Mobile Delivery and new versions of CallXpress and RightFax.

Selling, General and Administrative

	2000	Change from 2000	2001	Change from 2001	2002
	(in thousands)
Selling, general and administrative	$45,042	$9,996	$55,038	$(5,256)	$49,782

Years ended December 31, 2002 and 2001.    Significant additional selling, general and administrative costs were incurred in 2001 as a result of the launch of the Company’s mobility initiative, significant corporate branding efforts and additional headcount resulting from the acquisition of Infinite Technologies. The reduction in 2002 reflects the Company’s initiative to control costs driven primarily by a significant reduction in headcount.

Years ended December 31, 2001 and 2000.    Selling, general and administrative expenses increased in 2001 over 2000 due in part to the marketing expenditures related to our corporate branding initiative coinciding with the Company’s name change to Captaris, added headcount resulting from our acquisition of Infinite Technologies and increased international expansion.

Restructuring, Acquisition and Other Charges

In October 2002, the Company announced to its employees a voluntary layoff program, which subsequently resulted in a reduction of approximately 40 employees or 9% of its workforce, primarily in its software products segment, and recorded a charge of $670,000. Such costs are reflected in the various operating expense line items corresponding to the function of the employee affected. Approximately $561,000 of the total charge will be paid in 2003.

In January 2002, the Company announced a reduction of its workforce, affecting approximately 90 employees, or 18% of the total Company workforce. This reduction in force, primarily affecting the software products segment, resulted in the recognition of a restructuring charge of $2.1 million related to severance, impairment of certain assets and non-cancelable lease obligations. All costs associated with this reduction in force were paid as of December 31, 2002.

In the first quarter of 2001, the Company recorded a charge of $1.9 million for acquired in-process research and development related to the acquisition of Infinite Technologies in January. Also during the first quarter of 2001, the Company recorded a restructuring charge of $1.0 million related primarily to the consolidation of the Tucson and Kirkland operations, which amount was fully paid by the end of 2001.

In April 2002, the Company entered into a nonexclusive license agreement with AudioFAX IP LLC, settling a patent infringement suit filed by AudioFAX on November 30, 2001. The Company paid a one-time fee to license the technology until the patents expire in 2008 and 2011. In the first quarter of 2002, the Company recorded a charge of $875,000, included in other charges, reflecting management’s assessment of the fair value of the portion of the license fee that relates to prior years. The balance of the license fee, the amount of which is confidential, was capitalized and is being amortized over the remaining life of the licensor’s patents. The related amortization is not expected to be material to the Company’s future results of operations.

Stock-Based Compensation

During the second quarter of 2001, the Company offered a limited non-compulsory exchange of employee stock options on a less than one-for-one basis. The exchange (which closed on July 10, 2001) resulted in the voluntary cancellation of employee stock options to purchase 3,125,620 shares of our common stock with varying exercise prices greater than $10.00 per share in exchange for 1,298,284 employee stock options with an exercise price of $2.11. The option exchange offer resulted in variable accounting treatment for a total of 1,951,307 options, representing the 1,298,284 new options granted in the exchange as well as all employee options modified during the year. Variable accounting treatment will result in charges or credits, recorded to “Stock-based compensation”, dependent on fluctuations in quoted prices for the Company’s common stock. At December 31, 2002 and 2001 the Company had 1,317,631 and 1,959,961 options to purchase common shares subject to variable accounting. The Company recorded a benefit of $1,151,000 and a charge of $1,399,000 for 2002 and 2001, respectively.

Other Income, Net

For the years ended December 31, 2000, 2001 and 2002, other income decreased from $5.6 million in 2000 to $3.2 million in 2001 and to $2.2 in 2002. Included in other income for 2000 was a gain of $1.8 million relating to the sale of an equity investment in a competitor. The decline in other income reflects the reduced rate of return on the Company’s investment portfolio driven by reduced rates of interest during these time periods.

Income Tax Expense

The effective income tax rates in 2000, 2001 and 2002 were 32.2%, (33.1)%, and (48.2%) respectively. The Company recognized an income tax benefit of $4.3 million in 2002, $5.9 million in 2001 and expense of $5.1 million in 2000. See Note 15 to the consolidated financial statements.

Cumulative Change in Accounting Principle and Impairment Charge

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangibles Assets, which eliminates the amortization of goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with finite lives, and addresses impairment testing and recognition for goodwill and intangible assets. The company evaluated its other intangible assets, including core technology, customer lists, and other and determined that these assets have finite lives. These are classified on the company’s consolidated balance sheets as intangibles and other assets, net.

Management determined upon adoption of SFAS No. 142 that the Company had three reporting units: E-document services and two reportable units within the products segment (mobile delivery and the combination of fax and messaging products). After completion of an independent valuation, management determined that goodwill associated with the mobile delivery reporting unit was impaired. Accordingly, a non-cash charge of $2.7 million was recorded as a cumulative effect of change in accounting principle effective January 1, 2002. See Note 5 to the consolidated financial statements.

In the second quarter of 2002, as a result of the goodwill impairment recorded pursuant to the adoption of SFAS No. 142, the Company also engaged its independent appraisers to evaluate potential impairment of identified intangible assets in accordance with SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, which the company adopted effective January 1, 2002. The Company’s appraisers completed an impairment assessment and, utilizing this analysis, management determined that certain intangible assets acquired from the Infinite Technologies purchase in January 2001 were impaired and accordingly recorded a charge of $5.5 million.

Liquidity and Capital Resources

Cash and cash equivalents and investments decreased $4.6 million to $73.1 million at December 31, 2002 from $77.7 million at December 31, 2001, and decreased $10.7 million in 2001 from $88.4 million at December 31, 2000. The decrease in 2002 was primarily driven by the repurchase of $3.4 million worth of the Company’s stock under the Company’s ongoing stock repurchase program. The decrease in 2001 was directly attributable to the cash expended in the acquisition of Infinite Technologies in January 2001, and the expenditure of $1.2 million to repurchase the Company’s common stock. Cash flow generated from operating activities was $5.4 million, $4.5 million, and $21.1 million in the years ended December 31, 2002, 2001 and 2000, respectively.

On January 3, 2001, the Company acquired all of the outstanding stock of Infinite Technologies, a privately held global supplier of wireless applications and wireless infrastructure solutions for a total consideration of up to $24,083,000. At closing, the Company paid approximately $9.1 million in cash and issued 1,631,600 shares of the Company’s common stock valued at $8,058,000. At the time of closing the Company was obligated to pay approximately $2,900,000 in a combination of cash and the Company’s common stock over the next three years; this obligation was recorded at the time of closing as a note payable of $1,351,000, net of imputed interest, and stock to be issued totaling $1,482,000. Additionally, the Company could have paid up to an additional $3,900,000, to the founder of Infinite who became an employee of the Company, in a combination of cash and the Company’s common stock under an earn-out arrangement over a period of three years from the date of closing which the Company would have expensed as compensation. The Company accounted for the business combination as a purchase. In connection with the acquisition, the Company recorded a one-time charge in the first quarter of 2001 related to purchased in-process research and development in the amount of $1.9 million. In April 2002, the employee resigned and signed a separation agreement under which the Company paid approximately $1.5 million in cash in full satisfaction of all outstanding payments due under the agreement. The remainder of the $2.9 million was recorded as a reduction of goodwill. The Company also recorded the reversal of the prior year accrual associated with the employee’s performance incentive arrangement of approximately $700,000, which has been recorded as a reduction of research and development expenses.

In August 2000, the Board of Directors approved a plan to repurchase up to $15 million of the Company’s common stock. The Company repurchased $210,000, $1.2 million and $3.4 million in 2000, 2001 and 2002, respectively, pursuant to this plan. The Company may repurchase shares in the future subject to open trading windows, overall market conditions, stock prices, and the Company’s cash position and requirements going forward.

In August 2002, the Company acquired the distribution activities, assets and fifteen employees of its long-time distributor in The Netherlands, OfficeCom B.V. The Company paid $416,000 in cash, assumed net liabilities of $146,000 and recorded goodwill of $562,000.

In connection with a real property lease for the Company’s headquarters in Bellevue, Washington, a certificate of deposit in the amount of $1 million dollars was issued as collateral and is classified as restricted cash.

The Company expects that its current cash, cash flow from operations and available bank line of credit, will provide sufficient working capital for operations for the foreseeable future.

Contractual Obligations and Commercial Commitments

The following table summarizes the Company’s contractual obligations as of December 31, 2002 and the effect such obligations are expected to have on liquidity in future periods:

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Operating Leases Obligations	$6,517	$1,970	$2,584	$1,072	$891
Co-op advertising	650	650	—	—	—

At December 31, 2002, the Company had a $4 million unsecured revolving line of credit, $2 million for unsecured borrowings and $2 million dollars reserved for letters of credit. As of December 31, 2002, the Company utilized $1 million of its letter of credit capacity in conjunction with its corporate headquarters lease. The Company has placed $1 million in a restricted certificate of deposit with the bank that supports the letter of credit. The Company did not borrow under its line of credit during the years ended December 31, 2001 and 2002. The line expires in August 2004, and contains certain financial covenants and restrictions as to various matters, including restrictions on the Company’s ability to pay cash dividends without the bank’s prior approval. Borrowings under the line of credit bear interest at the bank’s prime rate or, at the Company’s option, its interbank offering rate plus 1.50%.

Other Related Party Transactions

Non-officer employee loans were made under a program to allow non-officer employees to purchase the Company’s common stock in the open market in 2000. The unsecured notes bear interest at the lowest rate allowed by the Internal Revenue Service and are currently due at the earliest of employee termination, sale of the stock or December 31, 2003. Notes receivable from non-officer employees were $218,000 and $822,000 as of December 31, 2002 and 2001, respectively. During 2002, the Company wrote down the value of these receivables approximately $476,000 to reflect their expected net realizable value.

New Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction, which, among other technical changes, eliminates the classification of extinguishment of debt as an extraordinary item. This statement will be effective for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material effect on its financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 may have an impact on the timing of the recognition of costs associated with future restructuring activities, as compared to current financial accounting and reporting requirements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. The standard provides additional transition methods for entities adopting the provisions to expense the fair value of stock options under SFAS No. 123, Accounting for Stock-Based Compensation, and requires additional disclosure for entities that utilize SFAS No. 123 or Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (APB 25). The provisions of this standard are effective for fiscal years ending after December 15, 2002. As the Company is not adopting the fair value provisions of SFAS No. 123, the impact of SFAS No. 148 is enhanced disclosure regarding stock-based compensation.

In November 2002 the FASB issued Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. The disclosure provisions of FIN 45 are effective for financial statements of periods ending after December 15, 2002. The Company has adopted the disclosure provisions. Additionally, the recognition of a guarantor’s obligation should be applied on a prospective basis to guarantees issued after December 31, 2002. The Company does not believe that the recognition provisions of FIN 45 will have a material effect on its Consolidated Financial Statements.

In January 2003, the FASB issued Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company believes adoption of FIN 46 will not have a material impact on its financial statements as the Company has no such entities.

In October 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination, which gave clarifying guidance for determination of the separability from goodwill of certain customer relationships and the fair value thereof. This guidance is applicable for all business combinations consummated after October 25, 2002 and is not expected to have a material effect on the consolidated financial statements.

In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. This Issue addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. In applying this Issue, generally, separate contracts with the same customer that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single contractual arrangement. This Issue also addresses how contract consideration should be measured and allocated to the separate deliverables in the arrangement. This Issue is applicable to revenue arrangements entered into beginning in 2004. The Company is currently evaluating the provisions of EITF No. 00-21, but believes its adoption will not have a material impact on its financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates, each of which could adversely affect the value of the Company’s investments. The Company does not currently use derivative financial instruments.

The Company maintains an investment portfolio consisting primarily of investment grade interest bearing securities. These securities are classified as “available for sale” securities. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2002, the fair value of the portfolio would decline by an immaterial amount. Because the Company has the ability to hold its fixed income investments until maturity, it does not expect its operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on its securities portfolio.

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

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Captaris, Inc.

We have audited the accompanying consolidated balance sheets of Captaris, Inc. (a Washington corporation) and subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as of December 31, 2000 and for the year then ended, before the revisions, adjustments and inclusion of the disclosures discussed in Note 20 to the financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements on their report dated January 22, 2002. Those auditors also reported on such financial statements prior to the restatement referred to below.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2001 and 2002 consolidated financial statements present fairly, in all material respects, the financial position of Captaris, Inc. and subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the financial statements of Captaris, Inc. and subsidiaries as of December 31, 2000, and for the year then ended, were audited by other auditors who have ceased operations. As described in Note 20, those financial statements have been (a) revised to include additional disclosures of the components comprising net sales and cost of sales and amortization of intangibles, (b) revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), which was adopted by the Company as of January 1, 2002 and (c) revised to comply with the additional disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123, (SFAS No. 148) and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others which are effective for financial statements for fiscal years ending after December 15, 2002. Our audit procedures with respect to the additional disclosures in Note 20 included (1) comparing the previously reported net sales to previously issued financial statements, (2) comparing the cost of sales, amortization of intangibles and warranty activity to the Company’s underlying analyses obtained from management, and (3) testing the mathematical accuracy of the underlying analyses. Our audit procedures with respect to adoption of SFAS No. 142 included (1) comparing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill and intangible assets that are no longer being amortized to the Company’s underlying analysis obtained from management, and (2) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income and the related earnings-per-share amounts. Our audit procedures with respect to complying with SFAS No. 148, included (1) comparing the previously reported net income to the previously issued financial statements and the adjustments to report pro forma net income representing stock-based compensation and (2) testing the mathematical accuracy of the underlying analysis. In our opinion, such revisions have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2000 financial statements of the Company other than with respect to such revisions and, accordingly, we do not express an opinion or any form of assurance on the 2000 financial statements taken as a whole.

As discussed in Note 19, the accompanying 2001 consolidated financial statements have been restated. Additionally, as discussed in Note 1, the Company adopted Statement of Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

/S/ DELOITTE & TOUCHE LLP

Seattle, Washington

March 26, 2003

THIS REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY

ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN

REISSUED BY ARTHUR ANDERSEN LLP.

This is a copy of the audit report previously issued by Arthur Andersen LLP (“Andersen”) in connection with the Company’s filing on Form 10-K for the fiscal year ended December 31, 2001 (the “Andersen Report”). Andersen has not reissued their Report in connection with this filing on Form 10-K nor has Andersen provided a consent to the inclusion of its report in this Form 10-K. For further discussion, see Exhibit 23.2 to this Form 10-K. As described in Note 19 to the accompanying financial statements, the consolidated financial statements of Captaris, Inc. and its subsidiaries to which the Andersen Report relates for the year ended December 31, 2001 have been restated.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Captaris, Inc.:

We have audited the accompanying consolidated balance sheets of Captaris, Inc. (a Washington corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/S/ ARTHUR ANDERSEN LLP

Seattle, Washington

January 22, 2002

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CAPTARIS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2001	2002
	(as restated, see Note 19)
ASSETS
Current assets:
Cash and cash equivalents	$19,654	$21,971
Short-term investments, available for sale	23,536	30,519
Accounts receivable, less allowance of $1,514 and $1,429	14,737	17,811
Inventories	4,033	2,928
Deferred and income tax receivable	7,880	4,308
Prepaid expenses and other	2,240	1,544

Total current assets	72,080	79,081
Long-term investments, available for sale	34,490	20,599
Equipment and leasehold improvements, net.	7,585	7,595
Goodwill, net	12,104	8,976
Intangible and other assets, net	8,810	2,480
Restricted cash	—	1,000
Deferred income taxes	2,769	1,546

Total assets	$137,838	$121,277

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,097	$7,204
Accrued compensation and benefits.	6,519	4,186
Deferred revenue	7,433	8,185
Other accrued liabilities	2,963	3,401
Current portion of note payable to related party.	527	—

Total current liabilities	22,539	22,976

Deferred income taxes	3,301	—
Note payable to related party, net of current portion	882	—

Total liabilities	26,722	22,976

Commitments and Contingencies (Notes 12 and 17)

Shareholders’ equity:
Preferred stock, par value $.01 per share, 2,000,000 shares authorized; none outstanding	—	—
Common stock, par value $.01 per share, 120,000,000 shares authorized; 31,746,067 and 30,217,955 outstanding, respectively	317	302
Additional paid-in capital	65,943	60,539
Retained earnings	44,552	37,148
Accumulated other comprehensive income.	304	312

Total shareholders’ equity	111,116	98,301

Total liabilities and shareholders equity	$137,838	$121,277

See the accompanying notes to these consolidated financial statements.

CAPTARIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2000	2001	2002
		(as restated, see Note 19)
Net sales:
Software products	$75,589	$69,321	$71,256
E-document services	24,948	22,766	23,345

Total net sales.	100,537	92,087	94,601
Cost of sales:
Software products	23,972	26,066	27,080
E-document services	9,435	9,087	8,528

Total cost of sales.	33,407	35,153	35,608

Gross profit	67,130	56,934	58,993

Operating expenses:
Research and development	10,223	13,517	11,969
Selling, general and administrative.	45,042	55,038	49,782
Amortization of intangibles.	1,726	5,161	1,202
Impairment of intangibles.	—	—	5,529
Acquisition and related charges.	—	1,900	—
Restructuring charges.	—	1,042	2,119
Stock compensation expense (benefit).	—	1,399	(1,151)
Other	—	—	875

Total operating expenses.	56,991	78,057	70,325

Operating income (loss)	10,139	(21,123)	(11,332)

Other income (expense):
Interest.	3,779	3,379	2,446
Other, net	1,864	(128)	(200)

Other income	5,643	3,251	2,246

Income (loss) before income tax expense (benefit) and cumulative effect of change in accounting principle.	15,782	(17,872)	(9,086)
Income tax expense (benefit).	5,086	(5,916)	(4,377)

Income (loss) before cumulative effect of change in accounting principle	10,696	(11,956)	(4,709)

Cumulative effect of change in accounting principle	—	—	(2,695)

Net income (loss).	$10,696	$(11,956)	$(7,404)

Basic earnings (loss) per common share prior to cumulative effect	$0.35	$(0.37)	$(0.15)
Cumulative effect of change in accounting principle	$—	$—	$(0.08)
Basic earnings (loss) per common share	$0.35	$(0.37)	$(0.23)
Weighted average common shares outstanding	30,898	32,020	31,780

Diluted earnings (loss) per common share prior to cumulative effect	$0.33	$(0.37)	$(0.15)

Cumulative effect of change in accounting principle	$—	$—	$(0.08)
Diluted earnings (loss) per common share	$0.33	$(0.37)	$(0.23)
Weighted average common and potentially issuable common shares outstanding	32,297	32,020	31,780

See the accompanying notes to these consolidated financial statements.

CAPTARIS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2000, 2001 and 2002

(in thousands, except share data)

	Common Shares	Stock Amount	Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity	Total Comprehensive Income
Balance at January 1, 2000.	30,637,054	$306	$55,505	$582	$45,812	$102,205	$—
Exercise of stock options	1,127,177	12	5,372	—	—	5,384	—
Tax benefit of stock options exercised	—	—	5,672	—	—	5,672	—
Unrealized loss on investments	—	—	—	(582)	—	(582)	(582)
Stock repurchase.	(1,097,912)	(11)	(10,363)	—	—	(10,374)	—
Net income.	—	—	—	—	10,696	10,696	10,696

Balance at December 31, 2000.	30,666,319	307	56,186	—	56,508	113,001	$10,114

Stock issued in acquisition	1,631,600	16	9,522	—	—	9,538
Stock compensation expense.	—	—	1,399	—	—	1,399
Unrealized gain on investments, net of tax (as restated, see Note 19)	—	—	—	361	—	361	361
Foreign currency translation adjustment (as restated, see Note 19).	—	—	—	(57)	—	(57)	(57)
Stock repurchase.	(551,852)	(6)	(1,164)	—	—	(1,170)
Net loss (as restated, see Note 19)	—	—	—	—	(11,956)	(11,956)	(11,956)

Balance at December 31, 2001 (as restated, see Note 19)	31,746,067	317	65,943	304	44,552	111,116	$11,652

Stock compensation expense (benefit).	—	—	(1,151)	—	—	(1,151)
Exercise of stock options	197,797	2	651	—	—	653
Infinite settlement	—	—	(1,482)	—	—	(1,482)
Foreign currency translation adjustment.	—	—	—	204	—	204	204
Unrealized loss on investments, net of tax	—	—	—	(196)	—	(196)	(196)
Stock repurchase.	(1,725,909)	(17)	(3,422)	—	—	(3,439)
Net loss	—	—	—	—	(7,404)	(7,404)	(7,404)

Balance at December 31, 2002	30,217,955	$302	$60,539	$312	$37,148	$98,301	$7,396

See the accompanying notes to these consolidated financial statements.

CAPTARIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2000	2001	2002
		(as restated, see Note 19)
Cash flows from operating activities:
Net income (loss)	$10,696	$(11,956)	$(7,404)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,945	9,089	5,118
Impairment of intangibles	—	—	5,529
Acquisition and related charges	—	1,900	—
Realized loss (gain) on investments, net	(1,784)	(26)	396
Stock compensation	—	1,399	(1,151)
Deferred income taxes	(1,115)	(4,436)	1,494
Cumulative effect of change in accounting principle	—	—	2,695
Stock option income tax benefit	5,672	—	—
Unrealized gain (loss) on investments, net of tax	—	361	(196)
Foreign currency translation adjustment	—	(57)	204
Changes in current assets and liabilities, net of business acquired:
Accounts receivable, net	4,293	1,470	(3,074)
Inventories	(930)	2,227	1,131
Prepaid expenses and other assets	218	651	(112)
Accounts payable	(518)	(383)	2,064
Accrued compensation and benefits.	(1,585)	2,932	(2,333)
Other accrued liabilities	1,166	1,368	1,085

Net cash provided by operating activities	21,058	4,539	5,446

Cash flows from investing activities:
Purchase of equipment and leasehold improvements.	(2,807)	(5,150)	(4,339)
Purchase of investments	(1,483)	(75,083)	(38,679)
Proceeds from sale of and principal paydowns on investments	2,101	68,890	45,587
Business acquired, net of cash	—	(9,116)	(456)
Intangibles purchased	(1,058)	—	—

Net cash used in investing activities	(3,247)	(20,459)	2,113

Cash flows from financing activities:
Proceeds from exercise of common stock options	5,384	—	653
Repurchase of common stock	(10,374)	(1,170)	(3,439)
Settlement of note payable	—	—	(1,456)
Restricted cash	—	—	(1,000)

Net cash used in financing activities	(4,990)	(1,170)	(5,242)

Net increase (decrease) in cash	12,821	(17,090)	2,317
Cash and cash equivalents at beginning of period	23,923	36,744	19,654

Cash and cash equivalents at end of period	$36,744	$19,654	$21,971

See the accompanying notes to these consolidated financial statements.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2000, 2001 (as restated) and 2002

1.    Summary of Significant Accounting Policies

Accounting Principles

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the Company’s consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Business Combinations

For business combinations that have been accounted for under the purchase method of accounting, the Company includes the results of operations of the acquired business from the date of acquisition. Net assets of the companies acquired are recorded at their fair value at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired is included in goodwill in the accompanying consolidated balance sheets. In certain circumstances, the Company has pushed down the goodwill to the acquiring foreign subsidiary resulting in foreign currency exchange differences upon consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consists of cash equivalents that serve as collateral pursuant to a lease agreement.

Investments

The Company has classified its investments as “available for sale” and recorded them at market value. Investments with maturities of one year or less are classified as short-term. Investment purchases and sales are accounted for on a trade date basis and market value at period end is based on quoted market prices for each security. Realized gains and losses are determined on the specific identification method. Unrealized holding gains and losses, net of any tax effect, are recorded as a component of other comprehensive income. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income over the term of the investment. The Company’s investment policy only permits investment grade bonds, government agency issues, certain adjustable rate mortgages that are government backed, and money market funds. With the exception of the mortgages, the maximum maturity allowable is 36 months.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories consist primarily of fax and voice boards, which the company resells, as well as computer assemblies, components and related equipment. Inventories are stated at the lower of cost (first-in, first-out) or market (replacement cost). Due to rapid changes in technology, it is possible that older products in inventories may become obsolete or the Company may sell these products below cost. When the Company determines that the carrying value of inventory is not recoverable, the Company writes down inventories to market value.

Equipment and Leasehold Improvements

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets, ranging from three to seven years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the lease.

Long-lived assets

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, on January 1, 2002. Pursuant to SFAS No. 144, management tests long-lived assets to be held and used for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. See Note 6.

Co-op Advertising

The Company offers a cooperative advertising program to certain qualifying resellers. A liability is recorded for future co-op advertising claims based on the Company’s contractual obligation and is included in other accrued liabilities.

Fair value of financial instruments

Financial instruments consist primarily of cash and cash equivalents, investments, accounts and notes receivable, and accounts payable. The carrying amount of financial instruments on the consolidated balance sheets approximates the fair value of such instruments due to their liquidity.

Foreign Currency Translation

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses of the Company’s foreign operations are translated at average rates during the year. Translation adjustments are included in other comprehensive income (loss) net of the related tax effect. Gains and losses on foreign currency transactions are included in other expenses and historically have not been material.

Goodwill and Intangible Assets

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which states that goodwill and certain intangibles with indefinite lives will not be amortized into results of operations, but instead will be reviewed periodically for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles with indefinite lives is more than the fair values. The Company adopted SFAS 142 effective January 1, 2002.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation

The Company accounts for stock options under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized, as there is no difference between the exercise price and fair market value at the date of grant. Had compensation cost for stock option grants made in 2000, 2001 and 2002 been determined using the fair value method consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income (loss) and earnings (loss) per share would have been as shown in the following pro forma amounts:

		Year Ended December 31,
		2000	2001	2002
		(in thousands, except per share data)
Net Income (Loss):	As Reported	$10,696	$(11,956)	$(7,404)
	Fair value of Stock-based compensation	(4,729)	(127)	(384)
	Variable accounting expense (benefit), net of tax	—	909	(748)

	Pro Forma	$5,967	$(11,174)	$(8,536)

Basic EPS:	As Reported	0.35	(0.37)	(0.23)
	Fair value of Stock-based compensation	(0.16)	(0.00)	(0.01)
	Variable accounting expense (benefit), net of tax	—	0.03	(0.02)

	Pro Forma	0.19	(0.34)	(0.26)

Diluted EPS:	As Reported	0.33	(0.37)	(0.23)
	Fair value of Stock-based compensation	(0.15)	(0.00)	(0.01)
	Variable accounting expense (benefit), net of tax	—	0.03	(0.02)

	Pro Forma	$0.18	$(0.34)	$(0.26)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the year ended December 31, 2002: risk-free interest rates of 4.48%; expected lives of five years; expected volatility of 61%; and no dividends. For 2001, the assumptions were: risk-free interest rates of 4.48%; expected lives of five years; expected volatility of 63%; and no dividends. For 2000, the assumptions were: risk-free interest rates of 6.85%; expected lives of five years; expected volatility of 56%; and no dividends.

Revenue Recognition

Revenue is recognized when earned, in accordance with applicable accounting standards, including American Institute of Certified Public Accountants Statement of Position No. 97-2, Software Revenue Recognition, as amended. Revenue from product sales to resellers are generally recognized when related products are shipped, provided sales prices are fixed and determinable and collection is deemed probable. In instances where the Company has an installation obligation, installation revenue is recognized when product installation is complete. Revenues from software maintenance agreements are recognized over the contract periods, generally one-year, on a straight-line basis. Cash received in advance of product or service revenue is recorded as deferred revenue. Revenues from e-document delivery services are recognized when services are provided.

Customers are granted a 30-day right of return for product sales. The Company accrues the estimated future product returns primarily based on historical experience. Costs associated with the one-year warranty and 30-day telephone customer support are accrued, based on historical experience, at the time the related revenue is recognized. The allowance for sales returns was $1,177,900 and $953,339 at December 31, 2002 and 2001, respectively and is included in accounts receivable.

In January 2002, the Company entered into an original equipment manufacturing (OEM) agreement with Cisco Systems, Inc. Under which the Company has granted Cisco an exclusive third-party license to certain enabling technology. The agreement generally provides for quarterly payments to be made by Cisco to the

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company through mid-2005. The Company received a payment of $833,000 in 2001 and received payments of $2.5 million in 2002. The Company recognized $3.3 million in revenue from this agreement in 2002. Revenue related to the Company’s OEM agreement with Cisco Systems is generally recorded as cash payments are received. However, if payments are received ahead of schedule, a portion would be deferred to account for future support periods. Future payments depend on Cisco’s ability to successfully implement the technology with its customers and, under certain conditions, Cisco may accelerate the payments at a discounted rate or terminate the license and make no further payments.

Research and Development Costs

Research and development costs are expensed as incurred. The Company has not capitalized any software development costs, as technological feasibility is not generally established until substantially all development is complete.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred income taxes are recorded for the temporary differences between the financial reporting basis and tax basis of our assets and liabilities. These deferred taxes are measured using the provisions of currently enacted tax laws. The Company will establish a valuation allowance unless it is more likely than not that it will generate sufficient taxable income to allow for the realization of our deferred net tax asset.

Cumulative Effect of Change in Accounting Principle

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangibles Assets, which eliminates the amortization of goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with finite lives, and addresses impairment testing and recognition for goodwill and intangible assets. The company evaluated its other intangible assets, including core technology, customer lists, and other and determined that these assets have finite lives. Additionally, a $2.7 million non-cash charge was recognized as a cumulative effect of change in accounting principle as a result of the impairment of goodwill associated with the mobility reporting unit (see Note 5).

Earnings (Loss) Per Share

Basic earnings (loss) per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share were computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding during the year, plus the net additional shares that would have been issued had all dilutive options and warrants been exercised less shares that would be repurchased with the proceeds from such exercise. Dilutive options are those that have an exercise price, which is less than the average stock price during the year.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The computation of diluted earnings (loss) per common share is as follows:

	Year Ended December 31,
	2000	2001	2002
	(in thousands, except per share amounts)
Diluted earnings per common share:
Income (loss) before cumulative effect of change in accounting principle	$10,696	$(11,956)	$(4,709)
Cumulative effect of change in accounting principle.	—	—	(2,695)

Net income (loss).	10,696	(11,956)	(7,404)

Weighted average common shares outstanding	30,898	32,020	31,780
Plus: dilutive options assumed exercised	3,991	—	—
Less: shares assumed repurchased with proceeds from exercise	(2,592)	—	—

Weighted average common and potentially issuable common shares outstanding	32,297	32,020	31,780

Diluted earnings (loss) per common share	$0.33	$(0.37)	$(0.23)

Potentially issuable common shares of 309,120 and 523,541 were excluded from the calculation of diluted shares outstanding for the years ended December 31, 2002 and 2001, respectively, as they were antidilutive.

Reclassifications

Certain prior-period balances have been reclassified to conform to the current period presentation.

2.    New Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction, which, among other technical changes, eliminates the classification of extinguishment of debt as an extraordinary item. This statement will be effective for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material effect on our financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 may have an impact on the timing of the recognition of costs associated with future restructuring activities, as compared to current financial accounting and reporting requirements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. The standard provides additional transition methods for entities adopting the provisions to expense the fair value of stock options under SFAS No. 123, Accounting for Stock-Based Compensation, and requires additional disclosure for entities that utilize SFAS No. 123 or Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (APB 25). The provisions of this standard are effective for fiscal years ending after December 15, 2002. As the Company is not adopting the fair value provisions of SFAS No. 123, the impact of SFAS No. 148 is enhanced disclosure regarding stock-based compensation.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2002 the FASB issued Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. The disclosure provisions of FIN 45 are effective for financial statements of periods ending after December 15, 2002. The Company has adopted the disclosure provisions. Additionally, the recognition of a guarantor’s obligation should be applied on a prospective basis to guarantees issued after December 31, 2002. The Company does not believe that the recognition provisions of FIN 45 will have a material effect on its consolidated financial statements.

In January 2003, the FASB issued Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company believes adoption of FIN 46 will not have a material impact on its consolidated financial statements as the Company has no such entities.

In October 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination, which gave clarifying guidance for determination of the separability from goodwill of certain customer relationships and the fair value thereof. This guidance is applicable for all business combinations consummated after October 25, 2002 and is not expected to have a material effect on the consolidated financial statements.

In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. This Issue addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. In applying this Issue, generally, separate contracts with the same customer that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single contractual arrangement. This Issue also addresses how contract consideration should be measured and allocated to the separate deliverables in the arrangement. This Issue is applicable to revenue arrangements entered into beginning in 2004. The Company is currently evaluating the provisions of EITF No. 00-21, but believes its adoption will not have a material impact on its financial statements.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Investments

As of December 31, 2001 and 2002, the Company’s investments consisted of the following:

	December 31,
	2001 Cost	Unrealized holding gain	2001 Fair value	2002 Cost	Unrealized holding gain	2002 Fair value
	(in thousands)
Corporate bonds	$30,006	$495	$30,501	$12,405	$133	$12,538
Municipal bonds	2,024	11	2,035	1,362	3	1,365
U.S. Agency adjustable rate mortgages	7,211	28	7,239	8,170	39	8,209
Other government agency issues	18,177	74	18,251	28,885	121	29,006

Total investments	57,418	$608	58,026	50,822	$296	51,118

Less current portion	(23,326)		(23,536)	(30,308)		(30,519)

Long-term portion	$34,092		$34,490	$20,514		$20,599

In the first quarter 2000, a gain of $1,784,000 was realized from the sale of an equity investment in a competitor and is included in other income. Transaction gains (losses) for other periods were immaterial as the Company holds most investments to maturity. Investments at December 31, 2002 mature as follows:

(in thousands)
2003	$30,519
2004	12,390
U.S. agency adjustable rate mortgages	8,209

$51,118

4.    Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	December 31,
	2001	2002
	(in thousands)
Computers and other equipment	$23,596	$25,135
Leasehold improvements	1,799	2,401
Furniture and fixtures	2,098	1,578

	27,493	29,114
Less accumulated depreciation	(19,908)	(21,519)

Equipment and leasehold improvements, net	$7,585	$7,595

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Goodwill

Upon adopting SFAS No. 142, Goodwill and Other Intangibles Assets, management determined that the Company had three reporting units: E-document services and two reportable units within the products segment (mobile delivery and the combination of fax and messaging products). After completion of an independent valuation primarily based on discounted cash flows, management determined that goodwill associated with the mobile delivery reporting unit was impaired. Accordingly, a non-cash charge of $2.7 million was recorded as a cumulative effect of change in accounting principle effective January 1, 2002. In 2002 the Company closed its separate operations acquired in the Infinite Technologies acquisition. The operations of Infinite were consolidated with the Fax and Messaging reporting unit and the goodwill remaining was transferred accordingly.

The following table provides information about activity in goodwill, net, by reporting unit for the period from December 31, 2001 to December 31, 2002:

	Mobile Delivery	Fax and Messaging	E-document Services	Total
	(in thousands)
Goodwill, net, January 1, 2001	$—	$3,128	$—	$3,128
Infinite acquisition	11,963	—	—	11,963
Amortization	(1,677)	(1,310)	—	(2,987)

Goodwill, net, December 31, 2001	10,286	1,818	—	12,104
Assembled workforce reclassified to goodwill	400			400
Cumulative effect of change in accounting principle	(2,695)	—	—	(2,695)
Settlement agreement (see Note 15)	(1,435)			(1,435)
OfficeCom acquisition	—	562		562
Combination of reporting units	(6,556)	6,556	—	—
Foreign currency translation adjustment	—	40	—	40

Goodwill, net, December 31, 2002	$—	$8,976	$—	$8,976

In accordance with SFAS No. 142, the cumulative effect of this accounting change is reflected as of January 1, 2002 and amortization of goodwill ceased beginning in 2002. Supplemental comparative disclosures as if the cumulative change had been retroactively applied to the prior period are as follows:

	Year Ended December 31,
	2000	2001	2002
	(in thousands)
Reported net income (loss)	$10,696	$(11,956)	$(7,404)
Plus goodwill and intangible amortization	1,294	2,987	—

Adjusted net income (loss)	$11,990	$(8,969)	$(7,404)

Per share data:
Reported basic earnings (loss)	$0.35	$(0.37)	$(0.23)
Plus goodwill and intangible amortization	0.04	0.09	—

Adjusted basic earnings (loss)	$0.39	$(0.28)	$(0.23)

Reported diluted earnings (loss)	$0.33	$(0.37)	$(0.23)
Plus goodwill and intangible amortization	0.04	0.09	—

Adjusted diluted earnings (loss)	$0.37	$(0.28)	$(0.23)

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Intangible Assets

The Company engaged its independent appraisers to evaluate potential impairment of identified intangible assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which the Company adopted effective January 1, 2002. Based on the appraiser’s assessment, using discounted cash flows, management determined that certain intangible assets acquired from Infinite Technologies in January 2001 were impaired, and, accordingly recorded a charge of $5.5 million to the mobile delivery reporting unit. Additionally, as of January 1, 2002 net intangible assets of $400,000 previously allocated to assembled workforce have been reclassified to goodwill in accordance with SFAS No. 142.

Following is a summary of the Company’s intangible assets:

	December 31,
	2001			2002
	Gross carrying amount	Accumulated Amortization	Other intangible assets, net	Gross Carrying amount	Accumulated amortization	Impairment charges	Other intangible assets, net
	(in thousands)
Core Technology	$3,500	$(500)	$3,000	$3,500	$(778)	$(2,440)	$282
Trade name/domain name	2,400	(414)	1,986	2,400	(748)	(849)	803
Customer base and marketing channel	3,200	(640)	2,560	3,200	(960)	(2,240)	—
Assembled workforce	800	(400)	400	—	—	—	—
Other	2,222	(1,358)	864	3,020	(1,625)	—	1,395

Total	$12,122	$(3,312)	$8,810	$12,120	$(4,111)	$(5,529)	$2,480

Intangible assets, including the remaining value of those acquired, are being amortized using the straight-line method over their estimated useful life, ranging from two to twelve years. Overall, intangibles subject to amortization have a weighted average amortization period of approximately seven years. Amortization expense for the years ended December 31, 2000, 2001 and 2002 was $432,000, $2,174,000, and $1,202,000 respectively.

Estimated amortization expense for each of the next five years ending December 31 is as follows:

(in thousands)
2003	$461
2004	458
2005	451
2006	451
2007	375

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Allowance for Doubtful Accounts

	Balance at beginning of year	Charged to costs and expenses	Deductions	Balance at end of year
	(in thousands)
Allowance for doubtful accounts:
2000	$1,104	$217	$527	$794
2001	794	1,650	930	1,514
2002	1,514	295	380	1,429

8.    Warranty

	Balance at beginning of year	Charged to costs and expenses	Deductions	Balance at end of year
	(in thousands)
Allowance for warranty:
2000	$520	$600	$505	$615
2001	615	425	624	416
2002	416	194	255	355

9.    Line of Credit

The Company has a $4 million unsecured revolving line of credit, $2 million for unsecured borrowings and $2 million dollars reserved for letters of credit. As of December 31, 2002, the Company utilized $1 million of its letter of credit capacity in conjunction with its corporate headquarters lease. The Company did not borrow under its line of credit during the years ended December 31, 2001 and 2002. The line expires in August 2004, and contains certain financial covenants and restrictions as to various matters, including restrictions on the Company’s ability to pay cash dividends without the bank’s prior approval. The Company is currently in compliance with such financial covenants and restrictions. Borrowings under the line of credit bear interest at the bank’s prime rate or, at the Company’s option, its interbank offering rate plus 1.50%.

10.    Shareholders’ Equity

The Company has stock option plans under which employees, directors, officers and other agents may be granted options to purchase common stock. The Company has reserved approximately 13,900,000 shares of common stock for issuance pursuant to these plans upon exercise of outstanding options and upon exercise of options to be granted in the future. Options generally vest over three to four years and expire 10 years from the date of grant. The options are exercisable at prices determined at the discretion of the Board of Directors. At December 31, 2002, 6,695,622 shares of the Company’s common stock were available for future grant under the Company’s stock option plans.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Plans

A summary of the status of the Company’s stock option plans at December 31, 2000, 2001 and 2002, and the changes during the years then ended, is presented in the table and narrative below:

	2000		2001		2002
	Shares	Weighted Average Ex. Price	Shares	Weighted Average Ex. Price	Shares	Weighted Average Ex. Price
Outstanding at beginning of period	6,832,782	$9.63	8,273,419	$11.34	6,909,351	$5.34
Granted	3,266,963	13.53	3,286,063	2.78	1,875,449	3.00
Exercised	(1,092,977)	4.84	—	—	(197,797)	2.25
Canceled	(733,349)	15.00	(4,650,131)	14.32	(1,811,409)	5.21

Outstanding at end of period	8,273,419	11.34	6,909,351	5.34	6,775,594	4.81
Exercisable at end of period	2,821,390	8.00	2,919,090	7.17	3,704,144	5.91
Weighted average fair value of options granted		4.04		1.76		1.68

Information relating to stock options outstanding and stock options exercisable at December 31, 2002 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Ex. Price
$0.40—$2.81	2,782,130	6.3	$2.31	1,045,932	$2.18
$2.82—$5.63	1,875,548	5.8	3.76	1,000,245	3.82
$5.64—$8.44	1,366,428	6.6	6.40	953,458	6.59
$8.45—$11.25	123,882	4.5	9.64	119,415	9.65
$11.26—$14.07	549,099	3.1	12.98	529,206	13.01
$14.08—$16.88	3,200	6.7	15.30	2,599	15.30
$19.69—$22.50	10,000	7.0	20.25	7,499	20.25
$25.32—$28.13	65,307	6.5	28.13	45,790	28.13

	6,775,594	5.9	$4.81	3,704144	$5.91

Stock-Based Compensation

During the second quarter of 2001, the Company offered a limited non-compulsory exchange of employee stock options on a less than one-for-one basis. The exchange (which closed on July 10, 2001) resulted in the voluntary cancellation of employee stock options to purchase 3,125,620 shares of our common stock with varying exercise prices greater than $10.00 per share in exchange for 1,298,284 employee stock options with an exercise price of $2.11. The option exchange offer resulted in variable accounting treatment for a total of 1,951,307 options, representing the 1,298,284 new options granted in the exchange, as well as all employee options modified during the year. Variable accounting will continue until all options subject to variable accounting treatment are exercised, cancelled or expired. Variable accounting treatment will result in charges or credits, recorded to “Stock-based compensation”, dependent on unpredictable fluctuations in quoted prices for the Company’s common stock. At December 31, 2002 and 2001 the Company had 1,317,631 and 1,959,961 options to purchase common shares subject to variable accounting. The Company recorded a benefit of $1,151,000 and a charge of $1,399,000 for 2002 and 2001, respectively.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allocation of this stock compensation benefit (expense) to the operating categories is as follows:

	December 31,
	2001	2002
	(in thousands)
Cost of Sales	$(101)	$90
Research and development	(287)	245
Selling, general and administrative	(1,011)	816

	$(1,399)	$1,151

Share Repurchase Plan

In August 2000, the Board of Directors approved a plan to repurchase up to $15 million of the Company’s common stock. The Company repurchased $210,000, $1.2 million and $3.4 million in 2000, 2001 and 2002, respectively, pursuant to this plan. The Company may repurchase shares in the future subject to open trading windows, overall market conditions, stock prices, and the Company’s cash position and requirements going forward.

11.    Loans to Non-Officer Employees

Non-officer employee loans were made under a program to allow non-officer employees to purchase the Company’s common stock in the open market in 2000. The unsecured notes bear interest at the lowest rate allowed by the Internal Revenue Service and are currently due at the earliest of employee termination, sale of the stock or December 31, 2003. Notes receivable from non-officer employees were $218,000 and $822,000 as of December 31, 2002 and 2001, respectively. During 2002, the Company wrote down the value of these receivables approximately $476,000 to reflect their expected net realizable value.

12.    Commitments and Contingencies

Leases

The Company leases its office space under non-cancelable operating leases. Rent expense under the non-cancelable leases amounted to $2,241,000, $2,962,000 and $3,073,000 in 2000, 2001 and 2002, respectively. Future minimum lease payments under non-cancelable operating leases are as follows:

(in thousands)
2003	$1,970
2004	1,489
2005	1,095
2006	1,071
2007	891

$6,516

Retirement Savings Plan

The Company offers a 401(k) profit-sharing plan to substantially all of its employees. Company contributions are determined annually and are at the discretion of the Board of Directors. Cash contributions made to the plan in 2000, 2001 and 2002 were $677,000, $535,337, and $550,365 respectively.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

License Agreements

The Company has two nonexclusive licenses to sell products using patented technology. In exchange for the licenses, the Company has made quarterly payments equal to 6% of net revenues from sales of components utilized in the Company’s products that use the licensed technology. In September 1995, the Company renegotiated its royalty obligation for one of these licenses. The Company recorded an intangible asset as a result of the new agreement in the amount of $1,725,000. The intangible asset is being amortized on a straight-line basis over the remaining average lives of the related patents (approximately 12 years). In July 1996, the Company renegotiated its royalty obligation for the second license. The Company recorded an intangible for this prepayment in the amount of $446,000. The intangible is being amortized on a straight-line basis over the remaining average lives of the related patents (approximately seven years). Amortization expense for the two nonexclusive licenses were $212,000 in 2000, $210,000 in 2001, and $192,000 in 2002.

In April 2002, the Company entered into a nonexclusive license agreement with AudioFAX IP LLC, settling a patent infringement suit filed by AudioFAX on November 30, 2001. The Company paid a one-time fee to license the technology until the patents expire in 2008 and 2011. In the first quarter of 2002, the Company recorded an other charge of $875,000, reflecting management’s assessment of the fair value of the portion of the license fee that relates to prior years. The balance of the license fee was capitalized and is being amortized over the remaining life of the licensor’s patents. Amortization expense was $67,000 in 2002.

The Company has periodically received letters and other communications from third parties asserting patent rights and requesting royalty payments. Following analysis, the Company has not believed it necessary, in most cases, to license any of the patent rights. In those cases in which the Company has determined a license of patent rights was necessary, it has entered into a license agreement. The Company believes that any necessary licenses or other rights under patents for products or features could be obtained on conditions that would not have a material adverse effect on its financial condition, results of operations or cash flows, although there can be no assurance in this regard.

Contractual Obligations

The Company has a contractual obligation of $650,000 related to co-op advertising that will be paid in one year.

13.    Restructuring Charges and Voluntary Layoff Program

On March 15, 2001, the Company announced the consolidation of its two primary product groups, the Computer Telephony Software Group and the Document Exchange Software Group, resulting in a 14% reduction of its workforce and a one-time charge of $1,042,000, which consisted primarily of severance and other employee benefits and consulting services, and was fully paid by the end of 2001.

In January 2002, the Company announced a reduction of its workforce, affecting approximately 90 employees, or 18% of the total Company workforce. This reduction in force, primarily affecting the software products segment, resulted in the recognition of a restructuring charge of $2.1 million primarily related to severance. All costs associated with this reduction in force were paid as of December 31, 2002.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2002, the Company announced to its employees a voluntary layoff program, which subsequently resulted in a reduction of approximately 40 employees or 9% of its workforce, primarily in its software products segment at a cost of $670,000. Approximately $561,000 of the total charge will be paid in 2003. Allocation of the costs of this program to operating expenses is as follows:

December 31, 2002
(in thousands)
Cost of sales.	$112
Research and development	199
Selling, general and administrative	359

Total charge	$670

14.    Income Taxes

The difference between the provision for income taxes and the statutory tax rate applied to income (loss) before income tax expense (benefit) is due to certain expenses not being deductible for tax purposes and research and experimentation credits offset by tax exempt interest income and permanent tax benefits from the Company’s extra-territorial income exclusion (EIE).

The following is a reconciliation from the U.S. statutory rate to the effective tax rate:

	Year Ended December 31,
	2000		2001		2002
	Amount	%	Amount	%	Amount	%
	(as restated) (in thousands)
Tax (benefit) at statutory rate	$5,524	35.0%	$(6,255)	(35.0)%	$(3,180)	(35.0)%
Research and experimentation credit	—	—	(252)	(1.4)	(360)	(4.0)
In-process research and development	—	—	717	4.0	—	—
Nondeductible goodwill amortization and merger costs	358	2.2	1,751	9.8	—	—
Nontaxable interest income.	(795)	(5.0)	(504)	(2.8)	(323)	(3.5)
State taxes and other	970	6.2	(833)	(4.7)	(180)	(2.0)
EIE benefit	(971)	(6.2)	(540)	(3.0)	(334)	(3.7)

Income tax expense (benefit)	$5,086	32.2%	$(5,916)	(33.1)%	$(4,377)	(48.2)%

Income tax expense and cash paid for income taxes are as follows:

	Year Ended December 31,
	2000	2001	2002
	(in thousands)
Current.	$3,977	$(5,786)	$(2,732)
Deferred	1,109	(130)	(1,645)

Total income tax expense (benefit)	$5,086	$(5,916)	$(4,377)

Income taxes paid (refunded)	$564	$(1,158)	$(5,399)

Deferred taxes result from temporary differences relating to items that are expensed for financial reporting, but are not currently deductible for income tax purposes.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax assets and income tax receivable as of December 31, 2001 and 2002 are as follows:

	December 31,
	2001	2002
	(in thousands)
Deferred tax assets (liabilities):
Accounts receivable allowances	$530	$500
Inventories	334	700
Depreciation and amortization	(100)	308
Accrued compensation, benefits and stock-based compensation	1,017	828
Amortization of intangibles related to acquisition	2,769	2,562
Deferred maintenance and other revenue	292	—
R&D carryforwards	—	360
Other	408	(1,179)
Intangibles	(3,301)	(380)

Total deferred tax assets	1,949	3,699
Income tax receivables	5,399	2,155

Total deferred tax assets and income tax receivable	$7,348	$5,854

15.    Businesses Acquired

In August 2002, the Company acquired the distribution activities, assets and fifteen employees of its long-time distributor in The Netherlands, OfficeCom B.V. The Company paid $416,000 in cash, assumed net liabilities of $146,000 and recorded goodwill of $562,000 in the fax and messaging reporting unit. Pro forma information as if the acquisition occurred on January 1, 2000, is immaterial.

On January 3, 2001, the Company acquired all of the outstanding stock of Infinite Technologies, a privately held global supplier of wireless applications and wireless infrastructure solutions for a total consideration of up to $24,083,000. At closing, the Company paid approximately $9.1 million in cash and issued 1,631,600 shares of the Company’s common stock valued at $8,058,000. At the time of closing the Company was obligated to pay approximately $2,900,000 in a combination of cash and the Company’s common stock over the next three years; this obligation was recorded at the time of closing as a note payable of $1,351,000, net of imputed interest, and stock to be issued totaling $1,482,000. Additionally, the Company could have paid up to an additional $3,900,000, to the founder of Infinite who became an employee of the Company, in a combination of cash and the Company’s common stock under an earn-out arrangement over a period of three years from the date of closing which the Company would have expensed as compensation. The Company accounted for the business combination as a purchase. In connection with the acquisition, the Company recorded a one-time charge in the first quarter of 2001 related to purchased in-process research and development in the amount of $1.9 million.

In April 2002, the employee resigned and signed a separation agreement under which the Company paid approximately $1.5 million in cash in full satisfaction of all outstanding payments due under the agreement. The remainder of the accrued amounts of the purchase price, $1.4 million, was recorded as a reduction of goodwill. The Company also reversed a 2001 accrual for the employee’s performance incentive of approximately $700,000, which is reported as a reduction of 2002 research and development expenses.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total potential consideration and the adjusted consideration was allocated as follows:

(in thousands)
Goodwill	$11,963
Net liabilities acquired	(3,580)
Purchased in-process research and development expensed.	1,900
Other intangibles	9,900

Total purchase price.	20,183
Less reduction in goodwill	(1,435)
Contingent consideration:
Potential earn-out.	3,900
Less earn-out cancelled	(3,900)

Net consideration	$18,748

Identified intangibles associated with the acquisition are being amortized over lives ranging from two to seven years.

16.    Segment Reporting

The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This standard requires segmentation based upon the Company’s internal organization and disclosure of revenue and operating income based upon internal accounting methods. The segment information is provided for software products and e-document delivery services. Software products include the Company’s telephony and computer-oriented products, as well as the Company’s mobility products. Interest and other debt expense, provision for income taxes, interest income, and gains and losses on the disposition of marketable securities are not presented by segment since they are excluded from the measure of segment profitability reviewed by the Company’s management. Corporate items include corporate expense items, impairment, restructuring, stock compensation and other charges, which are not allocated to operating segments. The Company’s assets are managed on a company-wide basis; and, accordingly, asset information is not reported.

	Software Products	E-document Services	Corporate	Total
	(in thousands)
Year ended December 31, 2000
Net sales	$75,589	$24,948	$—	$100,537
Operating income	6,959	4,612	(1,432)	10,139

Year ended December 31, 2001
Net Sales	$69,321	$22,766	$—	$92,087
Operating income (loss)	(13,927)	2,458	(9,654)	(21,123)

Year ended December 31, 2002
Net sales	$71,256	$23,345	$—	$94,601
Operating income (loss)	(6,366)	4,042	(9,008)	(11,332)

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk and Export Sales

The Company achieves broad U.S. market coverage for its products primarily through a nationwide network of telephony-oriented resellers and computer-oriented value-added resellers. For the years ended December 31, 2000, 2001 and 2002, no customer represented more than 10% of the Company’s net sales. The Company performs ongoing credit evaluations of its customers’ financial conditions and, generally, no collateral is required.

The Company’s sales by country, as determined by shipping destination were as follows:

	Year Ended December 31,
	2000	2001	2002
	(in thousands)
United States	$81,655	$73,670	$77,384
Canada	3,071	2,578	2,554
United Kingdom	6,018	5,157	2,081
Other	9,793	10,682	12,582

Total net sales	$100,537	$92,087	$94,601

17.    Legal Proceeding

On September 25, 2002, Lan-Aces, Inc. filed a complaint in the District Court of Harris County, Texas against the Company seeking damages of $600,000 plus attorney’s fees for breach of contract. The Company removed the action to Federal Court in the Southern District of Texas on October 18, 2002. On January 23, 2003, Lan-Aces, Inc. filed an amended complaint adding unspecified statutory damages under the Copyright Act. The amended complaint alleges that the Company either breached an alleged agreement between the plaintiff and Infinite Technologies, Inc., or infringed plaintiff’s copyright, with respect to software incorporated in the “MailandNews.com” website, a free Internet service acquired as part of the Infinite Technologies acquisition and subsequently transferred to an unrelated third party. Although the Company does not believe the ultimate outcome of this proceeding will have a material adverse effect on its results of operations, there can be no assurance in this regard.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    Consolidated Quarterly Financial Data (unaudited)

As discussed in Note 19, the Company’s 2001 financial statements have been restated to reflect a deferred tax liability and additional goodwill from identified intangible assets associated with the acquisition of Infinite Technologies in January 2001 and other corrections and reclassifications.

	Quarter Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
	2001	2001	2001	2001	2002	2002	2002	2002
	(in thousands, except per share data)
Net sales	$20,473	$23,596	$23,813	$24,205	$21,543	$22,748	$23,087	$27,223
Cost of sales	7,481	9,162	9,309	9,201	8,164	8,184	8,920	10,340

Gross profit	12,992	14,434	14,504	15,004	13,379	14,564	14,167	16,883

Operating expenses:
Research and development	3,362	4,060	3,338	2,757	2,698	2,749	3,088	3,434
Selling, general and administrative	13,641	13,680	13,435	14,283	12,043	12,509	11,508	13,722
Amortization of Intangibles	1,290	1,290	1,290	1,290	439	461	151	151
Impairment of Intangibles	—	—	—	—	—	5,529	—	—
Acquisition and related charges	1,900	—	—	—	—	—	—	—
Restructuring charges	1,042	—	—	—	2,119	—	—	—
Stock compensation expense	—	—	—	1,399	(204)	(410)	(633)	96
Other charges	—	—	—	—	875	—	—	—

Total operating expenses	21,235	19,030	18,063	19,729	17,970	20,838	14,114	17,403

Operating income (loss)	(8,243)	(4,596)	(3,559)	(4,725)	(4,591)	(6,274)	53	(520)

Other income, net	860	952	771	668	374	508	506	858

Income (loss) before income tax expense (benefit) and cumulative effect of change in accounting principle	(7,383)	(3,644)	(2,788)	(4,057)	(4,217)	(5,766)	559	338
Income tax expense (benefit)	(2,585)	(1,278)	(837)	(1,216)	(2,109)	(2,018)	196	(446)

Income (loss) before cumulative effect of change in accounting principle	(4,798)	(2,366)	(1,951)	(2,841)	(2,108)	(3,748)	363	784
Cumulative effect of change in accounting principle(1)	—	—	—	—	(2,695)	—	—	—

Net income (loss)	$(4,798)	$(2,366)	$(1,951)	$(2,841)	$(4,803)	$(3,748)	$363	$784

Diluted earnings (loss) per common share(2)	$(0.15)	$(0.07)	$(0.06)	$(0.09)	$(0.15)	$(0.12)	$0.01	$0.02
Weighted average common and potentially issuable common shares outstanding	32,243	32,108	32,022	31,711	31,824	31,876	31,892	31,530

(1)	The cumulative effect of change in accounting principle is shown as occurring in the first quarter as required by accounting principles generally accepted in the United States of America.
(2)	Earnings per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income (loss) per share amounts will not necessarily equal the total for the year.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    Consolidated Quarterly Financial Data (unaudited, continued)

The restatement of Condensed Quarterly Financial Data (unaudited) is as follows:

	Quarter Ended
	March 31, 2001		June 30, 2001		September 30, 2001		December 31, 2001
	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
	(in thousands, except per share data)
Net sales.	$20,428	$20,473	$23,550	$23,596	$23,737	$23,813	$24,224	$24,205
Cost of sales.	7,347	7,481	9,026	9,162	9,174	9,309	9,099	9,201

Gross profit	13,081	12,992	14,524	14,434	14,563	14,504	15,125	15,004

Operating expenses:
Research and development	3,390	3,362	4,113	4,060	3,408	3,338	2,967	2,757
Selling, general & administrative	14,038	13,641	13,933	13,680	13,731	13,435	14,242	14,283
Amortization of intangibles.	1,167	1,290	1,167	1,290	1,167	1,290	1,167	1,290
Acquisition and related charges.	1,900	1,900	—	—	—	—	—	—
Restructuring charges	1,042	1,042	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	—	—	1,399	1,399
Other charges.	—	—	—	—	—	—	—	—

Total operating expenses	21,537	21,235	19,213	19,030	18,306	18,063	19,775	19,729

Operating loss	(8,456)	(8,243)	(4,689)	(4,596)	(3,743)	(3,559)	(4,650)	(4,725)

Other income, net.	860	860	952	952	771	771	761	668

Loss before income tax expense (benefit)	(7,596)	(7,383)	(3,737)	(3,644)	(2,972)	(2,788)	(3,889)	(4,057)
Income tax expense (benefit)	(2,659)	(2,585)	(1,310)	(1,278)	(891)	(837)	(1,166)	(1,216)

Net loss	$(4,937)	$(4,798)	$(2,427)	$(2,366)	$(2,081)	$(1,951)	$(2,723)	$(2,841)

Basic loss per common share	$(0.15)	$(0.15)	$(0.07)	$(0.07)	$(0.06)	$(0.06)	$(0.09)	$(0.09)
Weighted average common shares outstanding	32,232	32,243	32,104	32,108	32,075	32,022	31,746	31,711
Diluted loss per common share.	$(0.15)	$(0.15)	$(0.07)	$(0.07)	$(0.06)	$(0.06)	$(0.09)	$(0.09)
Weighted average common and potentially issuable common shares outstanding	32,232	32,243	32,104	32,108	32,075	32,022	31,746	31,711

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.    Restatement

Subsequent to the issuance of the Company’s financial statements for the year ended December 31, 2001, the Company determined that a deferred tax liability associated with certain identified intangibles of Infinite Technologies acquired in January 2001, should have been recorded at the date of acquisition. The effect of recording the deferred tax liability of $3.3 million was to increase goodwill by a corresponding amount. In addition, the Company recorded a number of other adjustments and reclassifications, none of which were individually significant other than the reclassification of certain investments totaling approximately $35 million from short-term investments to long-term investments, the designation of those investments as available-for-sale from held-to-maturity and the reversal of a $929,000 over accrual for certain employee benefits.

Accordingly, the accompanying consolidated financial statements for the year ended December 31, 2001 have been restated from amounts previously reported. A summary of the restatement is as follows:

Balance Sheet:	December 31, 2001
	As previously reported	As restated
	(in thousands)
ASSETS
Cash and cash equivalents.	$12,726	$12,817
Short-term investments	64,446	—
Short-term investments, available for sale	—	30,373
Accounts receivable, net	14,597	14,737
Inventories	5,022	4,033
Deferred tax assets and income tax receivable	8,267	7,880
Prepaid expenses and other assets	1,304	2,240

Total current assets	106,362	72,080
Long-term investments, available for sale	—	34,490
Equipment and leasehold improvements, net	7,463	7,585
Intangibles, net	18,766	—
Goodwill, net	—	12,104
Intangibles and other assets, net	—	8,810
Deferred income taxes	2,769	2,769

Total assets	$135,360	$137,838

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$4,941	$5,097
Other current liabilities	18,774	—
Accrued compensation and benefits	—	6,519
Deferred revenue	—	7,433
Other accrued liabilities	—	2,963
Current portion of note payable to related party.	527	527

Total current liabilities	24,242	22,539

Deferred income taxes	—	3,301
Note payable to related party, net of current portion	882	882

Total liabilities	25,124	26,722

Shareholders’ equity:
Common stock	317	317
Additional paid-in capital	65,943	65,943
Retained earnings	44,504	44,552
Accumulated other comprehensive income (loss)	(528)	304

Total shareholders’ equity	110,236	111,116

Total liabilities and shareholders’ equity	$135,360	$137,838

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.    Restatement (continued)

Statement of Operations:	Year ended December 31, 2001
	(in thousands, except per share data)
	As previously reported	As restated
Net Sales:	$91,938	$—
Software products	—	69,321
E-document services	—	22,766

Total net sales	91,938	92,087

Cost of Sales:	34,648	—
Software products	—	26,066
E-document services	—	9,087

Total cost of sales	34,648	35,153

Gross profit	57,290	56,934

Operating expenses:
Research and development	13,878	13,517
Selling, general and administrative	60,367	55,038
Amortization of intangibles	—	5,161
Impairment charges	—	—
Non-recurring charges	2,942	—
Acquisition and related charges	—	1,900
Restructuring charges	—	1,042
Stock compensation	1,399	1,399
Total operating expenses	78,586	78,057

Operating income (loss)	(21,296)	(21,123)

Other income:
Interest	3,379	3,379
Other, net	(32)	(128)

Other income	3,347	3,251

Income (loss) before income tax	(17,949)	(17,872)
Income tax expense (benefit)	(5,945)	(5,916)

Net income (loss)	$(12,004)	$(11,956)

Basic earnings (loss) per common share	$(0.37)	$(0.37)
Weighted average common shares outstanding	32,039	32,020
Diluted earnings (loss) per common share	$(0.37)	$(0.37)
Weighted average common and common equivalent shares outstanding	32,039	32,020

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.    Revisions to 2000 Financial Statements

The Company has made certain revisions to its consolidated statements of operations for the year ended December 31, 2000. Those revisions primarily relate to the following:

•	Net sales have been separately presented on the consolidated statements of operations for each software products and e-document services. Previously, these amounts were combined.

•	Cost of sales has been separately presented on the consolidated statements of operations for each software products and e-document services. Previously, these amounts were combined.

•	Amortization of intangibles has been presented as a separate line item. Previously, this amount was presented within selling, general and administrative.

The Company has also made certain revisions to its notes to the consolidated financial statements that relate to the year ended December 31, 2000. Those revisions primarily relate to the following:

•	The Company revised the financial statements to comply with the additional disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123, which is effective for financial statements for fiscal years ending after December 15, 2002.

•	The Company revised the financial statements to include the transitional disclosures required by SFAS No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002.

•	The Company revised the financial statements to include the transitional disclosures required by FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees or Indebtedness of Others, which is effective for financial statements for fiscal years ending after December 15, 2002.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Disclosure with respect to this Item has been previously provided in the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2002 (Commission file number: 0-25186).

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the sections captioned “Election of Directors,” “Executive Officers” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” contained in Captaris, Inc.’s proxy statement for its 2003 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2002.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections captioned “Executive Compensation” and “Election of Directors” contained in Captaris, Inc.’s proxy statement for its 2003 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2002.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the sections captioned “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained in Captaris, Inc.’s proxy statement for its 2003 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2002.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to Captaris, Inc.’s proxy statement for its 2003 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2002.

Item 14.	CONTROLS AND PROCEDURES

In July 2002, the Company engaged new independent accountants, Deloitte & Touche LLP (“D&T”), to audit the Company’s 2002 financial statements. In addition, in October 2002, the Company engaged D&T to audit the Company’s 2001 restated financial statements. In connection with the completion of its audit of, and the issuance of an unqualified report on, the Company’s financial statements for the years ended December 31, 2001 and 2002, D&T verbally advised management of the Company and the Audit Committee of its Board of Directors of certain deficiencies that existed in the design or operation of the Company’s internal accounting controls which, considered collectively, constituted a material weakness in the Company’s internal controls pursuant to standards established by the American Institute of Certified Public Accountants. Such deficiencies included the design of controls surrounding timely reconciliation of accounts and supervision and monitoring of staff who have significant roles in internal control. D&T has informed the Company that it will issue a letter to management detailing their findings and recommendations (the “D&T Letter”).

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company has evaluated the internal control weaknesses identified by D&T and the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) within 90 days of the filing date of this annual report (the “Evaluation”). During the course of the Evaluation, the CEO and CFO took note of, and considered as part of the Company’s disclosure controls and procedures, additional procedures performed and controls instituted by the Company to supplement its internal controls in order to mitigate the effect of the weaknesses identified by D&T and to prevent misstatements or omissions in its consolidated financial statements resulting from such factors. Based on the Evaluation, the CEO and CFO concluded, as of the date of the Evaluation, that the Company’s disclosure controls and procedures, including the additional procedures, were effective to ensure that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported within the appropriate time periods.

The Company has initiated improvements to its policies, procedures, systems and staff who have significant roles in internal control to address the internal control weaknesses identified by D&T and, upon receipt of the D&T Letter, intends to implement further changes, if necessary, in accordance with the recommendations included in the D&T Letter. The steps being taken and to be taken to correct the weaknesses and deficiencies identified by D&T will constitute significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Evaluation.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.    LIST OF DOCUMENTS FILED AS A PART OF THIS REPORT

1.    Index financial statements

•	Consolidated Balance Sheets—December 31, 2002 and 2001 (as restated)	34
•	Consolidated Statements of Operations—Years ended December 31, 2002, 2001 (as restated) and 2000	35
•	Consolidated Statements of Shareholders’ Equity—Years ended December 31, 2002, 2001 (as restated) and 2000	36
•	Consolidated Statements of Cash Flows—Years ended December 31, 2002, 2001 (as restated) and 2000	37
•	Notes to Consolidated Financial Statements	38
•	Report of Independent Auditors (Deloitte & Touche LLP)	32
•	Report of Independent Public Accountants (Arthur Andersen LLP)	33

2.    Index to Financial Statement Schedules

None

3.    Index to Exhibits

Exhibit No.	Description

3.1	Restated Articles of Incorporation of Captaris, Inc. (A) (Exhibit 3.1)

3.2	Designation of Rights and Preferences of Series A Participating Cumulative Preferred Stock (B) (Exhibit 3.2)

3.3	Amended and Restated Bylaws of Captaris, Inc. (A) (Exhibit 3.2)

4.1	Rights Agreement, dated as of January 24, 2001, between Captaris, Inc. and Mellon Investor Services, LLC. (C) (Exhibit 2.1)

10.1	1994 Non-Employee Directors Stock Option Plan (A) (Exhibit 10.1)

10.2	Captaris, Inc. Restated 1989 Stock Option Plan (D) (Exhibit 99.4)

10.3	Management Incentive Compensation Plan (A) (Exhibit 10.4)

10.4	Form of Indemnification Agreement between Captaris, Inc. and each of its directors and officers (A) (Exhibit 10.6)

10.5	Lease Agreement, dated August 15, 2002, between BTC Seattle LLC and Captaris, Inc. (H) (Exhibit 10.1)

#10.6	Amended Patent License Agreement dated September 29, 1995 between Syntellect Technology Corp. and Captaris, Inc. (E) (Exhibit 10.1)

10.7	Master Software Manufacturing License Agreement dated June 11, 1992 between Intelligent Environments Inc. and Captaris, Inc., as amended (A) (Exhibit 10.16)

10.8	Loan Agreement and Promissory Note dated July 30, 2001, between U.S. Bank of Washington and Captaris, Inc. (B) (Exhibit 10.13)

10.9	Captaris, Inc. 2000 Non-Officer Employee Stock Compensation Plan (G) (Exhibit 10.17)

10.10	Employment Agreement, dated October 26, 2000, between Captaris, Inc. and David Anastasi (G) (Exhibit 10.18)

10.11	Nonqualified Stock Option Letter Agreement, dated November 15, 2000, between Captaris, Inc. and David Anastasi (G) (Exhibit 10.19)

Exhibit No.	Description

10.12	Nonqualified Stock Option Letter Agreement, dated October 22, 1997, between Captaris, Inc. and Max Anhoury. (k) (Exhibit 99.1)

10.13	Nonqualified Stock Option Letter Agreement, dated October 22, 1997, between Captaris, Inc. and Lloyd Johnson. (k) (Exhibit 99.2)

21.1	Subsidiaries of Captaris, Inc.

23.1	Consent of Deloitte & Touche LLP

23.2	Notice Regarding Lack of Consent of Arthur Andersen LLP

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Letter to SEC regarding Arthur Andersen LLP, dated March 26, 2002 (B) (Exhibit 99.1)

(A)	Previously filed with, and incorporated herein by reference to, designated exhibits to Registration Statement on Form S-1 of Captaris, Inc., File No. 333-85452.
(B)	Previously filed with, and incorporated by reference to, designated exhibits to the Company’s 2001 Annual Report on Form 10-K, File No. 0-25186.
(C)	Previously filed with, and incorporated by reference to, designated exhibit to the Company’s Registration Statement on Form 8-A, filed on February 2, 2001, File No. 0-25186.
(D)	Previously filed with, and incorporated by reference to, designated exhibit to Registration Statement on form S-8 of Captaris, Inc., File No. 333-38570.
(E)	Previously filed with, and incorporated by reference to, designated exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 0-25186.
(F)	Previously filed with, and incorporated by reference to, designated exhibit to the Company’s 1999 Annual Report on Form 10-K, File No. 0-25186.
(G)	Previously filed with, and incorporated by reference to, designated exhibit to the Company’s 2000 Annual Report on Form 10-K, File No. 0-25186.
(H)	Previously filed with, and incorporated by reference to, designated exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 0-25186.
(k)	Previously filed with, and incorporated by reference to, designated exhibit to the Company’s Registration Statement on Form S-8, File No. 333-42279.

#	Confidential treatment requested for a portion of this agreement.

B.    REPORTS ON FORM 8-K

The Company filed a Current Report on Form 8-K on December 17, 2002, regarding the completion of a privately-negotiated transaction to repurchase certain shares of its common stock from a shareholder.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bellevue, State of Washington, on the 31st day of March 2003.

CAPTARIS, INC.

By:	/s/ DAVID P. ANASTASI
David P. Anastasi President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated below on the 31st day of March 2003.

Signature	Title

/s/ DAVID P. ANASTASI David P. Anastasi	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ JEFFREY B. DECILLIA Jeffrey B. deCillia	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ RICHARD J. LAPORTE Richard J. LaPorte	Chairman of the Board

/s/ JAMES S. CAMPBELL James S. Campbell	Director

/s/ ROBERT L. LOVELY Robert L. Lovely	Director

/s/ ROBERT F. GILB Robert F. Gilb	Director

/s/ JOHN A. KELLEY, JR. John A. Kelley, Jr.	Director

/s/ BRUCE L. CROCKETT Bruce L. Crockett	Director

Certification

I, David P. Anastasi, certify that:

1.	I have reviewed this annual report on Form 10-K of Captaris, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ DAVID P. ANASTASI
Chief Executive Officer

Certification

I, Jeffrey B. deCillia, certify that:

1.	I have reviewed this annual report on Form 10-K of Captaris, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ JEFFREY B. DECILLIA
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Articles of Incorporation of Captaris, Inc. (A) (Exhibit 3.1)

3.2	Designation of Rights and Preferences of Series A Participating Cumulative Preferred Stock (B) (Exhibit 3.2)

3.3	Amended and Restated Bylaws of Captaris, Inc. (A) (Exhibit 3.2)

4.1	Rights Agreement, dated as of January 24, 2001, between Captaris, Inc. and Mellon Investor Services, LLC. (C) (Exhibit 2.1)

10.1	1994 Non-Employee Directors Stock Option Plan (A) (Exhibit 10.1)

10.2	Captaris, Inc. Restated 1989 Stock Option Plan (D) (Exhibit 99.4)

10.3	Management Incentive Compensation Plan (A) (Exhibit 10.4)

10.4	Form of Indemnification Agreement between Captaris, Inc. and each of its directors and officers (A) (Exhibit 10.6)

10.5	Lease Agreement, dated August 15, 2002, between BTC Seattle LLC and Captaris, Inc. (H) (Exhibit 10.1)

#10.6	Amended Patent License Agreement dated September 29, 1995 between Syntellect Technology Corp. and Captaris, Inc. (E) (Exhibit 10.1)

10.7	Master Software Manufacturing License Agreement dated June 11, 1992 between Intelligent Environments Inc. and Captaris, Inc., as amended (A) (Exhibit 10.16)

10.8	Loan Agreement and Promissory Note dated July 30, 2001, between U.S. Bank of Washington and Captaris, Inc. (B) (Exhibit 10.13)

10.9	Captaris, Inc. 2000 Non-Officer Employee Stock Compensation Plan (G) (Exhibit 10.17)

10.10	Employment Agreement, dated October 26, 2000, between Captaris, Inc. and David Anastasi (G) (Exhibit 10.18)

10.11	Nonqualified Stock Option Letter Agreement, dated November 15, 2000, between Captaris, Inc. and David Anastasi (G) (Exhibit 10.19)

10.12	Nonqualified Stock Option Letter Agreement, dated October 22, 1997, between Captaris, Inc. and Max Anhoury. (k) (Exhibit 99.1)

10.13	Nonqualified Stock Option Letter Agreement, dated October 22, 1997, between Captaris, Inc. and Lloyd Johnson. (k) (Exhibit 99.2)

21.1	Subsidiaries of Captaris, Inc.

23.1	Consent of Deloitte & Touche LLP

23.2	Notice Regarding Lack of Consent of Arthur Andersen LLP

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Letter to SEC regarding Arthur Andersen LLP, dated March 26, 2002 (B) (Exhibit 99.1)

(A)	Previously filed with, and incorporated herein by reference to, designated exhibits to Registration Statement on Form S-1 of Captaris, Inc., File No. 333-85452.
(B)	Previously filed with, and incorporated by reference to, designated exhibits to the Company’s 2001 Annual Report on Form 10-K, File No. 0-25186.
(D)	Previously filed with, and incorporated by reference to, designated exhibit to the Company’s Registration Statement on Form 8-A, filed on February 2, 2001, File No. 0-25186.
(D)	Previously filed with, and incorporated by reference to, designated exhibit to Registration Statement on form S-8 of Captaris, Inc., File No. 333-38570.
(E)	Previously filed with, and incorporated by reference to, designated exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 0-25186.
(F)	Previously filed with, and incorporated by reference to, designated exhibit to the Company’s 1999 Annual Report on Form 10-K, File No. 0-25186.
(G)	Previously filed with, and incorporated by reference to, designated exhibit to the Company’s 2000 Annual Report on Form 10-K, File No. 0-25186.
(H)	Previously filed with, and incorporated by reference to, designated exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 0-25186.
(k)	Previously filed with, and incorporated by reference to, designated exhibit to the Company’s Registration Statement on Form S-8, File No. 333-42279.
#	Confidential treatment requested for a portion of this agreement.