Form 10-Q
period 2003-03-31
CAPTARIS INC
filed 2003-05-15
CIK 931784

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                 .

Commission File Number 0-25186

CAPTARIS, INC.

(Name of Registrant as Specified in Its Charter)

Washington	91-1190085
(State of incorporation)	(I.R.S. Employer Identification Number)

10885 N.E. 4th Street, Suite 400
Bellevue, WA	98004
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (425) 455-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of outstanding shares of the registrant’s common stock as of May 9, 2003 was 30,293,611.

CAPTARIS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2002

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CAPTARIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,789	$21,971
Short-term investments, available for sale	18,926	30,519
Accounts receivable, net	15,570	17,811
Inventories	2,187	2,928
Deferred and income tax receivable	4,419	4,308
Prepaid expenses and other	2,101	1,544

Total current assets	67,992	79,081
Long-term investments, available for sale	28,058	20,599
Equipment and leasehold improvements, net	7,570	7,595
Restricted cash	1,000	1,000
Deferred income taxes	1,553	1,546
Goodwill	9,000	8,976
Intangible and other assets, net	2,365	2,480

Total assets	$117,538	$121,277

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,492	$7,204
Accrued compensation and benefits	3,435	4,186
Deferred revenue	8,385	8,185
Other accrued liabilities	2,295	3,401

Total current liabilities	19,607	22,976

Shareholders’ equity:
Preferred stock, par value $.01 per share, 2,000,000 shares authorized; none outstanding	—	—
Common stock, par value $.01 per share, 120,000,000 shares authorized; 30,268,180 and 30,217,955 outstanding, respectively	303	302
Additional paid-in capital	61,137	60,539
Retained earnings	36,258	37,148
Accumulated other comprehensive income	233	312

Total shareholders’ equity	97,931	98,301

Total liabilities and shareholders equity	$117,538	$121,277

See the accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended March 31,
	2003	2002
Net sales:
Software products	$15,700	$15,801
E-document services	5,910	5,742

Total net sales	21,610	21,543
Cost of sales:
Software products	5,794	6,068
E-document services	2,108	2,096

Total cost of sales	7,902	8,164

Gross profit	13,708	13,379

Operating expenses:
Research and development	2,805	2,698
Selling, general and administrative	12,146	12,043
Amortization of intangibles	57	439
Restructuring charges	—	2,119
Stock compensation expense (benefit)	482	(204)
Other	—	875

Total operating expenses	15,490	17,970

Operating loss	(1,782)	(4,591)

Other income (expense):
Interest	455	736
Other, net	(43)	(362)

Other income	412	374

Loss before income tax benefit and cumulative effect of change in accounting principle	(1,370)	(4,217)
Income tax benefit	(480)	(2,109)

Loss before cumulative effect of change in accounting principle	(890)	(2,108)
Cumulative effect of change in accounting principle	—	(2,695)

Net loss	$(890)	$(4,803)

Basic and diluted loss per common share prior to cumulative effect	$(0.03)	$(0.07)
Cumulative effect of change in accounting principle	—	(0.08)

Basic and diluted loss per common share	$(0.03)	$(0.15)

Weighted average common shares outstanding	30,220	31,824

See the accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarter Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(890)	$(4,803)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,113	1,420
Realized loss (gain) on investments, net	6	—
Stock compensation expense	482	(204)
Deferred income taxes	(118)	(1,142)
Cumulative effect of change in accounting principle	—	2,695
Restructuring and other charges	—	1,561
Unrealized gain (loss) on investments, net of tax	(63)	—
Foreign currency translation adjustment	(16)	—
Changes in current assets and liabilities:
Accounts receivable, net	2,241	328
Inventories	741	205
Prepaid expenses and other assets	(557)	(883)
Accounts payable	(1,712)	(1,722)
Accrued compensation and benefits	(751)	(1,730)
Other accrued liabilities	(906)	1,772

Net cash provided (used) by operating activities	(430)	(2,503)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(997)	(495)
Purchase of investments	(17,358)	(10,075)
Proceeds from sale of and principal pay downs on investments	21,486	9,793

Net cash provided (used) by investing activities	3,131	(777)

Cash flows from financing activities:
Proceeds from exercise of common stock options	117	260

Net cash provided (used) by financing activities	117	260

Net increase (decrease) in cash	2,818	(3,020)
Cash and cash equivalents at beginning of period	21,971	19,654

Cash and cash equivalents at end of period	$24,789	$16,634

See the accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Quarters ended March 31, 2003 and 2002

(Unaudited)

1.    Interim Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated balance sheets and related interim consolidated statements of operations, and cash flows have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments considered necessary for fair presentation have been included. Interim results are not necessarily indicative of results for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ from those estimates.

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

	Software Products	E-document Services	Corporate	Total
	(in thousands)
Quarter ended March 31, 2003
Net sales	$15,700	$5,910	$—	$21,610
Operating income (loss)	(1,868)	999	(913)	(1,782)
Quarter ended March 31, 2002
Net Sales	$15,801	$5,742	$—	$21,543
Operating income (loss)	(4,501)	747	(837)	(4,591)

The Company’s sales by country, as determined by shipping destination were as follows:

	Quarter Ended March 31,
	2003	2002
	(in thousands)
United States	$17,298	$17,420
Canada	771	407
United Kingdom	619	1,044
Other	2,922	2,672

Total net sales	$21,610	$21,543

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    OEM Agreement

In January 2002, the Company entered into an original equipment manufacturing (OEM) agreement with Cisco Systems, Inc., under which the Company has granted Cisco an exclusive third-party license to certain enabling technology. The agreement generally provides for quarterly payments to be made by Cisco to the Company through mid-2005. However, the timing and amount of these payments are subject to a number of conditions, some of which are beyond the control of the Company, and there can be no assurance that any additional payments will be received. Future payments depend on Cisco’s ability to successfully implement the technology and, under certain conditions, Cisco may accelerate the payments at a discounted rate or terminate the license and make no further payments. The Company received a payment of $833,000 in 2001 and received payments of $2.5 million in 2002. The Company recognized $3.3 million in revenue from this agreement in 2002, of which $98,000 was recognized in the first quarter of 2002. The Company did not receive a payment, or recognize revenue, from Cisco in the first quarter of 2003. Revenue related to the Company’s OEM agreement with Cisco Systems is generally recorded as cash payments are received. However, if payments are received ahead of schedule, a portion would be deferred to account for future support periods.

4.    Cumulative Effect of Change in Accounting Principle

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangibles Assets, which eliminates the amortization of goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with finite lives, and addresses impairment testing and recognition for goodwill and intangible assets. The company evaluated its other intangible assets, including core technology, customer lists, and other and determined that these assets have finite lives. Additionally, a $2.7 million non-cash charge was recognized in the first quarter of 2002 as a cumulative effect of change in accounting principle as a result of the impairment of goodwill. SFAS No. 142 prescribes an impairment testing of goodwill to be performed at least annually. The Company completed this annual evaluation during the first quarter of 2003 noting no additional impairment.

5.    Restructuring Charge

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

6.    Stock Based Compensation

During the second quarter of 2001, the Company offered a limited non-compulsory exchange of employee stock options on a less than one-for-one basis. The exchange (which closed on July 10, 2001) resulted in the voluntary cancellation of employee stock options to purchase 3,125,620 shares of our common stock with varying exercise prices greater than $10.00 per share in exchange for 1,298,284 employee stock options with an exercise price of $2.11. The option exchange offer resulted in variable accounting treatment for a total of 1,951,307 options, representing the 1,298,284 new options granted in the exchange, as well as all employee options modified during the year. Variable accounting will continue until all options subject to variable accounting treatment are exercised, cancelled or expired. Variable accounting treatment will result in charges or credits, recorded to “Stock-based compensation”, dependent on unpredictable fluctuations in quoted prices for the Company’s common stock. At March 31, 2003 and 2002 the Company had 1,226,229 and 1,554,927 options to purchase common shares subject to variable accounting. The Company recorded a charge of $482,000 and a benefit of $204,000 for the first quarter of 2003 and 2002, respectively.

Allocation of this stock compensation benefit (expense) to the operating categories is as follows:

	March 31,
	2003	2002
	(in thousands)
Cost of Sales	$(31)	$7
Research and development	(90)	35
Selling, general and administrative	(361)	162

	$(482)	$204

The Company accounts for stock options under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized, as there is no difference between the exercise price and fair market value at the date of grant. Had compensation cost for stock option grants made in the first quarter of 2003 been determined using the fair value method consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net loss and loss per share would have been as shown in the following pro forma amounts for the quarter ended March 31, 2003:

	(in thousands, except per share data)
Net Income (Loss):	As Reported	$(890)
	Fair value of Stock-based compensation	(357)
	Variable accounting expense, net of tax	313

	Pro Forma	$(934)

Basic and diluted EPS:	As Reported	(0.03)
	Fair value of Stock-based compensation	(0.01)
	Variable accounting expense, net of tax	0.01

	Pro Forma	$(0.03)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the quarter ended March 31, 2003: risk-free interest rates of 2.81%; expected lives of five years; expected volatility of 69%; and no dividends.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.    Net Income (Loss) Per Share

Basic earnings (loss) per common share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share were computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding during the year, plus the net additional shares that would have been issued had all dilutive options and warrants been exercised less shares that would be repurchased with the proceeds from such exercise. Dilutive options are those that have an exercise price that is less than the average stock price during the period.

Potentially issuable common shares of 1,128,852 and 761,830 were excluded from the calculation of diluted shares outstanding for the quarters ended March 31, 2003 and 2002, respectively, as they were antidilutive.

8.    Changes in Shareholders’ Equity

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(in thousands)
Beginning balance at December 31, 2002	$302	$60,539	$37,148	$312	$98,301
Net Loss			(890)		(890)
Exercise of stock options	1	116			117
Stock based compensation expense		482			482
Unrealized loss on investments, net of tax				(63)	(63)
Foreign currency translation adjustment	—	—	—	(16)	(16)

Ending balance at March 31, 2003	$303	$61,137	$36,258	$233	$97,931

9.    Other Charges

In April 2002, the Company entered into a nonexclusive license agreement with AudioFAX IP LLC, settling a patent infringement suit filed by AudioFAX on November 30, 2001. The Company paid a one-time fee to license the technology until the patents expire in 2008 and 2011. In the first quarter of 2002, the Company recorded an other charge of $875,000, reflecting management’s assessment of the fair value of the portion of the license fee that relates to prior years. The balance of the license fee was capitalized and is being amortized over the remaining life of the licensor’s patents. Amortization expense was $22,000 in the first quarter of 2003.

10.    Legal Proceeding

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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this document and the 2002 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 2003.

The following discussion of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Words such as “believes,” “expects,” “anticipates,” “intends,” “plans” and similar expressions are intended to identify forward-looking statements. Captaris’ actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described below and under the caption “Factors that May Affect Our Business, Future Operating Results, Financial Condition and Market Price of Our Stock” set forth at the end of this Item 2. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q.

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

The Company’s product lines include electronic document delivery and unified communications products, as well as, outsourced electronic document delivery services. The Company’s computer-oriented product lines target the fax server and production fax markets and focus on high-performance fax processing and unified messaging, as well as Internet, corporate intranet and phone-based information access. The Company’s telephony-oriented product lines serve the messaging markets and focus on voice and call processing, unified messaging, and personal and workgroup call management. E-document delivery services target the outsourced mass fax and permission e-mail markets for time-critical business-to-business (B2B) communications. These services include high-volume, IP fax and e-mail broadcast and merge offerings, fax reply and fax-on-demand applications as well as industry-specific services and custom workflow solutions for unique customer requirements.

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

Results of Operations

The Company derives net sales primarily from initial sales of software and licenses, outsourced e-document delivery services as well as follow-on sales of add-on software modules and product upgrades. Sales to resellers, distributors and end-users are recognized when the products are shipped unless the sale includes acceptance provisions. Sales of fully integrated systems are no longer significant. The Company continues to distribute both fax and voice circuit boards with a significant number of its software product sales for which the Company receives a margin significantly less than the margin on its software products. The sales mix among the Company’s product categories and the circuit board content of its product sales affect both net sales and gross margin. Additionally, the Company receives maintenance fees for providing technical support and/or product upgrades. The Company recognizes maintenance revenue ratably over the life of the maintenance contract. Revenue from outsourced e-document delivery services is recognized at the time the service is provided.

Net Sales and Gross Margin

	Quarter ended March 31, 2003	% of total net sales	Change from prior year quarter	Quarter ended March 31, 2002	% of total net sales
	(in thousands)
Net Sales:
E-document products	$13,358	61.8%	$1,146	$12,212	56.7%
Other software products	2,342	10.8	(1,247)	3,589	16.6

Total software products	15,700	72.6	(101)	15,801	73.3
E-document services	5,910	27.4	168	5,742	26.7

Total net sales	$21,610	100%	$67	$21,543	100%

Gross Margin:
Software products	$9,906		$173	$9,733
E-document services	3,802		156	3,646

Total gross margin	$13,708	63.4%	$329	$13,379	62.1%

Net Sales

E-document product sales, which represent sales of the Company’s RightFax products and related maintenance and upgrade revenues, increased 9.4% over the first quarter of 2002. Management attributes this increase in sales to a renewed focus on, and investment in, marketing efforts that began in the prior year and continued into 2003. E-document product sales were primarily generated through the Company’s indirect channel of distributors. The decline in other software products net sales is attributable to a decline in demand for the Company’s messaging products. The Company believes demand for these messaging products has been slow industry-wide, and that net sales for messaging products has been negatively impacted by levels of IT spending and continued softness in telephony related spending in general. Net sales of mobility products are also included in other software products and continue to be insignificant.

The Company did not receive a payment, nor did it recognize revenue, from its OEM agreement with Cisco Systems during the first quarter of 2003. Revenue from this agreement was $98,000 in the first quarter of 2002. The company does not currently expect a payment from Cisco in the second quarter of 2003. Revenue from this agreement is currently anticipated to range between $3 and $5 million for 2003. However, this anticipated revenue depends on the receipt of future payments from Cisco. The timing and amount of these payments are subject to a number of conditions, some of which are beyond the control of the Company and there can be no assurance that any additional payments will be made. In particular, future payments depend on Cisco’s ability to successfully implement the technology. In addition, under certain conditions Cisco may accelerate the payments at a discounted rate or terminate the license and make no further payments.

Outsourced e-document services net sales are derived from the Company’s MediaLinq services group that is a provider of broadcast fax and permission email services. Net sales of these services increased 2.9% over the first quarter of 2002 and are attributable to increases in revenue from permission email and the Company’s ability to increase volume with relatively stable pricing for its broadcast fax business. There can be no assurances that recent relatively stable pricing trends will continue.

International sales increased 4.6% over the first quarter of 2002 and represented 20.0% and 19.1% of total net sales for the first quarter of 2003 and 2002, respectively.

Gross Profit

Gross margin for software products increased to 63.1% in the first quarter of 2003 as compared to 61.6% for the first quarter of 2002. This increase is attributable to favorable product mix, which contained a greater portion of higher margin RightFax product sales. Gross margin for the services group increased from 63.5% in the first quarter of 2002 to 64.3% in the same period in 2003. The increase reflects the Company’s ability to manage its switch and service related costs and continued favorable pricing on long distance rates that are a significant portion of this group’s cost of providing services. The Company expects gross margin percentages to remain relatively constant and could increase later in the year depending on the amount and timing of future revenues from the Company’s OEM agreement with Cisco Systems. Realization of revenue from the Cisco OEM agreement has a material impact on the Company’s margin percentage as this revenue carries a significantly higher margin than normal product and service sales.

Research and Development

	2003	Change from 2002	2002
	(in thousands)
Research and development	$2,805	$107	$2,698

Research and development costs were 13.0% and 12.5% of sales in the first quarter of 2003 and 2002, respectively. The increase in such expenses is nominal and represents normal fluctuation in spending. Research and development costs are expected to remain relatively constant throughout 2003.

Selling, General and Administrative

	2003	Change from 2002	2002
	(in thousands)
Selling, general and administrative	$12,146	$103	$12,043

Selling, general and administrative costs remained consistent as a percentage of sales and increased slightly in total. Headcount in these areas is down over the first quarter of last year but the Company has increased its investment in marketing and promotion in an effort to maintain or increase sales volume over 2002. The Company anticipates such levels of spending to remain relatively constant throughout 2003. The Company’s relocation of its corporate headquarters office did not result in significant out of pocket charges as such costs were primarily covered by allowances contained in its new lease.

Restructuring and Other Charges

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

In April 2002, the Company entered into a nonexclusive license agreement with AudioFAX IP LLC, settling a patent infringement suit filed by AudioFAX on November 30, 2001. The Company paid a one-time fee to license the technology until the patents expire in 2008 and 2011. In the first quarter of 2002, the Company recorded a charge of $875,000, included in other charges, reflecting management’s assessment of the fair value of the portion of the license fee that relates to prior years. The balance of the license fee, the amount of which is confidential, was capitalized and is being amortized over the remaining life of the licensor’s patents. Amortization expense in the first quarter of 2003 totaled $22,000.

Stock-Based Compensation

During the second quarter of 2001, the Company offered a limited non-compulsory exchange of employee stock options on a less than one-for-one basis. The exchange (which closed on July 10, 2001) resulted in the voluntary cancellation of employee stock options to purchase 3,125,620 shares of our common stock with varying exercise prices greater than $10.00 per share in exchange for 1,298,284 employee stock options with an exercise price of $2.11. The option exchange offer resulted in variable accounting treatment for a total of 1,951,307 options, representing the 1,298,284 new options granted in the exchange as well as all employee options modified during the year. Variable accounting treatment will result in charges or credits, recorded to “Stock-based compensation”, dependent on fluctuations in quoted prices for the Company’s common stock. At March 31, 2003 and 2002 the Company had 1,226,229 and 1,554,927 options to purchase common shares subject to variable accounting. The Company recorded a charge of $482,000 and a benefit of $204,000 for the first quarter of 2003 and 2002, respectively.

Other Income, Net

Other income, net remained relatively constant in total as a result of the offsetting effects of the decline in interest income versus the decline in other expenses for which the prior year amounts are items that did not reoccur themselves in the first quarter of 2003. The decline in interest income was driven by the decrease in available interest rates. Assuming interest rates remain at recent levels, the Company expects interest income to further decline, as rates on maturing investments are greater than rates currently available.

Income Tax Expense

The effective income tax benefit rate for the first quarter of 2003 was 35%.

Cumulative Effect of Change in Accounting Principle

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangibles Assets, which eliminates the amortization of goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with finite lives, and addresses impairment testing and recognition for goodwill and intangible assets. The company evaluated its other intangible assets, including core technology, customer lists, and other and determined that these assets have finite lives. Additionally, a $2.7 million non-cash charge was recognized as a cumulative effect of change in accounting principle as a result of the impairment of goodwill. SFAS No. 142 prescribes an impairment testing of goodwill to be performed at least annually. The Company completed this annual evaluation during the first quarter of 2003 noting no additional impairment.

Liquidity and Capital Resources

Cash used by operating activities in the three months ended March 31, 2003 was $430,000 driven primarily by the quarter net loss and changes in working capital accounts. The accounts receivable collection period was approximately 64 days at March 31, 2003. The Company faces credit risks with customers and partners in its distribution model and therefore maintains appropriate accruals for such exposures, while continuing to closely monitor reserves. Net accounts receivables decreased from $17.8 million at December 31, 2002 to $15.6 million at March 31, 2003.

In August 2000, the Board of Directors approved a plan to repurchase up to $15 million of the Company’s common stock. At March 31, 2003, $10 million remains available under this repurchase program. No repurchases were made during the first quarter of 2003 or the first quarter of 2002. The Company may repurchase shares in the future subject to open trading windows, overall market conditions, stock prices, and the Company’s cash position and requirements going forward.

The Company expects that its current cash, short-term investments, and available bank line of credit will provide sufficient working capital for operations for the foreseeable future.

Contractual Obligations and Commercial Commitments

The following table summarizes the Company’s contractual obligations and commercial commitments as of March 31, 2003 and the effect such obligations are expected to have on liquidity in future periods:

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Operating Lease Obligations	$7,122	$2,028	$2,921	$2,173	—
Co-op advertising	507	507	—	—	—

At March 31, 2003, the Company had a $4 million unsecured revolving line of credit, $2 million for unsecured borrowings and $2 million dollars reserved for letters of credit. As of March 31, 2003, the Company utilized $1 million of its letter of credit capacity in conjunction with its corporate headquarters lease. The Company has placed $1 million in a restricted certificate of deposit with the bank that supports the letter of credit. The Company did not borrow under its line of credit during the year ended December 31, 2002 and did not borrow in the quarter ended March 31, 2003. The line expires in August 2004, and contains certain financial covenants and restrictions as to various matters, including restrictions on the Company’s ability to pay cash dividends without the bank’s prior approval. Borrowings under the line of credit bear interest at the bank’s prime rate or, at the Company’s option, its interbank offering rate plus 1.50%.

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

Our revenue, and therefore our results of operations, may also fluctuate based on the amount of revenue, if any, we receive pursuant to our original equipment manufacturing (OEM) agreement with Cisco Systems, Inc. Under the agreement, the Company has granted Cisco an exclusive third-party license to certain enabling technology. The agreement generally provides for quarterly payments to be made by Cisco to the Company through mid-2005. The Company received a payment of $833,000 in 2001 and received payments totaling $2.5 million in 2002. The Company recognized $3.3 million in revenue from this agreement in 2002. The Company received no payments and recognized no revenue in the first quarter of 2003. The timing and amount of any future payments under the agreement are subject to a number of conditions, some of which are beyond our control. In particular, future payments depend on Cisco’s ability to successfully implement the technology. In addition, under certain conditions, Cisco may accelerate the payments at a discounted rate or terminate the license and make no further payments. Accordingly, there can be no assurance that any additional payments will be made under the agreement or that any payments that are made will be made on the schedule we anticipate, which could have an adverse impact on our results of operations generally or in a particular quarter.

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

In the telephony-oriented market for messaging systems, our principal competitors include PBX manufacturers like Avaya, Inc., Cisco Systems, Inc., Interactive Intelligence, Inc., Mitel Corporation, NEC America, Inc., Nortel Networks Corporation and Siemens. In addition, there are independent suppliers of computer-telephony solutions such as Cycos AG, Esna Technologies, Inc., and Teleware plc, who offer integrated voice-messaging systems and unified messaging systems that integrate with multiple PBX products, sold independently or as an OEM offering.

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

Our investment in the mobile business solutions market, which is an unproven market, may not be successful.

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

The Company maintains an investment portfolio consisting primarily of investment grade interest bearing securities. These securities are classified as “available for sale” securities. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2003, the fair value of the portfolio would decline by an immaterial amount. Because the Company has the ability to hold its fixed income investments until maturity, it does not expect its operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on its securities portfolio.

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

Item 4. CONTROLS AND PROCEDURES

In July 2002, the Company engaged new independent accountants, Deloitte & Touche LLP (“D&T”), to audit the Company’s 2002 financial statements. In addition, in October 2002, the Company engaged D&T to audit the Company’s 2001 restated financial statements. In connection with the completion of its audit of, and the issuance of an unqualified report on, the Company’s financial statements for the years ended December 31, 2001 and 2002, D&T advised management of the Company and the Audit Committee of its Board of Directors of certain deficiencies that existed in the design or operation of the Company’s internal accounting controls which, considered collectively, constituted a material weakness in the Company’s internal controls pursuant to standards established by the American Institute of Certified Public Accountants. These deficiencies included the design of controls surrounding timely reconciliation of accounts and supervision and monitoring of staff who have significant roles in internal control.

The Company has taken appropriate steps to correct the deficiencies identified by D&T and is continuing to implement improvements to its policies, procedures, systems and staff who have significant roles in internal control to address these matters. The steps taken and to be taken to correct the weaknesses and deficiencies identified by D&T may constitute significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Evaluation referred to below.

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company has evaluated the internal control weaknesses identified by D&T and the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) within 90 days of the filing date of this quarterly report (the “Evaluation”). During the course of the Evaluation, the CEO and CFO took note of, and considered as part of the Company’s disclosure controls and procedures, the additional procedures performed and controls instituted by the Company to supplement its internal controls in order to mitigate the effect of the weaknesses identified by D&T, including the steps taken by the Company to correct those weaknesses and deficiencies. Based on the Evaluation, the CEO and CFO concluded, as of the date of the Evaluation, that the Company’s disclosure controls and procedures, including the additional procedures, were effective to ensure that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported within the appropriate time periods.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K (Item 9) on February 7, 2003 relating to its preliminary financial results for its financial results for its fourth quarter and year ended December 31, 2002, and results of the re-audit of its 2001 financial statements.

The Company filed a Current Report on Form 8-K (Item 9) on March 26, 2003 relating to its financial results for its fourth quarter and year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of May 2003.

CAPTARIS, INC.

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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ JEFFREY B. DECILLIA
Chief Financial Officer