Form 10-Q
period 2003-06-30
CAPTARIS INC
filed 2003-08-14
CIK 931784

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

The number of outstanding shares of the registrant’s common stock as of August 7, 2003 was 30,528,375.

CAPTARIS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2003

PART I. FINANCIAL INFORMATION

Item	1. FINANCIAL STATEMENTS

CAPTARIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$14,450	$21,971
Short-term investments, available for sale	21,786	30,519
Accounts receivable, net	15,218	17,811
Inventories	2,023	2,928
Deferred and income tax receivable	4,092	4,308
Prepaid expenses and other	1,854	1,544

Total current assets	59,423	79,081
Long-term investments, available for sale	39,438	20,599
Equipment and leasehold improvements, net	7,493	7,595
Restricted cash	1,000	1,000
Deferred income taxes	1,572	1,546
Goodwill	9,034	8,976
Intangible and other assets, net	2,250	2,480

Total assets	$120,210	$121,277

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,428	$7,204
Accrued compensation and benefits	3,822	4,186
Deferred revenue	9,025	8,185
Other accrued liabilities	2,158	3,401

Total current liabilities	20,433	22,976

Total liabilities	20,433	22,976

Shareholders’ equity:
Preferred stock, par value $.01 per share, 2,000,000 shares authorized; none outstanding	—	—
Common stock, par value $.01 per share, 120,000,000 shares authorized; 30,423,009 and 30,217,955 outstanding, respectively	304	302
Additional paid-in capital	62,069	60,539
Retained earnings	36,998	37,148
Accumulated other comprehensive income	406	312

Total shareholders’ equity	99,777	98,301

Total liabilities and shareholders equity	$120,210	$121,277

See the accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net sales:
Software products	$18,139	$16,767	$33,839	$32,567
E-document services	5,909	5,981	11,819	11,724

Total net sales	24,048	22,748	45,658	44,291
Cost of sales:
Software products	6,440	6,023	12,244	12,091
E-document services	2,143	2,161	4,241	4,257

Total cost of sales	8,583	8,184	16,485	16,348

Gross profit	15,465	14,564	29,173	27,943

Operating expenses:
Research and development	2,858	2,749	5,664	5,447
Selling, general and administrative	11,140	12,509	23,286	24,552
Impairment of intangible assets	—	5,529	—	5,529
Amortization of intangibles	57	461	114	900
Restructuring charges	—	—	—	2,119
Stock compensation expense (benefit)	622	(410)	1,104	(614)
Other	—	—	—	875

Total operating expenses	14,677	20,838	30,168	38,808

Operating income (loss)	788	(6,274)	(995)	(10,865)

Other income (expense):
Interest	355	588	810	1,324
Other, net	(4)	(80)	(46)	(442)

Other income	351	508	764	882

Income (loss) before income tax expense (benefit) and cumulative effect of change in accounting principle	1,139	(5,766)	(231)	(9,983)
Income tax expense (benefit)	399	(2,018)	(81)	(4,127)

Income (loss) before cumulative effect of change in accounting principle	740	(3,748)	(150)	(5,856)
Cumulative effect of change in accounting principle	—	—	—	(2,695)

Net income (loss)	$740	$(3,748)	$(150)	$(8,551)

Basic income (loss) per common share prior to cumulative effect	$0.02	$(0.12)	$0.00	$(0.18)
Cumulative effect of change in accounting principle	—	—	—	(0.09)

Basic income (loss) per common share	$0.02	$(0.12)	$0.00	$(0.27)

Weighted average common shares outstanding, basic	30,311	31,876	30,274	31,858
Diluted income (loss) per common share prior to cumulative effect	$0.02	$(0.12)	$0.00	$(0.18)
Cumulative effect of change in accounting principle	—	—	—	(0.09)

Diluted income (loss) per common share	$0.02	$(0.12)	$0.00	$(0.27)

Weighted average common shares outstanding, diluted	30,816	31,876	30,274	31,858

See the accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(150)	$(8,551)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,134	2,849
Realized loss on investments, net	53	21
Stock compensation expense (benefit)	1,104	(614)
Impairment of intangibles	—	5,529
Deferred income taxes	190	(2,433)
Cumulative effect of change in accounting principle	—	2,695
Restructuring and other charges	—	1,611
Unrealized gain (loss) on investments, net of tax	(50)	—
Foreign currency translation adjustment	144	(34)
Changes in current assets and liabilities:
Accounts receivable, net	2,593	162
Inventories	905	(859)
Prepaid expenses and other assets	(310)	(193)
Accounts payable	(1,775)	235
Accrued compensation and benefits	(364)	(1,123)
Other accrued liabilities	(403)	(394)

Net cash provided (used) by operating activities	4,071	(1,099)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(1,860)	(1,039)
Purchase of investments	(47,165)	(17,378)
Proceeds from sale of and principal pay downs on investments	37,005	20,432

Net cash provided (used) by investing activities	(12,020)	2,015

Cash flows from financing activities:
Proceeds from exercise of common stock options	605	452
Settlement of note payable	—	(1,472)
Stock repurchase	(177)	—

Net cash provided (used) by financing activities	428	(1,020)

Net increase (decrease) in cash	(7,521)	(104)
Cash and cash equivalents at beginning of period	21,971	19,654

Cash and cash equivalents at end of period	$14,450	$19,550

See the accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Quarters ended June 30, 2003 and 2002

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

	Software Products	E-document Services	Corporate	Total
	(in thousands)
Quarter ended June 30, 2003
Net sales	$18,139	$5,909	$—	$24,048
Operating income (loss)	1,174	785	(1,171)	788
Quarter ended June 30, 2002
Net Sales	$16,767	$5,981	$—	$22,748
Operating income (loss)	(1,516)	992	(5,750)	(6,274)

Six months ended June 30, 2003
Net sales	$33,839	$11,819	$—	$45,658
Operating income (loss)	(694)	1,785	(2,086)	(995)
Six months ended June 30, 2002
Net Sales	$32,567	$11,724	$—	$44,291
Operating income (loss)	(3,504)	1,824	(9,185)	(10,865)

The Company’s sales by country, as determined by shipping destination were as follows:

	Quarter ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(in thousands)
United States	$19,835	$18,987	$37,133	$36,407
United Kingdom	735	863	1,655	1,907
Canada	629	326	1,382	733
Other	2,849	2,572	5,488	5,244

Total net sales	$24,048	$22,748	$45,658	$44,291

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     OEM Agreement

In January 2002, the Company entered into an original equipment manufacturing (OEM) agreement with Cisco Systems, Inc., under which the Company has granted Cisco an exclusive third-party license to certain enabling technology. The agreement generally provides for quarterly payments to be made by Cisco to the Company through mid-2005. However, the timing and amount of these payments are subject to a number of conditions, some of which are beyond the control of the Company, and there can be no assurance that any additional payments will be received. Future payments depend on Cisco’s ability to successfully implement the technology and, under certain conditions, Cisco may accelerate the payments at a discounted rate or terminate the license and make no further payments. The Company received a payment of $833,000 in 2001 and received payments of $2.5 million in 2002. The Company recognized $3.3 million in revenue from this agreement in 2002, of which $98,000 and $588,000 were recognized in the first and second quarters of 2002, respectively. The Company did not receive a payment, or recognize revenue, from Cisco in the first or second quarter of 2003. Revenue related to the Company’s OEM agreement with Cisco Systems is generally recorded as cash payments are received. However, if payments are received ahead of schedule, a portion would be deferred to account for future support periods.

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

6.     Stock Based Compensation

During the second quarter of 2001, the Company offered a limited non-compulsory exchange of employee stock options on a less than one-for-one basis. The exchange (which closed on July 10, 2001) resulted in the voluntary cancellation of employee stock options to purchase 3,125,620 shares of our common stock with varying exercise prices greater than $10.00 per share in exchange for 1,298,284 employee stock options with an exercise price of $2.11. The option exchange offer resulted in variable accounting treatment for a total of 1,951,307 options, representing the 1,298,284 new options granted in the exchange, as well as all employee options modified during the year. Variable accounting will continue until all options subject to variable accounting treatment are exercised, cancelled or expired. Variable accounting treatment will result in charges or credits, recorded to “Stock-based compensation”, dependent on unpredictable fluctuations in quoted prices for the Company’s common stock. At June 30, 2003 and 2002, the Company had 1,170,213 and 1,496,599 options to purchase common shares subject to variable accounting. The Company recorded a charge of $622,000 and a benefit of $410,000 for the second quarter of 2003 and 2002, respectively. The net effect of variable accounting resulted in a charge of $1,104,000 and a benefit of $614,000 for the six months ended June 30, 2003 and 2002, respectively.

Allocation of this stock compensation expense (benefit) to the operating categories is as follows:

	Quarter ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(in thousands)
Cost of Sales	$38	$(34)	$69	$(41)
Research and development	87	(91)	177	(126)
Selling, general and administrative	497	(285)	858	(447)

Total expense (benefit)	$622	$(410)	$1,104	$(614)

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company accounts for stock options under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized, as there is no difference between the exercise price and fair market value at the date of grant. Had compensation cost for stock option grants made in the second quarter of 2003 been determined using the fair value method consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net loss and loss per share would have been as shown in the following pro forma amounts for the quarters and six months ended June 30, 2003 and June 30, 2002:

		Quarter ended June 30,		Six months ended June 30,
		2003	2002	2003	2002
		(in thousands, except per share data)
Net Income (Loss):	As Reported	$740	$(3,748)	$(150)	$(8,551)
	Fair value of Stock-based compensation	(243)	(949)	(600)	(1,712)
	Variable accounting expense (benefit), net of tax	404	(266)	717	(399)

	Pro Forma	$(901)	$(4,963)	$(33)	$(10,662)

Basic EPS:	As Reported	0.02	(0.12)	0.00	(0.27)
	Fair value of Stock-based compensation	(0.01)	(0.03)	(0.02)	(0.03)
	Variable accounting expense (benefit), net of tax	0.01	(0.01)	0.02	(0.01)

	Pro Forma	$0.02	$(0.16)	$0.00	$(0.31)

Diluted EPS:	As Reported	0.02	(0.12)	0.00	(0.27)
	Fair value of Stock-based compensation	(0.01)	(0.03)	(0.02)	(0.03)
	Variable accounting expense (benefit), net of tax	0.01	(0.01)	0.02	(0.01)

	Pro Forma	$0.02	$(0.16)	$0.00	$(0.31)

In calculating the pro forma compensation, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

	Quarter ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	68.8%	61.4%	68.8%	61.4%
Risk-free interest rate	2.81%	4.48%	2.81%	4.48%
Expected life (in years)	5	5	5	5

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

Potentially issuable common shares of 490,161 were excluded from the calculation of diluted shares outstanding for the quarter ended June 30, 2002, as they were antidilutive.

Potentially issuable common shares of 427,766 and 488,345 were excluded from the calculation of diluted shares outstanding for the six months ended June 30, 2003 and 2002, respectively, as they were antidilutive.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.    Changes in Shareholders’ Equity

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(in thousands)
Beginning balance at December 31, 2002	$302	$60,539	$37,148	$312	$98,301
Net Loss			(150)		(150)
Exercise of stock options	2	603			605
Stock buyback		(177)			(177)
Stock based compensation expense		1,104			1,104
Unrealized loss on investments, net of tax				(50)	(50)
Foreign currency translation adjustment	—	—	—	144	144

Ending balance at June 30, 2003	$304	$62,069	$36,998	$406	$99,777

9.    Other Charges

In April 2002, the Company entered into a nonexclusive license agreement with AudioFAX IP LLC, settling a patent infringement suit filed by AudioFAX on November 30, 2001. The Company paid a one-time fee to license the technology until the patents expire in 2008 and 2011. In the first quarter of 2002, the Company recorded an other charge of $875,000, reflecting management’s assessment of the fair value of the portion of the license fee that relates to prior years. The balance of the license fee was capitalized and is being amortized over the remaining life of the licensor’s patents. Amortization expense related to this license was $22,000 for the quarters ended June 30, 2002 and 2003, respectively. Amortization expense was $22,000 and $44,000 for the six months ended June 30, 2002 and 2003, respectively.

10.    Legal Proceeding

As reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, on September 25, 2002, Lan-Aces, Inc. filed a complaint in the District Court of Harris County, Texas against the Company seeking damages of $600,000 plus attorney’s fees for breach of contract. The Company removed the action to Federal Court in the Southern District of Texas on October 18, 2002. On January 23, 2003, Lan-Aces, Inc. filed an amended complaint adding unspecified statutory damages under the Copyright Act. The amended complaint alleged that the Company either breached an alleged agreement between the plaintiff and Infinite Technologies, Inc., or infringed plaintiff’s copyright, with respect to software incorporated in the “MailandNews.com” website, a free Internet service acquired as part of the Infinite Technologies acquisition and subsequently transferred to an unrelated third party. In July 2003, the matter was resolved by settlement between the parties, pursuant to which the Company agreed to pay an immaterial amount to the plaintiff. Pursuant to settlement, the case has been dismissed.

11.    New Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for certain contracts entered into or modified by the Company after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how the Company would classify and measure financial instruments with characteristics of both liabilities and equity and requires the Company to classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances). SFAS No. 150 also revises the definition of a liability to encompass obligations that the Company can or must settle by issuing equity shares, depending on the nature of the relationship established between the Company and a holder of its stock. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 is not expected to have a material impact on the Company’s financial position or results of operations.

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

The Company’s product lines include e-document delivery and unified communications products, as well as, outsourced e-document delivery services. The Company’s computer-oriented product lines target the fax server and production fax markets and focus on high-performance fax processing and unified messaging, as well as Internet, corporate intranet and phone-based information access. The Company’s telephony-oriented product lines serve the messaging markets and focus on voice and call processing, unified messaging, and personal and workgroup call management. E-document delivery services target the outsourced mass fax and permission e-mail markets for time-critical business-to-business (B2B) communications. These services include high-volume, IP fax and e-mail broadcast and merge offerings, fax reply and fax-on-demand applications as well as industry-specific services and custom workflow solutions for unique customer requirements.

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

Intention to Sell CallXpress Business of the Company

In July of 2003, the Company announced its intention to sell substantially all of its CallXpress product line, which primarily includes the Company’s voice and unified messaging business. Except as specifically set forth below, the discussions below, including any forward looking statements, do not contemplate the impact of any such sale on the Company’s results of operations for 2003, and beyond, as we are unable to predict the impact of the potential sale of the CallXpress business until we reach a definitive agreement and understand the related terms and timing of such a transaction. There can be no assurance that the Company will be able to complete a sale transaction on acceptable terms or that the Company will realize the benefits of any such transaction. In addition, depending on the terms of any sale transaction, the Company may incur restructuring and other sale related charges that could have a material effect on the Company’s results of operations in the quarter or year in which such charges are incurred.

Results of Operations

The Company derives net sales primarily from initial sales of software and licenses, outsourced e-document delivery services as well as follow-on sales of add-on software modules and product upgrades. Sales to resellers, distributors and end-users are recognized when the products are shipped unless the sale includes acceptance provisions. Sales of fully integrated systems are no longer significant. The Company continues to distribute both fax and voice circuit boards with a significant number of its software product sales for which the Company receives a margin significantly less, particularly with respect to the hardware associated with its voice messaging products, than the margin on its software products. The sales mix among the Company’s product categories and the circuit board content of its product sales affect both net sales and gross margin. Additionally, the Company receives maintenance fees for providing technical support and/or product upgrades. The Company recognizes maintenance revenue ratably over the life of the maintenance contract. Revenue from outsourced e-document delivery services is recognized at the time the service is provided.

Net Sales and Gross Margin

	Quarter ended June 30, 2003	% of total net sales	Change from prior year quarter	Quarter ended June 30, 2002	% of total net sales
	(in thousands)
Net Sales:
E-document products	$15,444	64.2%	$2,939	$12,505	55.0%
Other software products	2,695	11.2	(1,567)	4,262	18.7

Total software products	18,139	75.4	1,372	16,767	73.7
E-document services	5,909	24.6	(72)	5,981	26.3

Total net sales	$24,048	100.0%	$1,300	22,748	100.0%
Gross Margin:
Software products	$11,699		$956	$10,743
E-document services	3,766		(55)	3,821

Total gross margin	$15,465	64.3%	$901	$14,564	64.0%

	Six months ended June 30, 2003	% of total net sales	Change from prior year period	Six months ended June 30, 2002	% of total net sales
	(in thousands)
Net Sales:
E-document products	$28,803	63.1%	$4,088	$24,715	55.8%
Other software products	5,036	11.0	(2,816)	7,852	17.7

Total software products	33,839	74.1	1,272	32,567	73.5
E-document services	11,819	25.9	95	11,724	26.5

Total net sales	$45,658	100.0%	$1,367	$44,291	100.0%
Gross Margin:
Software products	$21,595		$1,119	$20,476
E-document services	7,578		111	7,467

Total gross margin	$29,173	63.9%	$1,230	$27,943	63.1%

Net Sales

E-document product sales, which represent sales of the Company’s RightFax products and related maintenance and upgrade revenues, increased 23.5% and 16.5% over the second quarter and six months ended June 30, 2002, respectively. Management attributes this increase in sales to a renewed focus on, and investment in, marketing efforts that began in the prior year and continued into 2003. E-document product sales were primarily generated through the Company’s indirect channel of distributors. The decline in other software products net sales is attributable to a decline in demand for the Company’s messaging products. The Company believes demand for these messaging products has been slow industry-wide, and that net sales for messaging products has been negatively impacted by levels of IT spending and continued softness in telephony related spending in general. In July of 2003, the Company announced its intention to sell substantially all of the assets of its CallXpress business, which consists of the Company’s messaging products. Net sales of mobility products are also included in other software products and continue to be insignificant.

The Company did not receive a payment, nor did it recognize revenue, from its OEM agreement with Cisco Systems during the first or second quarters of 2003. Revenue from this agreement was $98,000 and $588,000 in the first and second quarters of 2002, respectively. The company currently expects to receive at least one payment from Cisco in the second half of 2003. However, the timing and amount of future payments are subject to a number of conditions, some of which are beyond the control of the Company and there can be no assurance that any additional payments will be made. In particular, any future payments, including the payments we expect to receive in the second half of 2003, depend on Cisco’s ability to successfully implement the technology. In addition, under certain conditions Cisco may accelerate the payments at a discounted rate or terminate the license and make no further payments.

E-document services net sales are derived from the Company’s MediaLinq services group that is a provider of outsourced broadcast fax and permission email services. Net sales of these services decreased 1.2% over the second quarter of 2002 and increased nominally over the six months ended June 30, 2002. Outsourced volume grew but was offset by pricing pressures in the second quarter. Historically, the industry has been susceptible to pricing pressures. There can be no assurances regarding future pricing trends.

International sales increased 12.0% over the second quarter of 2002 and represented 17.5% and 16.5% of total net sales for the second quarter of 2003 and 2002, respectively.

International sales increased 8.1% over the six months ended June 30, 2002 and represented 18.7% and 17.8% of total net sales for the six months ended June 30, 2003 and for the six months ended June 30, 2002, respectively.

Gross Profit

The increase in gross margin is attributable to favorable product mix, which contained a greater portion of higher margin RightFax product sales. The Company expects gross margin percentages to remain relatively constant and could increase later in the year depending on the amount and timing of future revenues from the Company’s OEM agreement with Cisco Systems. Realization of revenue from the Cisco OEM agreement has a material impact on the Company’s margin percentage as this revenue carries a significantly higher margin than normal product and service sales.

Research and Development

	Quarter ended June 30, 2003	Change from 2002	Quarter ended June 30, 2002	Six months ended June 30, 2003	Change from 2002	Six months ended June 30, 2002
	(in thousands)
Research and development	$2,858	$109	$2,749	$5,664	$217	$5,447

Research and development costs were 11.9% and 12.1% of sales in the second quarter of 2003 and 2002, respectively. The percentage decrease in such expenses is nominal and represents normal fluctuation in spending. Research and development costs are expected to remain relatively constant throughout 2003.

Selling, General and Administrative

	Quarter ended June 30, 2003	Change from 2002	Quarter ended June 30, 2002	Six months ended June 30, 2003	Change from 2002	Six months ended June 30, 2002
	(in thousands)
Selling, general and administrative	$11,140	$(1,369)	$12,509	$23,286	$(1,266)	$24,552

Selling, general and administrative expenses as a percentage of net sales declined to 46.3% and 51.0% for the three and six month periods ended June 30, 2003 when compared to the same periods in 2002. This decline in expenses reflects the benefits resulting from changes in the Company’s business model and staffing levels in prior periods. The Company anticipates such levels of spending to remain relatively constant throughout 2003.

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

In April 2002, the Company entered into a nonexclusive license agreement with AudioFAX IP LLC, settling a patent infringement suit filed by AudioFAX on November 30, 2001. The Company paid a one-time fee to license the technology until the patents expire in 2008 and 2011. In the first quarter of 2002, the Company recorded a charge of $875,000, included in other charges, reflecting management’s assessment of the fair value of the portion of the license fee that relates to prior years. The balance of the license fee, the amount of which is confidential, was capitalized and is being amortized over the remaining life of the licensor’s patents. Amortization expense in each of the first and second quarters of 2003 was $22,000.

Stock-Based Compensation

During the second quarter of 2001, the Company offered a limited non-compulsory exchange of employee stock options on a less than one-for-one basis. The exchange (which closed on July 10, 2001) resulted in the voluntary cancellation of employee stock options to purchase 3,125,620 shares of our common stock with varying exercise prices greater than $10.00 per share in exchange for 1,298,284 employee stock options with an exercise price of $2.11. The option exchange offer resulted in variable accounting treatment for a total of 1,951,307 options, representing the 1,298,284 new options granted in the exchange as well as all employee options modified during the year. Variable accounting treatment will result in charges or credits, recorded to “Stock-based compensation”, dependent on fluctuations in quoted prices for the Company’s common stock. At June 30, 2003 and 2002 the Company had 1,170,213 and 1,496,599 options to purchase common shares subject to variable accounting. The Company recorded a charge of $622,000 and a benefit of $410,000 for the second quarter of 2003 and 2002, respectively. The net effect of variable accounting resulted in a charge of $1,104,000 and a benefit of $614,000 for the six months ended of 2003 and 2002, respectively.

Other Income, Net

The decline in interest income was driven by the decrease in interest rates on invested funds. Assuming interest rates remain at recent levels, the Company expects interest income to further decline, as rates on maturing investments are greater than rates currently available.

Income Tax Expense

The effective income tax expense (benefit) rate for the second quarter and six months ended June 30, 2003 was 35%, which is the estimated annual effective tax rate.

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

Liquidity and Capital Resources

Cash generated by operating activities in the six months ended June 30, 2003 was $4.1 million and was driven primarily by positive receivable trends and changes in other working capital accounts. The accounts receivable collection period was approximately 55 days at June 30, 2003. Cash used by operating activities in the six months ended June 30, 2002 was $1.1 million due primarily to the loss from operations. The accounts receivable collection period was approximately 60 days at June 30, 2002. The Company faces credit risks with customers and partners in its distribution model and therefore maintains appropriate accruals for such exposures, while continuing to closely monitor reserves. Net accounts receivables decreased from $17.8 million at December 31, 2002 to $15.2 million at June 30, 2003.

During the quarter ended June 30, 2003, the Company repurchased 54,800 common shares for a total of $177,000, or an average of $3.23 per share pursuant to the Company’s ongoing stock repurchase program. In July 2003, the Board of Directors of the company allocated an additional $5 million in funds for the Company’s share repurchase program. Funds available to repurchase shares currently total approximately $15 million. The company may repurchase shares in the future subject to open trading windows, overall market conditions, stock prices and the company’s cash position and requirements going forward. Captaris intends to provide updates on the status of its repurchase program each quarter in its Quarterly Reports on Form 10-Q and Form 10-K filed with the Securities and Exchange Commission.

The Company expects that its current cash, short-term investments, and available bank line of credit will provide sufficient working capital for operations for the foreseeable future.

Contractual Obligations and Commercial Commitments

The following table summarizes the Company’s contractual obligations and commercial commitments as of June 30, 2003 and the effect such obligations are expected to have on liquidity in future periods:

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating Lease Obligations	$6,604	$1,917	$2,858	$1,829	—
Co-op advertising	309	309	—	—	—

At June 30, 2003, the Company had a $4 million unsecured revolving line of credit, of which $2 million was available for unsecured borrowings and $2 million dollars was reserved for letters of credit. As of June 30, 2003, the Company utilized $1 million of its letter of credit capacity in conjunction with its corporate headquarters lease. The Company has placed $1 million in a restricted certificate of deposit with the bank that supports the letter of credit. The Company did not borrow under its line of credit during the year ended December 31, 2002 and did not borrow in the six months ended June 30, 2003. The line expires in August 2004, and contains certain financial covenants and restrictions as to various matters, including restrictions on the Company’s ability to pay cash dividends without the bank’s prior approval. Borrowings under the line of credit bear interest at the bank’s prime rate or, at the Company’s option, its interbank offering rate plus 1.50%.

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

Our revenue, and therefore our results of operations, may also fluctuate based on the amount of revenue, if any, we receive pursuant to our original equipment manufacturing (OEM) agreement with Cisco Systems, Inc. Under the agreement, the Company has granted Cisco an exclusive third-party license to certain enabling technology. The agreement generally provides for quarterly payments to be made by Cisco to the Company through mid-2005. The Company received a payment of $833,000 in 2001 and received payments totaling $2.5 million in 2002. The Company recognized $3.3 million in revenue from this agreement in 2002. The Company received no payments and recognized no revenue in the first or second quarters of 2003. The timing and amount of any future payments under the agreement are subject to a number of conditions, some of which are beyond our control. In particular, any future payments, including any payments we expect to receive in the second half of 2003, depend on Cisco’s ability to successfully implement the technology. In addition, under certain conditions, Cisco may accelerate the payments at a discounted rate or terminate the license and make no further payments. Accordingly, there can be no assurance that any additional payments will be made under the agreement or that any payments that are made will be made on the schedule we anticipate, which could have an adverse impact on our results of operations generally or in a particular quarter.

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

If the average sales prices of our more significant product lines decline, our overall gross margins will likely decline. To offset and forestall potential declines in average sales prices, we must continue to develop product enhancements and new products with advanced features that are likely to generate higher-margin incremental revenue. If we are unable to do so in a timely manner, or if our products do not achieve significant customer acceptance, our business, results of operations and financial condition may suffer.

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

The Company believes that to maximize profitability and shareholder return, it must place a greater emphasis on focusing its resources on strategic products and services. The Company regularly evaluates its product lines and operating units not only for their contribution to current results, but also for their potential for benefiting the Company long-term. Based upon the results of such evaluations, the Company may discontinue, divest or take other actions to improve the performance of product lines and/or operating units. In July 2003, we announced our intention to sell substantially all of the assets relating to our CallXpress product line. The discontinuance or divestiture of a product line, including CallXpress, or an operating unit, could cause disruption in our operations and may be distracting to management or our workforce in general. Although any such actions would be designed to improve our long-term results of operations, our near term results could suffer. In addition, there can be no assurance that we would realize the benefits of any such disposition or divestiture.

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

The Company maintains an investment portfolio consisting primarily of investment grade interest bearing securities. These securities are classified as “available for sale” securities. The interest bearing securities are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2003, the fair value of the portfolio would decline by an immaterial amount. Because the Company has the ability to hold its fixed income investments until maturity, it does not expect its operating results or cash flows to be affected to any material degree by a sudden change in market interest rates on its securities portfolio.

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

In July 2002, the Company engaged new independent accountants, Deloitte & Touche LLP (“D&T”), to audit the Company’s 2002 financial statements. In addition, in October 2002, the Company engaged D&T to audit the Company’s 2001 restated financial statements. In connection with the completion of its audit of, and the issuance of an unqualified report on, the Company’s financial statements for the years ended December 31, 2001 and 2002, D&T advised management of the Company and the Audit Committee of its Board of Directors of certain deficiencies that existed in the design or operation of the Company’s internal accounting controls which, considered collectively, constituted a material weakness in the Company’s internal controls pursuant to standards established by the American Institute of Certified Public Accountants. These deficiencies included the design of controls surrounding timely reconciliation of accounts and supervision and monitoring of staff that have significant roles in internal control.

The Company has taken appropriate steps to correct the deficiencies identified by D&T and implemented improvements to its policies, procedures, systems and staff who have significant roles in internal control to address these matters. The steps taken to correct the weaknesses and deficiencies identified by D&T (1) constitute changes to the Company’s internal control over financial reporting during the fiscal quarter covered by this report and (2) may constitute changes that have materially affected the company’s internal control over financial reporting.

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company has evaluated the internal control weaknesses identified by D&T and the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of the end of the period covered by this report (the “Evaluation”). During the course of the Evaluation, the CEO and CFO took note of, and considered as part of the Company’s disclosure controls and procedures, the additional procedures performed and controls instituted by the Company to supplement its internal control over financial reporting in order to mitigate the effect of the weaknesses identified by D&T, including the steps taken by the Company to correct those weaknesses and deficiencies. Based on the Evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures, including the additional procedures, are effective as of the end of the quarter to ensure that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported within the appropriate time periods.

Part II. OTHER INFORMATION

Item	1. Legal Proceeding

As reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, on September 25, 2002, Lan-Aces, Inc. filed a complaint in the District Court of Harris County, Texas against the Company seeking damages of $600,000 plus attorney’s fees for breach of contract. The Company removed the action to Federal Court in the Southern District of Texas on October 18, 2002. On January 23, 2003, Lan-Aces, Inc. filed an amended complaint adding unspecified statutory damages under the Copyright Act. The amended complaint alleged that the Company either breached an alleged agreement between the plaintiff and Infinite Technologies, Inc., or infringed plaintiff’s copyright, with respect to software incorporated in the “MailandNews.com” website, a free Internet service acquired as part of the Infinite Technologies acquisition and subsequently transferred to an unrelated third party. In July 2003, the matter was resolved by settlement between the parties, pursuant to which the Company agreed to pay an immaterial amount to the plaintiff. Pursuant to the settlement, the case has been dismissed.

Item	4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Captaris, Inc. was held on May 22, 2003. A total of 27,107,334 shares of the Company’s common stock were represented in person or by proxy at the meeting, which comprised 89.56% of the total number of shares of the Company’s common stock outstanding on March 28, 2003, the record date for the meeting.

At the meeting, David P. Anastasi and James S. Campbell were elected to serve as directors of the Company for a term of three years until the Company’s Annual Meeting of Shareholders in 2006. The vote was as follows:

Name	For	Withheld
David P. Anastasi	26,651,408	455,926
James S. Campbell	26,955,422	151,912

There were no broker non-votes in the election of directors since brokers who hold shares for the accounts of their clients have discretionary authority to vote such shares with respect to election of directors.

The terms of the following directors continued after the annual meeting:

Bruce L. Crockett

Robert F. Gilb

John A. Kelley, Jr.

Richard LaPorte

Robert L. Lovely

Thomas M. Murnane was appointed to the Company’s Board of Directors, effective July 1, 2003. Mr. Murnane will serve until the Company’s Annual Meeting of Shareholders in 2004.

Item	6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification (Chief Executive Officer)

31.2	Rule 13a-14(a) Certification (Chief Financial Officer)

32.1	Section 1350 Certification (Chief Executive Officer)

32.2	Section 1350 Certification (Chief Financial Officer)

(b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K (Items 7 and 9) on May 8, 2003 relating to its financial results for the first quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of August 2003.

CAPTARIS, INC.

By:	/s/ Jeffrey B. deCillia
Jeffrey B. deCillia Senior Vice President, Chief Financial Officer, and Secretary