Form 10-Q
period 2003-09-30
CAPTARIS INC
filed 2003-11-14
CIK 931784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 0-25186

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

The number of outstanding shares of the registrant’s common stock as of November 10, 2003 was 32,154,531.

CAPTARIS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2003

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CAPTARIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$29,747	$21,971
Short-term investments, available for sale	21,588	30,519
Accounts receivable, net	12,471	17,811
Inventories – finished goods	1,464	2,928
Deferred income taxes	1,734	4,308
Prepaid expenses and other	2,147	1,544

Total current assets	69,151	79,081
Long-term investments, available for sale	35,874	20,599
Equipment and leasehold improvements, net	4,882	7,595
Restricted cash	1,000	1,000
Deferred income taxes	1,723	1,546
Goodwill	14,825	8,976
Intangible and other assets, net	7,008	2,480

Total assets	$134,463	$121,277

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,761	$7,204
Accrued compensation and benefits	2,990	4,186
Deferred revenue	8,668	8,185
Other accrued liabilities	3,553	3,401
Income taxes payable	1,679	—
Current portion of note payable	50	—

Total current liabilities	22,701	22,976

Note payable, net of current portion	424	—

Commitments and contingencies

Redeemable common stock to be issued	3,000	—

Shareholders’ equity:
Preferred stock, par value $0.01 per share, 2,000 shares authorized; none outstanding	—	—
Common stock, par value $0.01 per share, 120,000 shares authorized; 30,932 and 30,218 outstanding, respectively	309	302
Additional paid-in capital	64,205	60,539
Retained earnings	43,404	37,148
Accumulated other comprehensive income	420	312

Total shareholders’ equity	108,338	98,301

Total liabilities and shareholders’ equity	$134,463	$121,277

See the accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net revenue	$18,079	$17,065	$51,917	$49,632
Cost of revenue	6,920	6,618	19,154	18,710

Gross profit	11,159	10,447	32,763	30,922
Operating expenses:
Research and development	2,384	2,643	7,182	7,266
Selling, general and administrative	9,330	9,172	27,727	29,055
Impairment of intangible assets	—	—	—	5,529
Amortization of intangibles	57	76	170	849
Restructuring charges	423	—	423	2,033
Stock compensation expense (benefit)	454	(498)	1,267	(1,016)
Gain on sale of the CallXpress product line	(2,088)	—	(2,088)	—
Other	—	—	—	875

Total operating expenses	10,560	11,393	34,681	44,591

Operating income (loss)	599	(946)	(1,918)	(13,669)

Other income (expense):
Interest	338	609	1,143	1,917
Other, net	(59)	(115)	(105)	(552)

Other income	279	494	1,038	1,365

Income (loss) from continuing operations before income tax expense (benefit)	878	(452)	(880)	(12,304)
Income tax expense (benefit)	334	(204)	(351)	(5,069)

Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	544	(248)	(529)	(7,235)
Discontinued operations:
Income (loss) from operations of MediaLinq, net of income taxes	(37)	611	886	1,742
Gain on sale of MediaLinq, net of income taxes	5,899	—	5,899	—

Income from discontinued operations	5,862	611	6,785	1,742

Income (loss) before cumulative effect of change in accounting principle	6,406	363	6,256	(5,493)
Cumulative effect of change in accounting principle	—	—	—	(2,695)

Net income (loss)	$6,406	$363	$6,256	$(8,188)

Basic income (loss) per common share from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$0.02	$(0.01)	$(0.02)	$(0.23)
Basic income per common share from discontinued operations	0.19	0.02	0.22	0.05
Basic loss per common share from cumulative effect of change in accounting principle	—	—	—	(0.08)

Basic net income (loss) per common share	$0.21	$0.01	$0.20	$(0.26)

Weighted average basic common shares outstanding	30,597	31,914	30,383	31,876
Diluted income (loss) per common share from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$0.02	$(0.01)	$(0.02)	$(0.23)
Diluted income per common share from discontinued operations	0.18	0.02	0.22	0.05
Diluted loss per common share from cumulative effect of change in accounting principle	—	—	—	(0.08)

Diluted net income (loss) per common share	$0.20	$0.01	$0.20	$(0.26)

Weighted average diluted common shares outstanding	31,425	32,047	30,823	31,876

See the accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:

Net income (loss)	$6,256	$(8,188)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	3,118	3,921
Loss on disposition of equipment	118	396
Gain on sale of CallXpress product line	(2,088)	—
Gain on sale of MediaLinq, net of income taxes	(5,899)	—
Stock compensation expense (benefit)	1,846	(1,254)
Impairment of intangibles	—	5,529
Cumulative effect of change in accounting principle	—	2,695
Restructuring charges	177	—
Changes in current assets and liabilities net of effects from purchase of businesses and sale of MediaLinq and CallXpress:
Accounts receivable, net	2,125	(1,503)
Inventories	952	(128)
Deferred income taxes	(1,462)	(2,232)
Prepaid expenses and other assets	(760)	359
Accounts payable	(1,656)	122
Accrued compensation and benefits	(1,007)	(2,365)
Deferred revenue	752	505
Other accrued liabilities	572	(473)
Income taxes payable	1,856	—

Net cash provided (used) by operating activities	4,900	(2,616)
Cash flows from investing activities:

Purchase of equipment and leasehold improvements	(2,568)	(2,411)
Purchase of investments	(53,961)	(26,419)
Purchase of businesses, net of cash acquired	(7,252)	(456)
Proceeds from sale of CallXpress product line	2,500	—
Proceeds from sale of MediaLinq	14,852	—
Proceeds from sale and maturities of investments	47,617	33,954

Net cash provided (used) by investing activities	1,188	4,668
Cash flows from financing activities:

Proceeds from exercise of common stock options	1,787	513
Settlement of note payable	—	(1,456)
Lease deposit	—	(1,000)
Repurchase of common stock	(177)	(87)

Net cash provided (used) by financing activities	1,610	(2,030)

Net increase (decrease) in cash	7,698	22
Effect of exchange rate changes on cash	78	(13)
Cash and cash equivalents at beginning of period	21,971	19,654

Cash and cash equivalents at end of period	$29,747	$19,663

See the accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated balance sheets and related interim consolidated statements of operations and cash flows have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments considered necessary for fair presentation have been included. Interim results are not necessarily indicative of results for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s critical accounting policies, financial statements and notes thereto included in Captaris, Inc.’s (the “Company’s”) Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ from those estimates.

As described in Note 3, on September 15, 2003, the Company sold its MediaLinq division. As such, in accordance with generally accepted accounting principles, prior period results of operations have been reclassified to reflect MediaLinq’s operating results and the gain on sale, net of income taxes, as Discontinued Operations.

Stock Compensation

During the second quarter of 2001, the Company offered a limited non-compulsory exchange of employee stock options on a less than one-for-one basis. The exchange (which closed on July 10, 2001) resulted in the voluntary cancellation of employee stock options to purchase 3,125,620 shares of our common stock with varying exercise prices greater than $10.00 per share in exchange for 1,298,284 employee stock options with an exercise price of $2.11 per share. The option exchange offer resulted in variable accounting treatment for a total of 1,951,307 options, representing the 1,298,284 new options granted in the exchange, as well as all employee options modified during the year. Variable accounting will continue until all options subject to variable accounting treatment are exercised, cancelled or expired. Variable accounting treatment will result in charges or credits, recorded to stock compensation expense (benefit), dependent on unpredictable fluctuations in quoted prices for the Company’s common stock. At September 30, 2003 and 2002, the Company had 707,553 and 1,400,811 options, respectively, to purchase common shares subject to variable accounting. The Company recorded a charge of $736,000 and a benefit of $639,000 during the third quarter of 2003 and 2002, respectively, for variable stock compensation. For the nine months ended September 30, 2003 and 2002, the Company recorded a charge of $1.8 million and a benefit of $1.3 million, respectively, for variable stock compensation.

Allocation of this stock compensation expense (benefit) to the operating categories is as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(in thousands)
Cost of revenue	$(2)	$(5)	$2	$(8)
Research and development	137	(123)	296	(235)
Selling, general and administrative	319	(370)	969	(773)

Total operating expense (benefit)	$454	$(498)	$1,267	$(1,016)
Discontinued operations	282	(141)	579	(238)

Total stock compensation expense (benefit)	$736	$(639)	$1,846	$(1,254)

The Company accounts for stock options under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation expense has been recognized, as there is no difference between the exercise price and fair market value of stock options at the date of grant. Had compensation expense for stock option grants been determined using the fair value method consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income (loss) and net income (loss) per share would have been as shown in the following pro forma amounts for the quarters and nine months ended September 30, 2003 and September 30, 2002:

		Quarter ended September 30,		Nine months ended September 30,
		2003	2002	2003	2002
		(in thousands, except per share data)
Net Income (Loss):	As reported	$6,406	$363	$6,256	$(8,188)
	Fair value of stock compensation, net of tax	(297)	(370)	(853)	(1,220)
	Variable accounting expense (benefit), net of tax	450	(358)	1,112	(741)

	Pro forma	$6,559	$(365)	$6,515	$(10,149)

Basic EPS:	As reported	0.21	0.01	0.20	(0.26)
	Fair value of stock compensation, net of tax	(0.01)	(0.01)	(0.03)	(0.04)
	Variable accounting expense (benefit), net of tax	0.01	(0.01)	0.04	(0.02)

	Pro forma	$0.21	$(0.01)	$0.21	$(0.32)

Diluted EPS:	As reported	0.20	0.01	0.20	(0.26)
	Fair value of stock compensation, net of tax	(0.02)	(0.01)	(0.03)	(0.04)
	Variable accounting expense (benefit), net of tax	0.01	(0.01)	0.04	(0.02)

	Pro forma	$0.21	$(0.01)	$0.21	$(0.32)

In calculating the pro forma compensation expense, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Quarter ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	58.3%	61.4%	61.8%	61.4%
Risk-free interest rate	2.23%	4.48%	2.42%	4.48%
Expected life (in years)	3	5	4	5

2. Acquisition of Teamplate

On September 30, 2003, Captaris and its indirect wholly-owned subsidiary, Nova Scotia Company, a Nova Scotia, Canada unlimited liability company, acquired Teamplate, Inc. (“Teamplate”), an Alberta, Canada corporation. Teamplate’s product is the first business process automation product built on the Microsoft .NET framework for Web services. This acquisition enhances the Captaris business strategy to become a market leader in business information delivery solutions for enterprise customers worldwide, and provides resources and market power to further penetrate the business process automation market. Teamplate’s technology extends the Captaris business information delivery solutions with streamlined enterprise application integration, rapid solution deployment, sophisticated business rules processing and integrated process monitoring and metrics. The Company believes that combining the technologies of both companies will allow customers to achieve new levels of collaboration, accountability and business agility while reducing overall operational costs. Since the transaction occurred on September 30, 2003, the transaction is included in the quarter-end balance sheet and did not impact the results of operations for the quarter ended September 30, 2003.

Under the terms of the agreement, Captaris acquired all of the stock of Teamplate for $8.15 million in cash, issued 574,727 shares of Captaris common stock valued at approximately $3.0 million that were issued on October 3, 2003, and assumed liabilities of approximately $823,000, all resulting in an aggregate purchase price of $12.3 million, including transaction costs of approximately $282,000. The value of the common stock issued was determined using the closing price of Captaris’ stock on the NASDAQ National Market on September 30, 2003, the date the acquisition was announced and consummated. The purchase price is subject to a post closing adjustment, as defined, to be determined on December 31, 2003, and collection of certain receivables by September 30, 2004. The common stock will be held in a third-party escrow account for one year as security for certain post closing obligations of the Teamplate shareholders, including indemnification provisions whereby the Teamplate shareholders agreed to indemnify the Company against claims resulting from various representations and warranties made by the former Teamplate shareholders. On the first anniversary of the closing, each Teamplate shareholder will have the option to require Captaris to purchase all of the shareholder’s portion of the Captaris common stock issued in the transaction at a price per share of $5.22 if (a) the average of the last sale prices of the common stock for the 20 trading days prior to September 30, 2004 is less than $5.22 per share; and (b) the last sale price of the common stock on September 30, 2004 is less than $5.22 per share. As a result of this buyback clause, the Company has recorded the issuance of this common stock as Redeemable Common Stock on the balance sheet. In addition, the Company agreed to indemnify the Teamplate shareholders against claims resulting from various representations and warranties made by the Company. At September 30, 2003, the former Teamplate shareholders have made no indemnification claims.

As part of an incentive program to the management team of Teamplate, if the business plan for the combination achieves certain performance targets, the management team may earn up to $5.5 million over the three year period following the closing. The Company’s obligation to pay this incentive compensation is also based on continued employment. Any incentive compensation earned under this program will be recorded as compensation expense in the period earned.

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, all identifiable assets and liabilities were assigned a portion of the cost of the acquisition based on their respective fair values. The Company engaged an independent valuation firm to provide an estimated fair value for all identifiable intangibles including workflow server technology, tradename, customer relationships and reseller agreements, using a discounted cash flow model. The determination of fair value is a critical and complex consideration that involves significant assumptions and estimates. These assumptions and estimates were based on the Company’s best judgments and resulted in the allocation of purchase price for this acquisition as detailed below. The excess of the purchase price over the fair value of the assets acquired was allocated to goodwill.

September 30, 2003
(in thousands)
Teamplate Purchase Price Allocation:
Workflow server technology	$4,004
Tradename	90
Customer relationships	469
Reseller agreements	311

Total identified amortizable intangibles	4,874

Goodwill	5,805
Equipment	107
Current assets	1,510

Total purchase price	$12,296

The purchase price allocation set forth above is subject to additional adjustments related to the ultimate determination of the fair value of certain liabilities. All such adjustments identified during the allocation period, expected to expire on September 30, 2004, would change the carrying amount of the goodwill generated as a result of the acquisition. Based on information available to management after September 30, 2003, the Company estimates the post-closing purchase price adjustment to be an increase in purchase price of approximately $400,000. This post-closing purchase price adjustment when finalized will be recorded as additional goodwill. When finalized, the actual amount of the adjustment may differ from this estimate.

All identified intangible assets will be amortized on a straight-line basis over their estimated useful lives, ranging from fifteen months to seven years. The weighted-average useful life of these assets is approximately 6.9 years. The Company expects to recognize amortization expense for these intangible assets of approximately $189,000 for the quarter ending December 31, 2003, $755,000 for the year ending December 31, 2004 and $683,000 during each of the years ending December 31, 2005 through September 30, 2010. All of the $5.8 million allocated to Goodwill was assigned to the Teamplate reporting unit and is expected to be deductible for tax purposes.

The following summarizes the unaudited pro forma results of operations, on a combined basis, as if the Company’s acquisition of Teamplate occurred as of the beginning of each of the periods presented. The pro forma information gives effect to certain adjustments, including amortization of identified intangibles. This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of future operations or results that would have been achieved if the Company had made these acquisitions at the beginning of the specified periods.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Net revenue	$18,493	$17,218	$53,158	$49,923

Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$(213)	$(740)	$(2,801)	$(8,879)
Income from discontinued operations	5,862	611	6,785	1,742

Income (loss) before cumulative effect of change in accounting principle	5,649	(129)	3,984	(7,137)
Cumulative effect of change in accounting principle	—	—	—	(2,695)

Net income (loss)	$5,649	$(129)	$3,984	$(9,832)

Basic income (loss) per common share from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$(0.01)	$(0.02)	$(0.09)	$(0.28)
Basic income per common share from discontinued operations	0.19	0.02	0.22	0.05
Basic loss per common share from cumulative effect of change in accounting principle	—	—	—	(0.08)

Basic net income (loss) per common share	$0.18	$0.00	$0.13	$(0.31)

Weighted average basic common shares outstanding	30,597	31,914	30,383	31,876

Diluted income (loss) per common share from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$(0.01)	$(0.02)	$(0.09)	$(0.28)
Diluted income per common share from discontinued operations	0.19	0.02	0.22	0.05
Diluted loss per common share from cumulative effect of change in accounting principle	—	—	—	(0.08)

Diluted net income (loss) per common share	$0.18	$0.00	$0.13	$(0.31)

Weighted average diluted common shares outstanding	31,425	32,047	30,823	31,876

3. Discontinued Operations

On September 15, 2003, Captaris and its wholly-owned subsidiary, MediaTel Corporation (Delaware) (“MediaTel”), entered into an asset purchase agreement, effective as of August 31, 2003, to sell the assets of MediaLinq, an outsourced division of Captaris operated by MediaTel, to PTEK Holdings, Inc. and its wholly-owned subsidiary, Xpedite Systems, Inc. (“Xpedite”). MediaLinq provides outsourced e-document delivery services. Under the terms of the agreement, Xpedite paid Captaris $14.9 million in cash and assumed certain liabilities. The purchase price is subject to a post-closing net working capital adjustment which will be determined before December 31, 2003. In addition, the Company agreed to indemnify Xpedite against claims resulting from various representations and warranties made by the Company. At September 30, 2003, Xpedite has made no indemnification claims. Concurrent with the sale transaction, the Company and Xpedite also entered into license and reseller agreements under which the Company will license its fax-to-mail technology to Xpedite in return for minimum compensation of $2.0 million over a three year period, and the parties will cooperate in providing mutual resale opportunities for each other’s products and services. The Company recognized a gain on the sale of MediaLinq, net of income taxes, of approximately $5.9 million in the quarter ended September 30, 2003.

For segment reporting purposes, MediaLinq’s operations were previously reported in the E-document services segment. MediaLinq’s current and prior period results of operations have been reclassified as Discontinued Operations. Components of MediaLinq’s operations reflected in the Company’s condensed consolidated statements of operations as discontinued operations are as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(in thousands)
Revenue	$3,993	$6,022	$15,812	$17,746

Income (loss) from operations, before tax	$(61)	$1,010	$1,465	$2,882

Components of MediaLinq’s balance sheet reflected in the Company’s condensed consolidated balance sheets are as follows:

	September 30, 2003	December 31, 2002
	(in thousands)
Current assets	$—	$8,158
Equipment and leasehold improvements, net	—	2,287
Current liabilities	—	2,451

4. Sale of CallXpress Product Line

On September 29, 2003, Captaris announced the sale of its CallXpress product line, which primarily includes the Captaris voice and unified messaging assets, to Sound Advantage, LLC (“Sound Advantage”), a California limited liability company.

Under the terms of the agreement, Sound Advantage acquired the CallXpress product line for $2.5 million in cash and will pay up to an additional $1.0 million per year over a three year period beginning January 1, 2004 pursuant to an earn out arrangement, which is based on achievement of specified revenue targets for the CallXpress business. In addition, Captaris was issued a 10 percent equity interest in Applied Voice and Speech Technologies, Inc. (“AVST”), a newly formed company established by Sound Advantage to acquire and operate the combined CallXpress and Sound Advantage businesses. RightFax will continue to be a part of AVST’s Unified Messaging offering, based on an ongoing OEM agreement. Also, the Company agreed to indemnify AVST against claims resulting from various representations and warranties made by the Company. At September 30, 2003 no indemnification claims have been made by AVST. The Company recognized a gain on the sale of CallXpress of approximately $2.1 million in the quarter ended September 30, 2003.

Components of the CallXpress product line reflected in the Company’s condensed consolidated statements of operations are detailed below. Certain components of cost of revenue, operating expenses and operating income directly attributable to the CallXpress product line could not be separated from other product lines. Only direct revenue and cost of revenue directly attributable to the CallXpress product line are detailed below:

	Quarter ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(in thousands)
Revenue	$2,158	$3,786	$6,957	$10,422

Cost of revenues	$675	$813	$1,920	$2,342

5. Segment Reporting

Historically, the Company classified its business into two major segments: Software Products and E-document Services. In September 2003, the Company sold it E-document services operating segment (see Note 3). As a result of the sale, the Company now operates in only one operating segment.

The Company’s revenue by country, as determined by shipping destination were as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(in thousands)
United States	$13,620	$13,016	$38,961	$37,699
United Kingdom	519	806	2,174	2,713
Canada	792	550	2,177	1,283
Other	3,148	2,693	8,605	7,937

Total net revenue	$18,079	$17,065	$51,917	$49,632

6. OEM Agreement

In January 2002, the Company entered into an original equipment manufacturing (OEM) agreement with Cisco Systems, Inc., under which the Company has granted Cisco an exclusive third-party license to certain enabling technology. The agreement generally provided for quarterly payments to be made by Cisco to the Company through mid-2005. However, the timing and amount of these payments were subject to a number of conditions, some of which were beyond the control of the Company, including Cisco’s ability to successfully implement the technology. The Company received a payment of $833,000 in 2001 and received payments of $2.5 million in 2002. The Company recognized $3.3 million in revenue from this agreement in 2002, of which $98,000, $588,000 and $588,000 were recognized in the first, second and third quarters of 2002, respectively. The Company did not receive a payment, or recognize revenue from Cisco in the first nine months of 2003. On October 30, 2003, the Company reached an agreement with Cisco to accelerate the conclusion of this OEM agreement. See Note 17, Subsequent Event.

7. Note Payable

In connection with the acquisition of Teamplate, see Note 2, the Company assumed a non-interest bearing note payable to the National Research Council of Canada (“NRC”) with an original principal balance of approximately $366,000. Beginning on October 1, 2003 and at the beginning of every quarter thereafter up to and including April 1, 2006, the Company must pay NRC 2.2% of Teamplate’s net revenue for the quarter preceding repayment. If by April 1, 2006, the total amount repaid and owed to NRC is less than $366,000, the Company must continue to make repayments to NRC until the earlier of the full repayment of $366,000 or ten years after the start of the repayment period. If at any time, the total amount paid to NRC equals or exceeds $550,000, the note will be deemed paid in full. Based on an estimate of Teamplate’s future revenue, the Company expects to repay the full $550,000 on or before April 1, 2006. The Company estimated the fair value of this note payable to be $474,000 at September 30, 2003 using a discount rate equal to Teamplate’s estimated borrowing rate of 7.0%. The balance of the note payable at September 30, 2003 was as follows:

September 30, 2003
(in thousands)
Note payable	$474
Less current portion of note payable	(50)

Note payable, net of current portion	$424

8. Commitments and Contingencies

The Company leases its facilities and certain equipment under non-cancelable operating leases which expire between December 2003 and February 2008. The Company is also obligated to pay a post-closing purchase price adjustment related to the acquisition of Teamplate. See Note 2. At September 30, 2003, the approximate future lease payments for the remainder of the lease terms and estimated post-closing purchase price commitment are as follows:

Commitments (in thousands)	2003	2004	2005	2006	2007	Thereafter	Total
Operating lease obligations	$435	$1,397	$1,289	$1,237	$1,012	$153	$5,523
Estimated post-closing purchase price adjustment for Teamplate acquisition (See Note 2)	400	—	—	—	—	—	—

Total commitments	$835	$1,397	$1,289	$1,237	$1,012	$153	$5,923

We have periodically received letters and other communications from third parties asserting patent rights and requesting royalty payments, and will probably receive additional claims in the future. For example, over the past six years, we have been involved in intermittent communications with Avaya, which was spun off from Lucent Technologies in 2001. Over this period of time, Lucent/Avaya asserted that we were infringing on their patents or technology, eventually identifying 10 patents as including claims that allegedly cover our current or former products and/or services. Several communications and meetings between us and Lucent/Avaya have occurred, and discussions are ongoing. We have also been in communication with BellSouth since December of 2001, at which time BellSouth asserted we were infringing on two of its patents. Analysis of both patents in light of our current and former products/services is still underway. The last communication with representatives of BellSouth was on June 19, 2003.

9. Cumulative Effect of Change in Accounting Principle

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangibles Assets, which eliminated the amortization of goodwill and indefinite-lived intangible assets, proscribed the amortization of intangible assets with finite lives, and prescribed impairment testing and recognition for goodwill and intangible assets. In January 2002, the Company evaluated its intangible assets, including core technology, customer lists, and other intangibles and determined that these assets have finite lives. As a result of the Company’s evaluation, the Company recorded a $2.7 million non-cash charge in the first quarter of 2002 as a cumulative effect of change in accounting principle as a result of the impairment of goodwill. SFAS No. 142 prescribes an impairment testing of goodwill to be performed at least annually. The Company completed this annual evaluation during the first quarter of 2003 noting no additional impairment.

10. Intangible and Other Assets, Net

On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 develops one accounting model for long-lived assets and requires these assets to be measured at the lower of book value or fair value. In January 2002, the Company engaged an independent valuation firm to provide an estimated fair value of each of its intangible, long-lived assets using a discounted cash flow model. The determination of fair value is a critical and complex consideration when assessing impairment under SFAS No. 144 that involves significant assumptions and estimates. These assumptions and estimates were based on the Company’s best judgments. As a result, the Company determined that certain intangible assets acquired from Infinite Technologies in January 2001 were impaired. Accordingly, the Company recorded an impairment charge of $5.5 million for the mobile delivery reporting unit in January 2002. This impairment charge consisted of a write-down of core technology of approximately $2.4 million, a write-down of customer base and marketing channel of approximately $2.2 million and a write-down of tradename of approximately $849,000.

On September 30, 2003, the Company acquired approximately $4.9 million of intangible assets in connection with the acquisition of Teamplate, Inc. See Note 2. A summary of the Company’s intangible and other assets, net at September 30, 2003 and December 31, 2002 is as follows:

	September 30, 2003			December 31, 2002
Intangible and Other Assets, Net (in thousands)	Gross Carrying Amount	Accumulated Amortization	Book Value	Gross Carrying Amount	Accumulated Amortization	Book Value
Technology	$4,314	$(70)	$4,244	$310	$(28)	$282
Tradenames/domain name	1,020	(247)	773	930	(127)	803
Customer relationships and marketing channels	469		469
Reseller agreements	311		311
Other	3,020	(1,809)	1,211	3,020	(1,625)	1,395

Total	$9,134	$(2,126)	$7,008	$4,260	$(1,780)	$2,480

Intangible assets are being amortized using the straight-line method over their estimated useful life ranging from 15 months to twelve years. Amortization expense recorded in cost of revenue was $58,000 and $75,000 for the quarters ended September 30, 2003 and 2002, respectively, and $175,000 and $202,000 for the nine months ended September 30, 2003 and 2002, respectively. Amortization expense recorded in operating expenses was $57,000 and $76,000 for the quarters ended September 30, 2003 and 2002, respectively, and $170,000 and $849,000 for the nine months ended September 30, 2003 and 2002, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for the remainder of 2003 and each of the succeeding five years is as follows: $304,000 for the remainder of 2003, $1.2 million for 2004 and $1.1 million in each of the years 2005 through 2007 and $773,000 for 2008.

In April 2002, the Company entered into a nonexclusive license agreement with AudioFAX IP LLC, settling a patent infringement suit filed by AudioFAX on November 30, 2001. The Company paid a one-time fee to license the technology until the patents expire in 2008 and 2011. In the first quarter of 2002, the Company recorded an other charge of $875,000, reflecting management’s assessment of the fair value of the portion of the license fee that relates to prior years. The remaining balance of the license fee was capitalized and is being amortized over the remaining life of the licensor’s patents. Amortization expense related to this license was $22,000 and $22,000 for the quarters ended September 30, 2003 and 2002, respectively. Amortization expense for this license was $67,000 and $44,000 for the nine months ended September 30, 2003 and 2002, respectively.

11. Restructuring Charges

In September 2003, partly in conjunction with the sale of its CallXpress product line, the Company recorded a restructure charge of approximately $423,000 for severance and related benefits for terminated employees associated with CallXpress. In addition to the reduction of employees from the sale of the CallXpress product line, the Company recorded a charge of approximately $624,000 in Selling, General and Administrative Expenses in September 30, 2003 for severance expense. Approximately $177,000 of severance expense recorded in Accrued Compensation and Benefits remained unpaid as of September 30, 2003. The Company anticipates that these expenses will be paid during the fourth quarter of 2003.

In January 2002, the Company announced a reduction of its workforce, affecting approximately 90 employees, or 18% of the total Company workforce. This reduction in force, primarily affecting the software products segment, resulted in the recognition of a restructuring charge of $2.0 million primarily related to severance. All costs associated with this reduction in force were paid as of December 31, 2002.

12. Net Income (Loss) Per Share

Basic net income (loss) per common share was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted net income (loss) per common share was computed by: (1) dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding during the year; (2) adding the net additional shares that would have been issued had all dilutive options been exercised less shares that would be repurchased with the proceeds from such exercise; (3) adding the additional shares to be issued in connection with the Teamplate acquisition. See Note 2. Dilutive options are those that have an exercise price that is less than the average stock price during the period.

There were 394,128 shares of common stock equivalent shares excluded from the calculation of diluted shares outstanding for the nine months ended September 30, 2002 as they were antidilutive.

13. Changes in Shareholders’ Equity

	Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(in thousands)
Balance at December 31, 2002	30,218	$302	$60,539	$37,148	$312	$98,301
Net income				6,256		6,256
Exercise of stock options	782	8	1,779			1,787
Repurchase of common stock	(68)	(1)	(176)			(177)
Stock issued to acquire Teamplate, Inc.			40			40
Stock compensation expense			1,846			1,846
Stock option income tax benefits			177			177
Unrealized loss on investments, net of tax					(137)	(137)
Foreign currency translation adjustment	—	—	—	—	245	245

Balance at September 30, 2003	30,932	$309	$64,205	$43,404	$420	$108,338

14. Supplemental Cash Flow Information

Disclosure of supplemental cash flow information is summarized below:

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
Supplemental cash flow information:
Cash paid (refund received) for taxes	$(345)	$(1,447)

Issuance of redeemable common stock in purchase of Teamplate, Inc.	$3,040	$—

15. Legal Proceedings

One of the services provided by MediaTel Corporation (“MediaTel”), a wholly owned subsidiary of Captaris, was the transmission of facsimile advertisements to travel industry participants on behalf of travel service providers. MediaTel held a license to use a database supplied by Northstar Travel Media that lists recipients for these facsimile advertisements. All of the assets of MediaTel were sold to a subsidiary of PTEK Holdings, Inc. (“PTEK”) on September 16, 2003. On or about July 29, 2003, Travel 100 Group, Inc. (“Travel 100”) filed two lawsuits in Circuit Court in Cook County, Illinois, one against Mediterranean Shipping Company (“Mediterranean”) and another against The Melrose Hotel Company (“Melrose”). The complaints are substantially identical in form and allege violations of the Telephone Consumer Protection Act in connection with the receipt of facsimile advertisements that were transmitted by MediaTel. Each complaint seeks injunctive relief and unspecified damages, and certification as a class action on behalf of Travel 100 and others similarly situated that received the facsimile advertisements.

MediaTel contracted with a third party to provide facsimile advertising services for Mediterranean. The third party, in turn, contracted with Mediterranean. Melrose contracted directly with MediaTel for transmission of the facsimile advertisements. In its answer filed on September 23, 2003, Mediterranean named Captaris as a third-party defendant and asserted that to the extent that Mediterranean is liable, Captaris should be liable under theories of indemnification or contribution for any damages suffered by Mediterranean. Similarly, in its answer filed on October 14, 2003, Melrose named Captaris, as well as PTEK, as third-party defendants based on allegations of breach of contract and claims for contribution. In response to the third-party complaint, Captaris filed its answer on November 3, 2003, denying the allegations filed by Mediterranean and further answering by way of affirmative defenses that to the extent Captaris is found liable for any damages allegedly suffered by plaintiffs or any third party plaintiffs in this action, Captaris is entitled to indemnification and/or contribution from other non-parties to this action. Captaris intends to file a similar answer with respect to the Melrose complaint. The outcome of these matters, including the plaintiff’s success in achieving class certification, is uncertain.

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

16. New Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for certain contracts entered into or modified by the Company after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how the Company would classify and measure financial instruments with characteristics of both liabilities and equity and requires the Company to classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances). SFAS No. 150 also revises the definition of a liability to encompass obligations that the Company can or must settle by issuing equity shares, depending on the nature of the relationship established between the Company and a holder of its stock. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2002, the Emerging Issues Task Force (“EITF”) published its consensus on EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF No. 00-21 applies to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted EITF No. 00-21 on July 1, 2003. The adoption of EITF No. 00-21 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. In addition, FIN No. 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. In general, FIN No. 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, liability or an equity security of the guaranteed party. The initial recognition and measurement provisions of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In July 2003, the EITF reached a consensus on EITF No. 03-5, Applicability of AICPA Statement of Position (“SOP”) No. 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software. This EITF addresses the application of the provisions of SOP No. 97-2 to arrangements containing software and non-software deliverables. This EITF is expected to be applicable to transactions or arrangements entered into after the beginning of an entity’s next reporting period beginning after the Financial Accounting Standards Board’s ratification of the consensus. Management does not expect the adoption of EITF No. 03-5 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

17. Subsequent Event

On October 30, 2003, the Company reached an agreement with Cisco Systems to accelerate the conclusion of its original equipment manufacturing contract announced in January 2002. Pursuant to the agreement, Cisco agreed to pay the Company $12.0 million as payment in full of all remaining unpaid aggregate license fees. In return, Captaris agreed to provide a maximum of 320 hours of support and training services for a period not to exceed twelve months. As a result of this agreement, Captaris expects to recognize revenue of $11.9 million during the quarter ending December 31, 2003. Captaris will defer revenue of $100,000 related to support and training services that will be recognized as revenue as support and training services are provided by Captaris over the next twelve months. As a result of this agreement, the Company expects to recognize additional management incentive compensation expense for its employees during the quarter ending December 31, 2003, based on the Company achieving certain revenue and operating income targets for the full 12 months of 2003.

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

The following discussion of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Words such as “believes,” “expects,” “anticipates,” “intends,” “plans” and similar expressions are intended to identify forward-looking statements. Captaris’ actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described below and under the caption “Factors that May Affect Our Business, Future Operating Results, Financial Condition and Market Price of Our Stock” set forth at the end of this Item 2. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

Critical Accounting Policies

We believe you must take into account certain of our accounting policies to fully understand our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2002. Note that our preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. In addition to the critical accounting policies described in our 2002 Annual Report on Form 10-K, the following critical accounting policy significantly impacted our statement of financial position at September 30, 2003:

•	Valuation of acquired businesses and assets. Our business acquisitions typically result in goodwill and other intangible assets, which may affect the amount of future period amortization expense and impairment charges. The determination of the fair value of such intangible assets and goodwill requires management to make estimates and assumptions that materially affect our financial condition and results of operations. To determine the fair value of our intangible assets and goodwill, we typically engage an independent valuation firm to provide an estimate of a fair value of the assets using a discounted cash flow model. The valuation uses many assumptions and estimates in determining the fair value of these assets such as projected revenues and expenses, projected cash flows and discount rates. These assumptions and estimates are based on our best judgments. In the future, impairment of goodwill must be assessed as least annually or when indicators of impairment exist, and impairment of our other intangible assets must be assessed when indicators of impairment exist. We plan to perform our annual assessment for goodwill during the first quarter of our fiscal year. Our judgments regarding the existence of impairment indicators include our assessment of the impacts of legal factors; market and economic conditions; the results of our operations performance and strategic plans; competition and market share; and any potential for the sale or disposal of a significant portion of our principal operations. In the future, it is possible that such assessments could cause us to conclude that impairment indicators exist and that certain assets are impaired resulting in a material write down of assets to the then determined fair value.

Overview

During the third quarter of 2003, the Company reshaped the mix of its product offerings to form a more focused business information delivery solutions portfolio. The Company subscribes to the combination of process automation and information delivery as its key business proposition. By concentrating on the Company’s most significant offering to date, RightFax, it extended its business and technological capabilities into business process automation through the acquisition of Teamplate, Inc. (“Teamplate”) on September 30, 2003. Also during the quarter, the Company sold its MediaLinq division and its CallXpress product line. These events are further addressed below.

The Company is a leading provider of business information delivery solutions for medium and large-sized enterprises which the Company considers to be primarily enterprises with 250 or more employees with office and mobile workers. These products address the electronic document (e-document) delivery fax server market as well as the business process automation market. The Company’s products run on industry standard server hardware, support Windows-based operating systems and interface with a wide variety of leading enterprise applications and computer and hardware equipment.

The Company sells its products and servers primarily through an indirect channel of resellers and distributors, as well as through direct sales and OEM agreements. The Company’s data oriented enhanced fax products include RightFax and RightFax Enterprise, the Company’s LAN-based fax server lines for Windows based operating systems, and the RightFax Production System, a high-volume production-oriented server that enables fax and other forms of electronic transmission for electronic commerce applications. The Company’s business process automation product, Teamplate, is a fully .NET architectured workflow product that automates many intra-departmental, inter-departmental and inter-company processes with thorough rules logic and intuitive interface. The suite of products includes Teamplate ..NET full license, Teamplate Enterprise, Teamplate Solutions and Teamplate Wizards for popular Microsoft Office, Sharepoint, Exchange and CMS software.

Sale of MediaLinq Services

On September 15, 2003, Captaris and its wholly-owned subsidiary, MediaTel Corporation (Delaware) (“MediaTel”), entered into an asset purchase agreement, effective as of August 31, 2003, to sell the assets of MediaLinq, an outsourced division of Captaris operated by MediaTel, to PTEK Holdings, Inc. and its wholly-owned subsidiary, Xpedite Systems, Inc. (“Xpedite”). MediaLinq provides outsourced e-document delivery services. Under the terms of the agreement, Xpedite paid Captaris $14.9 million in cash and assumed certain liabilities. The purchase price is subject to a post-closing net working capital adjustment which will be determined before December 31, 2003. In addition, the Company agreed to indemnify Xpedite against claims resulting from various representations and warranties made by the Company. At September 30, 2003, Xpedite has made no indemnification claims. Concurrent with the sale transaction, the Company and Xpedite also entered into license and reseller agreements under which the Company will license its fax-to-mail technology to Xpedite in return for minimum compensation of $2.0 million over a three year period, and the parties will cooperate in providing mutual resale opportunities for each other’s products and services. The Company recognized a gain on the sale of MediaLinq, net of income taxes, of approximately $5.9 million in the quarter ended September 30, 2003.

Loss from discontinued operations of MediaLinq, net of income tax benefit, was $37,000 for the quarter ended September 30, 2003 compared to income from discontinued operations, net of income taxes, of $611,000 for the same quarter of 2002. Results for the third quarter of 2003 were adversely impacted by stock compensation charges of $282,000, as well as compensation expenses related to the sale of MediaLinq. Income from discontinued operations of MediaLinq, net of income taxes, was $886,000 and $1.7 million for the nine months ended September 30, 2003 and 2002, respectively. Included in these results were stock compensation-related expenses of $579,000 and stock compensation related benefits of $238,000 for the nine months ended September 30, 2003 and 2002, respectively.

For segment reporting purposes, MediaLinq’s operations were previously reported in the E-document services segment. MediaLinq’s current and prior period results of operations have been presented as Discontinued Operations.

Sale of CallXpress Product Line

On September 29, 2003, Captaris announced the sale of its CallXpress product line, which primarily includes the CallXpress voice and unified messaging assets, to Sound Advantage, LLC (“Sound Advantage”), a California limited liability company.

Under the terms of the agreement, Sound Advantage acquired the CallXpress product line for $2.5 million in cash and will pay up to an additional $1.0 million per year over a three year period beginning January 1, 2004 pursuant to an earn out arrangement, which is based on achievement of specified revenue targets for the CallXpress business. In addition, Captaris was issued a 10 percent equity stake in Applied Voice and Speech Technologies, Inc. (“AVST”), a newly formed company established by Sound Advantage to acquire and operate the combined CallXpress and Sound Advantage businesses. RightFax will continue to be a part of AVST’s Unified Messaging offering, based on an ongoing OEM agreement. Also, the Company agreed to indemnify AVST against claims resulting from various representations and warranties made by the Company. At September 30, 2003, no indemnification claims have been made by AVST. The Company recognized a gain on the sale of CallXpress of approximately $2.1 million in the quarter ended September 30, 2003.

Acquisition of Teamplate

On September 30, 2003, Captaris and its indirect wholly-owned subsidiary, Nova Scotia Company, a Nova Scotia, Canada unlimited liability company, acquired Teamplate, Inc. (“Teamplate”), an Alberta, Canada corporation. Teamplate’s product is the first business process automation product built on the Microsoft .NET framework for Web services. This acquisition enhances the Captaris business strategy to become a market leader in business information delivery solutions for enterprise customers worldwide, and provides resources and market power to further penetrate the business process automation market. Teamplate’s technology extends the Captaris business information delivery solutions with streamlined enterprise application integration, rapid solution deployment, sophisticated business rules processing and integrated process monitoring and metrics. The Company believes that combining the technologies of both companies will allow customers to achieve new levels of collaboration, accountability and business agility while reducing overall operational costs. Since the transaction occurred on September 30, 2003, the transaction is included in the quarter-end balance sheet and did not impact the results of operations for the quarter ended September 30, 2003.

Under the terms of the agreement, Captaris acquired all of the stock of Teamplate for $8.15 million in cash, issued 574,727 shares of Captaris common stock valued at approximately $3.0 million that were issued on October 3, 2003, and assumed liabilities of approximately $823,000, all resulting in an aggregate purchase price of $12.3 million, including transaction costs of approximately $282,000. The value of the common stock issued was determined using the closing price of Captaris’ stock on the NASDAQ National Market on September 30, 2003, the date the acquisition was announced and consummated. The purchase price is subject to a post closing adjustment, as defined, to be determined on December 31, 2003, and collection of certain receivables by September 30, 2004. In addition, the Company agreed to indemnify the Teamplate shareholders against claims resulting from various representations and warranties made by the Company. At September 30, 2003, the former Teamplate shareholders have made no indemnification claims. The common stock will be held in a third-party escrow account for one year as security for certain post closing obligations of the Teamplate shareholders, including indemnification provisions whereby the Teamplate shareholders agreed to indemnify the Company against claims resulting from various representations and warranties made by the former Teamplate shareholders. On the first anniversary of the closing, each Teamplate shareholder will have the option to require Captaris to purchase all of the shareholder’s portion of the Captaris common stock issued in the transaction at a price per share of $5.22 if (a) the average of the last sale prices of the common stock for the 20 trading days prior to September 30, 2004 is less than $5.22 per share; and (b) the last sale price of the common stock on September 30, 2004 is less than $5.22 per share. As a result of this buyback clause, the Company has recorded the issuance of this common stock as Redeemable Common Stock on the balance sheet.

As part of an incentive program to the management team of Teamplate, if the business plan for the combination achieves certain performance targets, the management team may earn up to $5.5 million over the three year period following the closing. The Company’s obligation to pay this incentive compensation is also based on continued employment. Any incentive compensation earned under this program will be recorded as compensation expense in the period earned.

The purchase price allocation set forth above is subject to additional adjustments related to the ultimate determination of the fair value of certain liabilities. All such adjustments identified during the allocation period, expected to expire on September 30, 2004, would change the carrying amount of the goodwill generated as a result of the acquisition. Based on information available to management after September 30, 2003, the Company estimates the post-closing purchase price adjustment to be an increase in purchase price of approximately $400,000. This post-closing purchase price adjustment when finalized will be recorded as additional goodwill. When finalized, the actual amount of the adjustment may differ from this estimate.

Subsequent Event

On October 30, 2003, the Company reached an agreement with Cisco Systems to accelerate the conclusion of its original equipment manufacturing contract announced in January 2002. Pursuant to the agreement, Cisco agreed to pay the Company $12.0 million as payment in full of all remaining unpaid aggregate license fees. In return, Captaris agreed to provide a maximum of 320 hours of support and training services for a period not to exceed twelve months. As a result of this agreement, Captaris expects to recognize revenue of $11.9 million during the quarter ending December 31, 2003. Captaris will defer revenue of $100,000 related to support and training services that will be recognized as revenue as support and training services are provided by Captaris over the next twelve months. As a result of this agreement, the Company expects to recognize additional management incentive compensation expense for its employees during the quarter ending December 31, 2003, based on the Company achieving certain revenue and operating income targets for the full 12 months of 2003.

Results of Operations

The Company derives net revenue primarily from initial sales software licenses as well as follow-on sales of add-on software modules and product upgrades. Sales to resellers, distributors and end-users are recognized when the products are shipped unless the sale includes acceptance provisions. The Company continues to distribute fax boards with a significant number of its software product sales for which the Company receives a margin significantly less than the margin on its software products. Additionally, the Company receives maintenance fees for providing technical support and/or product upgrades. The Company recognizes maintenance revenue ratably over the life of the maintenance contract.

Net Revenue

(in thousands)	Quarter ended September 30, 2003	Percent Change from 2002	Quarter ended September 30, 2002	Nine months ended September 30, 2003	Percent Change from 2002	Nine months ended September 30, 2002
Net revenue	$18,079	5.9%	$17,065	$51,917	4.6%	$49,632

Total net revenue for the quarter ended September 30, 2003 increased 5.9% compared to the third quarter of 2002. Revenue for the third quarter of 2003 from the RightFax product line was $15.9 million, an increase of 27.6% from the third quarter of 2002. Revenue for the third quarter of 2003 from the CallXpress product line was $2.2 million, a decrease of 43.0% from the third quarter of 2002. Excluding revenue from the CallXpress product line, revenue for the third quarter of 2003 increased 19.9% from comparable revenue in the third quarter of 2002. International revenue from the RightFax product line represented 16.3% of total revenue for the third quarter of 2003 compared to 16.4% of total revenue for the same quarter of 2002.

Total net revenue for the nine months ended September 30, 2003 increased 4.6% compared to the nine months ended September 30, 2002. Revenue for the nine months ended September 30, 2003 from the RightFax product line was $44.7 million, an increase of 20.2% from the nine months ended September 30, 2002. Revenue for first nine months of 2003 from the CallXpress product line was $7.0 million, a decrease of 33.2% from the comparable period in 2002. Excluding revenue from the CallXpress product line, revenue for the nine months ended September 30, 2003 increased 14.7%. International revenue from the RightFax product line represented 18.3% of total revenue for the nine months ended September 30, 2003 compared to 16.3% of total revenue for the same period of 2002. Revenue decreases in the fourth quarter of 2003 resulting from the sale of the Company’s CallXpress product line will be partially offset by revenues from the Company’s acquisition of Teamplate.

The Company did not receive a payment, nor did it recognize revenue, from its OEM agreement with Cisco Systems during the first, second or third quarters of 2003. Revenue from this agreement was $98,000, $588,000 and $588,000 in the first, second and third quarters of 2002, respectively. On October 30, 2003, the Company reached an agreement with Cisco Systems to accelerate the conclusion of its original equipment manufacturing contract originally announced in January 2002. See Subsequent Event.

Excluding revenue to be recognized in connection with the acceleration of the Cisco agreement as discussed in Subsequent Event, the Company anticipates revenue growth for the fourth quarter of 2003 from the RightFax product line and the addition of the Teamplate product line revenue contribution, offset by the decrease in revenue from the CallXpress product line, that was sold in September 2003.

Gross Profit

(in thousands)	Quarter ended September 30, 2003	Percent Change from 2002	Quarter ended September 30, 2002	Nine months ended September 30, 2003	Percent Change from 2002	Nine months ended September 30, 2002
Gross profit	$11,159	6.8%	$10,447	$32,763	6.0%	$30,922
Gross profit percentage	61.7%		61.2%	63.1%		62.3%

The increase in gross profit for the third quarter of 2003 and the nine months ended September 30, 2003 compared to the comparable periods for 2002 is attributable to favorable product mix and a greater portion of higher margin RightFax product sales, offset by a decline in gross profit on the CallXpress product line. In addition, the gross profit for the third quarter and first nine months of 2002 included inventory write-downs due to product version upgrades. Excluding the effect of revenue from the acceleration of the Cisco agreement as discussed in Subsequent Event, the Company expects gross margin percentages to increase during the fourth quarter of 2003 compared to the third quarter of 2003 due to the sale of the lower margin CallXpress product line. Revenue from the Teamplate product line in the fourth quarter of 2003 is anticipated to have a positive impact on gross margin, as Teamplate’s products benefit from higher relative margins than the Company’s CallXpress product line, which the Company sold during the third quarter. The impact of the Teamplate product line on gross margin is dependent upon the proportionate share of overall revenue contribution attributable to the Teamplate product line.

Research and Development

(in thousands)	Quarter ended September 30, 2003	Percent Change from 2002	Quarter ended September 30, 2002	Nine months ended September 30, 2003	Percent Change from 2002	Nine months ended September 30, 2002
Research and development	$2,384	(9.8)%	$2,643	$7,182	(1.1)%	$7,266
Percentage of revenue	13.2%		15.5%	13.8%		14.6%

The decrease in research and development expenses for the third quarter and nine months ended September 30, 2003 compared to the same periods for 2002 is due to a decrease in staffing costs as a result of having fewer employees in 2003 compared to 2002. In addition, the research and development expenses for the first nine months of 2002 included a reversal of a performance incentive arrangement of approximately $700,000. The Company expects research and development expenses for the fourth quarter of 2003 to remain relatively consistent with expenses incurred during the third quarter of 2003. A reduction in research and development expenses related to the sale of the CallXpress product line in September 2003 will be offset by additional research and development expenses for the Teamplate product line during the fourth quarter of 2003.

Selling, General and Administrative

(in thousands)	Quarter ended September 30, 2003	Percent Change from 2002	Quarter ended September 30, 2002	Nine months ended September 30, 2003	Percent Change from 2002	Nine months ended September 30, 2002
Selling, general and administrative	$9,330	1.7%	$9,172	$27,727	(4.6)%	$29,055
Percentage of revenue	51.6%		53.7%	53.4%		58.5%

The increase in selling, general and administrative expenses for the third quarter of 2003 compared to the third quarter of 2002 is due to an increase in severance expense offset by a reduction in staffing costs as a result of having fewer employees in 2003 compared to 2002. During the quarter ended September 30, 2003, the Company incurred severance costs of approximately $624,000 in connection with the termination of several mid- to high-level employees. The decrease in selling, general and administrative expenses for the first nine months of 2003 decreased compared to the same period in 2002 due to a reduction in staffing costs as a result of a reduction in the Company’s workforce. The Company expects selling, general and administrative expenses to remain consistent with expenses incurred during the third quarter of 2003. A reduction in selling, general and administrative expenses related to the sale of the CallXpress product line in September 2003 will be offset by selling, general and administrative expenses incurred by the Teamplate product line during the fourth quarter of 2003. Should the Teamplate product line meet or exceed certain revenue targets, the Company will incur additional incentive compensation expense.

Amortization of Intangibles

Amortization expense recorded in cost of revenue was $58,000 and $75,000 for the quarters ended September 30, 2003 and 2002, respectively, and $175,000 and $202,000 for the nine months ended September 30, 2003 and 2002, respectively. Amortization expense recorded in operating expenses was $57,000 and $76,000 for the quarters ended September 30, 2003 and 2002, respectively, and $170,000 and $849,000 for the nine months ended September 30, 2003 and 2002, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for the remainder of 2003 and each of the succeeding five years is as follows: $304,000 for the remainder of 2003, $1.2 million for 2004 and $1.1 million in each of the years 2005 through 2007, and $773,000 for 2008. See additional discussion of amortization expense in Other , discussed below.

Impairment of Intangibles

On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 develops one accounting model for long-lived assets and requires these assets to be measured at the lower of book value or fair value. In January 2002, the Company engaged an independent valuation firm to provide an estimated fair value of each of its intangible, long-lived assets using a discounted cash flow model. The determination of fair value is a critical and complex consideration when assessing impairment under SFAS No. 144 that involves significant assumptions and estimates. These assumptions and estimates were based on the Company’s best judgments. As a result, the Company determined that certain intangible assets acquired from Infinite Technologies in January 2001 were impaired. Accordingly, the Company recorded an impairment charge of $5.5 million for the mobile delivery reporting unit in January 2002. This impairment charge consisted of a write-down of core technology of approximately $2.4 million, a write-down of customer base and marketing channel of approximately $2.2 million and a write-down of tradename of approximately $849,000.

Restructuring Charges

In September 2003, partly in conjunction with the sale of its CallXpress product line, the Company recorded a restructure charge of approximately $423,000 for severance and related benefits for terminated employees associated with CallXpress. In addition to the reduction of employees from the sale of the CallXpress product line, the Company recorded a charge of approximately $624,000 in Selling, General and Administrative Expenses in September 30, 2003 for severance expense. Approximately $177,000 of restructuring charges were accrued and recorded in Accrued Compensations and Benefits at September 30, 2003. These expenses will be paid during the fourth quarter of 2003.

In January 2002, the Company announced a reduction of its workforce, affecting approximately 90 employees, or 18% of the total Company workforce. This reduction in force, primarily affecting the software products segment, resulted in the recognition of a restructuring charge of $2.0 million related to severance, impairment of certain assets and non-cancelable lease obligations. All costs associated with this reduction in force were paid as of December 31, 2002.

Gain on Sale of the CallXpress Product Line

On September 29, 2003, Captaris sold its CallXpress product line. The Company recognized a gain on the sale of CallXpress of approximately $2.1 million, before tax, in the quarter ended September 30, 2003.

Stock Compensation

During the second quarter of 2001, the Company offered a limited non-compulsory exchange of employee stock options on a less than one-for-one basis. The exchange (which closed on July 10, 2001) resulted in the voluntary cancellation of employee stock options to purchase 3,125,620 shares of our common stock with varying exercise prices greater than $10.00 per share in exchange for 1,298,284 employee stock options with an exercise price of $2.11 per share. The option exchange offer resulted in variable accounting treatment for a total of 1,951,307 options, representing the 1,298,284 new options granted in the exchange, as well as all employee options modified during the year. Variable accounting will continue until all options subject to variable accounting treatment are exercised, cancelled or expired. Variable accounting treatment will result in charges or credits, recorded to stock compensation expense (benefit), dependent on unpredictable fluctuations in quoted prices for the Company’s common stock. At September 30, 2003 and 2002, the Company had 707,553 and 1,400,811 options to purchase common shares subject to variable accounting. The Company recorded a charge of $736,000 and a benefit of $639,000 during the third quarter of 2003 and 2002, respectively, for variable stock compensation. For the nine months ended September 30, 2003 and 2002, the Company recorded a charge of $1.8 million and a benefit of $1.3 million, respectively, for variable stock compensation.

The Company expects to record stock compensation charges or benefits in future quarters for the options outstanding subject to variable accounting. The amount of these charges or benefits will depend on the Company’s stock price and the number of stock options subject to variable accounting that are outstanding at the end of each quarter, neither of which can be predicted. These charges or benefits could have a material impact on the Company’s reported financial results in a particular quarter or for the year.

Other

In April 2002, the Company entered into a nonexclusive license agreement with AudioFAX IP LLC, settling a patent infringement suit filed by AudioFAX on November 30, 2001. The Company paid a one-time fee to license the technology until the patents expire in 2008 and 2011. In the first quarter of 2002, the Company recorded an other charge of $875,000, reflecting management’s assessment of the fair value of the portion of the license fee that relates to prior years. The balance of the license fee was capitalized and is being amortized over the remaining life of the licensor’s patents. Amortization expense related to this license was $22,000 and $22,000 for the quarters ended September 30, 2003 and 2002, respectively. Amortization expense for this license was $67,000 and $44,000 for the nine months ended September 30, 2003 and 2002, respectively.

Other Income, Net

The decline in other income, net was primarily driven by the decrease in interest rates on invested funds for the quarter and nine months ended September 30, 2003 compared to the same periods for the prior period. Assuming interest rates remain at recent levels, the Company expects interest income to further decline, as rates on maturing investments are greater than rates currently available. The decline in yields may be offset by higher investment earnings because the Company’s investment portfolio is anticipated to be higher in the fourth quarter of 2003 than the third quarter.

Income Tax Expense (Benefit)

The effective income tax expense (benefit) rate for the quarter ended September 2003 was 38% compared to an effective tax benefit rate of 45% for the quarter ended September 30, 2002. The effective income tax expense (benefit) rate for the nine months ended September 2003 was 40% compared to an effective tax benefit rate of 41% for the nine months ended September 30, 2002. The effective income tax (benefit) rates for the quarter and nine months ended September 30, 2002 resulted from the Company’s operating loss from continuing operations. The Company’s periodic tax expense (benefit) rate is based on a combination of the Company’s estimated combined statutory federal and state income tax rates. The Company anticipates the effective tax rate for the fourth quarter of 2003 to be generally consistent with the statutory rate.

Cumulative Effect of Change in Accounting Principle

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangibles Assets, which eliminated the amortization of goodwill and indefinite-lived intangible assets, proscribed the amortization of intangible assets with finite lives, and proscribed impairment testing and recognition for goodwill and intangible assets. In January 2002, the Company evaluated its intangible assets, including core technology, customer lists, and other intangibles and determined that these assets have finite lives. As a result of the Company’s evaluation, the Company recorded a $2.7 million non-cash charge in the first quarter of 2002 as a cumulative effect of change in accounting principle as a result of the impairment of goodwill. SFAS No. 142 prescribes an impairment testing of goodwill to be performed at least annually. The Company completed this annual evaluation during the first quarter of 2003 noting no additional impairment.

Liquidity and Capital Resources

Our principal source of liquidity is our cash and cash equivalents, short-term investments held for sale and long-term investments held for sale. At September 30, 2003, cash and cash equivalents and investment balances totaled $87.2 million, up $11.5 million from June 30, 2003. This increase in cash and investments was due primarily to cash generated from operations of $4.9 million, proceeds from the sale of our MediaLinq division of $14.9 million, proceeds from the sale of our CallXpress product line of $2.5 million and proceeds of $1.8 million from the issuance of shares of common stock through our employee stock plans. The increase in cash and investments was offset by net cash used to purchase Teamplate of $7.3 million and cash used to purchase equipment and leaseholds of $2.6 million.

In addition to cash and investment balances, the Company has a $4.0 million unsecured revolving line of credit, $2.0 million for unsecured borrowings and $2.0 million reserved for letters of credit. As of September 30, 2003, the Company has utilized $1.0 million of its letter of credit capacity in conjunction with its corporate headquarters lease. The Company has placed $1.0 million in a restricted certificate of deposit with the bank that supports the letter of credit. The Company did not borrow under its line of credit during the nine months ended September 30, 2003 or the year ended December 31, 2002. The line expires in August 2004 and contains certain financial covenants and restrictions as to various matters, including restrictions on the Company’s ability to pay cash dividends without the bank’s prior approval. The Company is currently in compliance with such financial covenants and restrictions. Borrowings under the line of credit bear interest at the bank’s prime rate or, at the Company’s option, its interbank offering rate plus 1.5%.

The following table summarizes the Company’s contractual obligations and estimated commercial commitments as of September 30, 2003 and the effect such obligations are expected to have on liquidity in future periods:

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$5,523	$1,511	$2,526	$1,486	—
Estimated post-closing purchase price adjustment for Teamplate acquisition[1]	400	400			—
Note payable – projected principal and imputed interest payments[2]	540	83	457	—	—
Redeemable common stock[3]	3,000	—	3,000	—	—

Total contractual obligations and estimated commercial commitments	$9,463	$1,994	$5,983	$1,486	—

Notes:

1.	See acquisition of Teamplate.
2.	Payment of note is based on 2.2% of Teamplate revenues. Actual payment stream may be different from this estimate. See Note 7 of notes to unaudited condensed consolidated financial statements in Item 1 of this Current Report on Form 10-Q.
3.	See acquisition of Teamplate.

In addition to the contractual payments disclosed above, the Company will make an estimated income tax payment of approximately $1.7 million in December 31, 2003.

The Company did not repurchase common shares during the quarter ended September 30, 2003. The Company did repurchase 54,800 common shares for a total of $177,000, or an average of $3.23 per share in the second quarter of 2003 pursuant to the Company’s ongoing stock repurchase program. In July 2003, the Board of Directors of the Company allocated an additional $5.0 million in funds for the Company’s share repurchase program. Funds available to repurchase shares currently total approximately $15.0 million. The Company may repurchase shares in the future subject to open trading windows, overall market conditions, stock prices and the company’s cash position and requirements going forward. Captaris intends to provide updates on the status of its repurchase program each quarter in its Quarterly Reports on Form 10-Q and Form 10-K filed with the Securities and Exchange Commission.

The Company expects that its current cash, short-term investments, and available bank line of credit will provide sufficient working capital for operations for the foreseeable future and at least the next 12 months.

Impact of New Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for certain contracts entered into or modified by the Company after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how the Company would classify and measure financial instruments with characteristics of both liabilities and equity and requires the Company to classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances). SFAS No. 150 also revises the definition of a liability to encompass obligations that the Company can or must settle by issuing equity shares, depending on the nature of the relationship established between the Company and a holder of its stock. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2002, the Emerging Issues Task Force (“EITF”) published its consensus on EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF No. 00-21 applies to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted EITF No. 00-21 on July 1, 2003. The adoption of EITF No. 00-21 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. In addition, FIN No. 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. In general, FIN No. 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, liability or an equity security of the guaranteed party. The initial recognition and measurement provisions of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In July 2003, the EITF reached a consensus on EITF No. 03-5, Applicability of AICPA Statement of Position (“SOP”) No. 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software. This EITF addresses the application of the provisions of SOP No. 97-2 to arrangements containing software and non-software deliverables. This EITF is expected to be applicable to transactions or arrangements entered into after the beginning of an entity’s next reporting period beginning after the Financial Accounting Standards Board’s ratification of the consensus. Management does not expect the adoption of EITF No. 03-5 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Our stock price may be highly volatile.

The market price of our common stock may continue to be highly volatile. The future price of our common stock may fluctuate in response to factors, involving our competitors, or us, such as:

•	new product announcements or changes in product pricing policies;

•	quarterly fluctuations in our operating results;

•	announcements of technical innovations;

•	announcements relating to strategic relationships or acquisitions;

•	changes in earnings estimates by securities analysts; and

•	general conditions in the economy and/or levels of information technology spending.

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

We expect our operating results to fluctuate significantly from quarter to quarter in the future. Because of these fluctuations, our operating results for a particular quarter may fall below the expectations of securities analysts and investors. If this occurs, the trading price of our common stock may decline. Such fluctuations could cause period-to-period comparisons to be less than meaningful. Numerous factors contribute to the unpredictability of our operating results, including:

•	the timing of customers’ orders;

•	changes in our mix of products and distribution channels;

•	the announcement or introduction of new products by us or our competitors;

•	pricing pressures; and

•	general economic conditions.

Most of our software product revenue comes from current-quarter orders and sales, of which a substantial portion has, at times, occurred in the last month of the quarter. We do not maintain a large backlog of orders, and most of our distributors maintain little or no inventory. Order fulfillment cycles are typically short, and often as short as one to two days. Accordingly, the timing of customer orders can cause significant variations in quarterly results of operations. Because we sell our products to end-customers through various third parties such as value-added resellers, independent distributors, and others, we are unable to project with certainty the actual orders, sales, and revenues these third parties will generate in a given quarter. The combination of these factors impairs and delays our ability to know when revenues and earnings will be higher or lower than expected. We base product development and other operating expenses on our expected revenues. Because our expenses are relatively fixed in the short term, we may be unable to adjust our spending in time to compensate for any unexpected shortfall in quarterly revenue.

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

We depend on third parties for certain key components of our products.

Our products operate on standard computer hardware, most of which is readily available. However, only two domestic suppliers can provide fax processing circuit boards to meet our specifications. Historically, we have relied almost exclusively on Brooktrout, Inc. for fax boards. We rely on this supplier primarily because of volume price discounts and the cost and effort required to develop software for alternate fax boards. Significant changes in technology, issues regarding quality performance, delays, interruptions or reductions in our supply of fax boards, or unfavorable changes to price and delivery terms, could adversely affect our business.

We rely heavily on independent distributors and value-added resellers.

A substantial majority of our net revenue depends on a network of computer-oriented value-added resellers and independent distributors. There is intense competition for the attention of these resellers from our competitors and from providers of other products distributed through these channels. Many of these resellers do not have the financial resources to withstand a downturn in their businesses. We may not be able to maintain or expand our network of resellers in the future. Moreover, our resellers may not maintain or expand their present level of efforts to sell our products. If we lose a major dealer or reseller, or if our dealers and resellers lose interest in selling our products, our business, results of operations and financial condition may be adversely affected.

Failure to establish and maintain strategic relationships could limit our ability to maintain or increase sales.

Creating and maintaining strategic relationships is important to our success because these relationships enable us to market and distribute our products to a larger customer base than we could otherwise reach through our direct marketing efforts. We may not be successful in creating new strategic relationships on acceptable terms, if at all. Moreover, although we view our strategic relationships as an important factor in the successful commercialization of our products, our current strategic partners may not view their relationships with us as significant for their own businesses and any one of them could reassess their commitment to us in the future. Further, our strategic relationships are generally non-exclusive, which means our strategic partners may develop relationships with some of our competitors. Failure of one or more of our strategic partners to successfully develop and sustain a market for our products, or the termination of one or more of our strategic relationships, could adversely affect our ability to maintain or increase revenue.

Additionally, our strategic partners from time to time require us to customize our products and/or develop further enhancements or capabilities. If we are unable to meet these requests in a timely manner, our relationships with our partners and operating results could be negatively impacted.

Our market is highly competitive.

The business solutions market is highly competitive. We may not have the financial resources, marketing, distribution and service capability, and depth of key personnel or technological knowledge to continue to compete successfully in each of our markets.

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

In our industry, technology and customer demands change rapidly, and the Company and its competitors frequently introduce new products and features. To succeed, we must identify, develop and market new products, features and services that achieve broad market acceptance by satisfying those changing customer needs and keeping pace with those technological developments. To do this, we must spend substantial funds on product development. We regularly devote significant resources to technologies that we anticipate will be widely adopted. The market for mobile business solutions is relatively new and has, to date, not developed at the rate originally anticipated. To be successful, we must, among other things, develop and market products and services that achieve broad market acceptance. We may not be able to develop new products or product enhancements on a timely basis. Even if we do, the market may not accept the new products or product enhancements that we develop and accordingly, the results of our operations may be adversely affected.

We face risks from expansion of our international operations.

Maintaining or growing our revenue depends, in part, on continued expansion of our international product sales. We have focused significant management attention and financial resources on our international operations. Significant portions of our revenue are subject to the risks associated with international sales, which include

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

Currently, substantially all of our sales are denominated in U.S. dollars. We do price our international sales to the United Kingdom and to participating European Community countries in U.K. Pounds and the Euro, respectively. Increases in the value of the dollar against any local currencies could cause our products to become relatively more expensive to customers in a particular country or region, leading to reduced revenue or profitability in that country or region. As we continue to expand our international operations, we expect our non-U.S.-dollar-denominated revenue and our exposure to gains and losses on international currency transactions to increase. We do not currently engage in transactions to hedge against the risk of currency fluctuations, but we may do so in the future.

Our investment in the business process automation market, which is an unproven market, may not be successful.

In September 2003, we announced that we are expanding our business strategy to focus on business information delivery solutions, and with the acquisition of Teamplate, the business process automation market. Our business strategy is to become a leading provider of business information delivery solutions. In the future, in order to implement our strategy, we must continue to design, develop and introduce competitive new products. Execution of this strategy may involve a substantial increase in costs and, as a result, our expenses could increase disproportionately to revenue in the future. We cannot guarantee that demand for business information delivery solutions will grow in the future, that new technologies will not cause the market to evolve in a manner different from what we expect or that we will be able to obtain a leadership position in this market opportunity or that our investment in this unproven market will be successful.

Our investment in the mobile business solutions market, whose technology offerings and customers buying behaviors have undergone significant changes, may not be successful.

In March 2001, we announced that we were expanding our business strategy to focus on the mobile business solutions market, which we believed to be a potential higher-growth opportunity. We continue to believe that this market is likely to develop over time, but it has been slower to develop than we anticipated. Certain early entrants to this market have not achieved their publicly forecasted financial results. To date, the significant share of market revenue has been in mobile services rather than in deployed software licenses.

While we will continue to embed our mobility technology to address the mobile workforce, as part of our business information delivery solutions, we have slowed our investment rate and intend to invest cautiously in stand-alone mobile offerings until the market further develops. There can be no assurance that we will realize a return on our past or future investment in this unproven, stand-alone mobile business solutions market.

In the future, if the market for mobile business solutions develops, competing in this market would likely require an increase in our development and marketing efforts disproportionate to potential revenue streams. Accordingly, the results of our operations may be negatively impacted. Moreover, future focus on this strategy could disrupt our other operations and distract management, which could have a material adverse effect on our operating results. We cannot guarantee that the demand for mobile business solutions will develop in the future, that new technologies will not cause the market to evolve in a manner different from what we expect or that we will be able to obtain a significant market position if this market opportunity develops.

The integration of recent and any future acquisitions may be difficult and disruptive.

We frequently evaluate potential acquisitions of products, technologies and businesses. The acquisition of Teamplate, as well as any future acquisitions we may undertake, may direct management’s attention away from the day-to-day operations of our business and may pose numerous other risks. For instance, we may not be able to successfully integrate technologies, products, personnel or operations of companies that we may acquire.

In making acquisitions, we may need to make dilutive issuances of our equity securities, incur debt, write-off purchased in-process research and development, and amortize expenses related to other intangible assets, incur restructure charges, as well as costs of integration personnel and operations.

Our average sales prices may decline for some of our products.

If the average sales prices of our more significant products declines, our overall gross margins will likely decline. To offset and forestall potential declines in average sales prices, we must continue to develop product enhancements and new products with advanced features that are likely to generate higher-margin incremental revenue. If we are unable to do so in a timely manner, or if our products do not achieve significant customer acceptance, our business, results of operations and financial condition may suffer.

We may not realize the benefits from the sale of our CallXpress product line and MediaLinq division, and such dispositions may continue to be disruptive to our ongoing operations.

In September 2003, we sold our CallXpress product line and MediaLinq division. Such dispositions were intended to allow us to focus our resources on products and services we have determined to be critical to our long-term success. The impact of these dispositions, and the associated change in our business focus, may continue to be disruptive to our ongoing business, which may negatively impact our operations in the near term and be distracting to management or our workforce in general. Moreover, although the dispositions are intended to improve our long-term results of operations, there can be no assurance that we will realize the benefits we expect from these dispositions.

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

We have periodically received letters and other communications from third parties asserting patent rights and requesting royalty payments, and will probably receive additional claims in the future. For example, over the past six years, we have been involved in intermittent communications with Avaya, which was spun off from Lucent Technologies in 2001. Over this period of time, Lucent/Avaya asserted that we were infringing on their patents or technology, eventually identifying 10 patents as including claims that allegedly cover our current or former products and/or services. Several communications and meetings between us and Lucent/Avaya have occurred, and discussions are ongoing. We have also been in communication with BellSouth since December of 2001, at which time BellSouth asserted we were infringing on two of its patents. Analysis of both patents in light of our current and former products/services is still underway. The last communication with representatives of BellSouth was on June 19, 2003.

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

The Company maintains an investment portfolio consisting primarily of investment grade interest bearing securities. These securities are classified as “available for sale” securities. The interest bearing securities are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2003, the fair value of the portfolio would decline by an immaterial amount. Because the Company has the ability to hold its fixed income investments until maturity, it does not expect its operating results or cash flows to be affected to any material degree by a sudden change in market interest rates on its securities portfolio.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceeding

One of the services provided by MediaTel Corporation (“MediaTel”), a wholly owned subsidiary of Captaris, was the transmission of facsimile advertisements to travel industry participants on behalf of travel service providers. MediaTel held a license to use a database supplied by Northstar Travel Media that lists recipients for these facsimile advertisements. All of the assets of MediaTel were sold to a subsidiary of PTEK Holdings, Inc. (“PTEK”) on September 16, 2003. On or about July 29, 2003, Travel 100 Group, Inc. (“Travel 100”) filed two lawsuits in Circuit Court in Cook County, Illinois, one against Mediterranean Shipping Company (Mediterranean) and another against The Melrose Hotel Company (“Melrose”). The complaints are substantially identical in form and allege violations of the Telephone Consumer Protection Act in connection with the receipt of facsimile advertisements that were transmitted by MediaTel. Each complaint seeks injunctive relief and unspecified damages, and certification as a class action on behalf of Travel 100 and others similarly situated that received the facsimile advertisements.

Mediatel contracted with a third party to provide facsimile advertising services for Mediterranean. The third party, in turn, contracted with Mediterranean. Melrose contracted directly with MediaTel for transmission of the facsimile advertisements. In its answer filed on September 23, 2003, Mediterranean named Captaris as a third-party defendant and asserted that to the extent that Mediterranean is liable, Captaris should be liable under theories of indemnification or contribution for any damages suffered by Mediterranean. Similarly, in its answer filed on October 14, 2003, Melrose named Captaris, as well as PTEK, as third-party defendants based on allegations of breach of contract and claims for contribution. In response to each of the third-party complaint, Captaris filed its answer on November 3, 2003, denying the allegations filed by Mediterranean and further answering by way of affirmative defenses that to the extent Captaris is found liable for any damages allegedly suffered by plaintiffs or any third party plaintiffs in this action, Captaris is entitled to indemnification and/or contribution from other non-parties to this action. Captaris intends to file a similar answer with respect to the Melrose complaint. The outcome of these matters, including the plaintiff’s success in achieving class certification, is uncertain.

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

Item 2. Changes in Securities and Use of Proceeds

On September 30, 2003, Captaris and its indirect wholly-owned subsidiary, Nova Scotia Company, a Nova Scotia, Canada unlimited liability company, acquired Teamplate, Inc., an Alberta, Canada corporation. Under the terms of the agreement, Captaris acquired all of the stock of Teamplate for $8.15 million in cash and 574,727 shares of Captaris common stock. The common stock was issued on October 3, 2003. The portion of the common stock issued to the shareholders of Teamplate who were residents of Canada was issued pursuant to an exemption from registration under Regulation S under the Securities Act of 1933, as amended. The portion of the common stock issued to shareholders of Teamplate who were residents of the United States was issued pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act on the basis that the transaction did not involve a public offering.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description
2.1	Asset Purchase Agreement, by and among Captaris, Inc., MediaTel Corporation (Delaware) and Xpedite Systems, Inc. dated September 15, 2003 (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on September 17, 2003 with the Securities and Exchange Commission; File No. 0-25186)

2.2	Agreement for Purchase and Sale of Assets dated September 29, 2003 by and between Sound Advantage, LLC, Applied Voice & Speech Technologies and Captaris, Inc. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on October 21, 2003 with the Securities and Exchange Commission; File No. 0-25186)

31.1	Rule 13a-14(a) Certification (Chief Executive Officer)

31.2	Rule 13a-14(a) Certification (Chief Financial Officer)

32.1	Section 1350 Certification (Chief Executive Officer)

32.2	Section 1350 Certification (Chief Financial Officer)

(b)	Reports on Form 8-K

Current Report on Form 8-K (Item 5 and 7) filed on July 31, 2003, announcing the Company’s intent to sell its CallXpress product line.

Current Report on Form 8-K (Item 2 and 7) filed on September 17, 2003, announcing the sale of the Company’s MediaLinq division.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of November 2003.

CAPTARIS, INC.

By:	/s/ Peter Papano
Peter Papano Chief Financial Officer and Secretary