Form 10-Q/A
period 2003-03-31
CAPTARIS INC
filed 2004-03-12
CIK 931784

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

CAPTARIS, INC.

FORM 10-Q/A

For the Quarter Ended March 31, 2003

PART I.

FINANCIAL INFORMATION

Explanatory Note: This amendment of our Quarterly Report on Form 10-Q/A of Captaris, Inc. sets forth restated financial statements and related disclosures to correct a computational error in the calculation of stock compensation expense for options subject to variable accounting for the three months ended March 31, 2003. See Note 2 to our unaudited condensed consolidated financial statements for further discussion of the restatement. Financial Statements (Part I, Item 1) and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part I, Item 2) have been revised to reflect the restatement. For convenience and ease of reference, we are filing this Quarterly Report in its entirety, as amended. However, this amendment amends and restates only those Items of the previously filed Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003 which have been affected by the restatement as noted above. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update the disclosures in the original Quarterly Report on Form 10-Q except as required to reflect the effects of the restatement, to make revisions to the Notes to the unaudited condensed consolidated financial statements and to make the other revisions described above. As a result, this Quarterly Report on Form 10-Q/A contains forward-looking information, which has not been updated for events subsequent to the date of the original filing, and the Company directs you to its SEC filings made subsequent to that original filing date for additional information.

Item 1.	FINANCIAL STATEMENTS

CAPTARIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2003	December 31, 2002
	(As Restated – See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$24,789	$21,971
Short-term investments, available for sale	18,926	30,519
Accounts receivable, net	15,570	17,811
Inventories	2,187	2,928
Deferred and income tax receivable	4,473	4,308
Prepaid expenses and other	2,101	1,544

Total current assets	68,046	79,081
Long-term investments, available for sale	28,058	20,599
Equipment and leasehold improvements, net	7,570	7,595
Restricted cash	1,000	1,000
Deferred income taxes	1,553	1,546
Goodwill	9,000	8,976
Intangible and other assets, net	2,365	2,480

Total assets	$117,592	$121,277

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,492	$7,204
Accrued compensation and benefits	3,435	4,186
Deferred revenue	8,385	8,185
Other accrued liabilities	2,295	3,401

Total current liabilities	19,607	22,976

Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized; none outstanding	—	—
Common stock, par value $0.01 per share, 120,000,000 shares authorized; 30,268,180 and 30,217,955 outstanding, respectively	303	302
Additional paid-in capital	61,282	60,539
Retained earnings	36,170	37,148
Accumulated other comprehensive income	230	312

Total shareholders’ equity	97,985	98,301

Total liabilities and shareholders’ equity	$117,592	$121,277

See the accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended March 31,
	2003	2002
	(As Restated – See Note 2)
Net sales:
Software products	$15,700	$15,801
E-document services	5,910	5,742

Total net sales	21,610	21,543
Cost of sales:
Software products	5,794	6,068
E-document services	2,108	2,096

Total cost of sales	7,902	8,164

Gross profit	13,708	13,379

Operating expenses:
Research and development	2,805	2,698
Selling, general and administrative	12,147	12,095
Amortization of intangible assets	56	387
Restructuring charges (Note 6)	—	2,119
Stock compensation expense (benefit) (Note 7)	624	(204)
Patent settlement with AudioFax (Note 10)	—	875

Total operating expenses	15,632	17,970

Operating loss	(1,924)	(4,591)

Other income (expense):
Interest	455	736
Other, net	(43)	(362)

Other income	412	374

Loss before income tax benefit and cumulative effect of change in accounting principle	(1,512)	(4,217)
Income tax benefit	(534)	(2,109)

Loss before cumulative effect of change in accounting principle	(978)	(2,108)
Cumulative effect of change in accounting principle (Note 5)	—	(2,695)

Net loss	$(978)	$(4,803)

Basic and diluted loss per common share prior to cumulative effect	$(0.03)	$(0.07)
Cumulative effect of change in accounting principle	—	(0.08)

Basic and diluted loss per common share	$(0.03)	$(0.15)

Weighted average common shares outstanding	30,220	31,824

See the accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarter Ended March 31,
	2003	2002
	(As Restated – See Note 2)
Cash flows from operating activities:
Net loss	$(978)	$(4,803)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,137	1,420
Stock compensation expense (benefit)	624	(204)
Stock issued for consulting services	6	—
Cumulative effect of change in accounting principle	—	2,695
Restructuring and other charges	—	1,561
Changes in current assets and liabilities:
Accounts receivable, net	2,266	328
Inventories	743	205
Prepaid expenses and other assets	(556)	(883)
Deferred tax asset	(176)	793
Accounts payable	(1,720)	(1,722)
Accrued compensation and benefits	(751)	(1,730)
Other accrued liabilities	(930)	1,772
Deferred tax liability	—	(1,935)

Net cash used by operating activities	(335)	(2,503)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(997)	(495)
Purchase of investments	(17,166)	(10,075)
Proceeds from sale of and principal pay downs on investments	21,236	9,793

Net cash provided (used) by investing activities	3,073	(777)

Cash flows from financing activities:
Proceeds from exercise of common stock options	114	260

Net cash provided by financing activities	114	260

Net increase (decrease) in cash	2,852	(3,020)
Effect of exchange rate changes on cash	(34)	—
Cash and cash equivalents at beginning of period	21,971	19,654

Cash and cash equivalents at end of period	$24,789	$16,634

See the accompanying notes to unaudited condensed consolidated financial statements

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

2. Restatements

Subsequent to the filing of the Form 10-Q for the quarter ended March 31, 2003, management determined that certain employee stock based compensation subject to variable accounting had been computed incorrectly and that the financial statements must be restated to correct the error. The restatement involves a non-cash charge, which reflects the impact of a computational error in the calculation of stock compensation expense for options subject to variable accounting. The effect of the restatement increases net loss for the first quarter of 2003 by $88,000, having no effect on reported loss per share. The restatement adjustment recorded in the quarter ended March 31, 2003 includes amounts related to prior years which were not material. See also Note 7 for further discussion of stock based compensation.

A summary of the significant effects of the restatement (in thousands, except per share data) is as follows:

	Quarter Ended March 31, 2003
	As Previously Reported	As Restated
Restatement to correct stock compensation expense:
Statement of operations data:
Stock compensation expense	$482	$624
Income tax benefit	(480)	(534)
Net loss	(890)	(978)
Basic and diluted net loss per common share	(0.03)	(0.03)
Balance sheet data:
Deferred and income tax receivable	$4,419	$4,473
Total current assets	67,992	68,046
Additional paid-in capital	61,137	61,282
Retained earnings	36,258	36,170
Total shareholders’ equity	97,931	97,985

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Quarters ended March 31, 2003 and 2002

(Unaudited)

In addition, the Company incorrectly calculated its stock compensation amounts for its pro forma disclosure under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock Based Compensation, as follows (in thousands, except per share data):

	Quarter Ended March 31, 2003
	As Previously Reported	As Restated
Restatement to correct SFAS No. 123 disclosure including restatement of stock based compensation expense:
Net loss, as reported	$(890)	$(978)
Add: Stock-based compensation expense, as reported, net of income taxes	313	384
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	357	290

Net loss, pro forma	$(934)	$(884)

Net loss per share:
Basic and diluted, as reported	$(0.03)	$(0.03)

Basic and diluted, pro forma	$(0.03)	$(0.03)

The Company is also restating its statement of cash flows for the three months ended March 31, 2003. Previously, the Company had not separately presented the effect of exchange rate changes on cash in its cash flow statement in accordance with SFAS No. 95, Statement of Cash Flows. The Company made other minor adjustments within the statement of shareholders’ equity for the three months ended March 31, 2003. Further, the common stock equivalent shares excluded from the calculation of diluted shares outstanding were restated for the quarter ended March 31, 2003 and 2002.

3. Segment Reporting

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

	Software Products	E-document Services	Corporate	Total
	(in thousands)
Quarter ended March 31, 2003
Net sales	$15,700	$5,910	$—	$21,610
Operating income (loss)	(1,868)	999	(1,055)	(1,924)
Quarter ended March 31, 2002
Net sales	$15,801	$5,742	$—	$21,543
Operating income (loss)	(4,501)	747	(837)	(4,591)

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Quarters ended March 31, 2003 and 2002

(Unaudited)

The Company’s sales by country, as determined by shipping destination, were as follows:

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

6. Restructuring Charge

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

7. Stock Based Compensation

During the second quarter of 2001, the Company offered a limited non-compulsory exchange of employee stock options on a less than one-for-one basis. The exchange (which closed on July 10, 2001) resulted in the voluntary cancellation of employee stock options to purchase 3,135,720 shares of our common stock with varying exercise prices greater than $10.00 per share in exchange for 1,286,790 employee stock options with an exercise price of $2.11. The option exchange offer resulted in variable accounting treatment for a total of 1,993,250 options, representing the 1,286,790 new options granted in the exchange, as well as all employee options modified during the year. Variable accounting will continue until all options subject to variable accounting treatment are exercised, cancelled or expired. Variable accounting treatment will result in charges or credits, recorded to “Stock-based compensation”, dependent on fluctuations in quoted prices for the Company’s common stock, multiplied by the number of stock options subject to variable accounting that are outstanding for the period, neither of which can be predicted. At March 31, 2003 and 2002 the Company had 1,282,806 and 1,598,752 options to purchase common shares subject to variable accounting. The Company recorded a charge of $624,000 and a benefit of $204,000 for the first quarter of 2003 and 2002, respectively.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Quarters ended March 31, 2003 and 2002

(Unaudited)

Allocation of this stock compensation expense (benefit) to the operating categories is as follows:

	Quarter Ended March 31,
	2003	2002
	(in thousands)
Cost of sales	$47	$(7)
Research and development	121	(35)
Selling, general and administrative	456	(162)

Total	$624	$(204)

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

	Quarter Ended March 31,
	2003	2002
	(in thousands, except per share data)
Net loss, as reported	$(978)	$(4,803)
Add: Stock-based compensation expense (benefit), as reported, net of income taxes	384	(106)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	290	389

Net loss, pro forma	$(884)	$(5,298)

Net loss per share:
Basic – as reported	$(0.03)	$(0.15)
Basic – pro forma	$(0.03)	$(0.17)
Diluted – as reported	$(0.03)	$(0.15)
Diluted – pro forma	$(0.03)	$(0.17)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Quarter Ended March 31,
	2003	2002
Dividend yield	0.0%	0.0%
Volatility	69%	61.4%
Risk-free interest rate	2.81%	4.48%
Expected life (in years)	5	5

8. Net Income (Loss) Per Share

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

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Quarters ended March 31, 2003 and 2002

(Unaudited)

Potentially issuable common shares of 4,135,789 and 4,549,765 were excluded from the calculation of diluted shares outstanding for the quarters ended March 31, 2003 and 2002, respectively, as they were antidilutive.

9. Changes in Shareholders’ Equity

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands)
Beginning balance at December 31, 2002	$302	$60,539	$37,148	$312	$98,301
Net loss*	—	—	(978)	—	(978)
Exercise of stock options*	1	113	—	—	114
Stock based compensation expense*	—	624	—	—	624
Stock issued for consulting services*	—	6	—	—	6
Unrealized loss on investments, net of income tax*	—	—	—	(64)	(64)
Foreign currency translation adjustment*	—	—	—	(18)	(18)

Ending balance at March 31, 2003*	$303	$61,282	$36,170	$230	$97,985

*	As restated. See Note 2.

Total comprehensive loss was $1,060,000 for the quarter ended March 31, 2003. Total comprehensive loss was $4,803,000 for the quarter ended March 31, 2002.

10. Patent Settlement with AudioFax

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

11. Legal Proceeding

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

12. Commitments and Contingencies

The Company periodically receives letters and other communications from third parties asserting patent rights and requesting royalty payments, and will probably receive additional claims in the future. For example, over the past six years, the Company has been involved in intermittent communications with Avaya, which was spun off from Lucent Technologies in 2001.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Quarters ended March 31, 2003 and 2002

(Unaudited)

Over this period of time, Lucent/Avaya asserted that the Company was infringing on their patents or technology, eventually identifying 10 patents as including claims that allegedly cover the Company’s current or former products and/or services. Several communications and meetings between the Company and Lucent/Avaya have occurred. The Company has also been in communication with BellSouth since December of 2001, at which time BellSouth asserted that the Company was infringing on two of its patents. Analysis of both patents in light of the Company’s current and former products/services is still underway. The last communication with representatives of BellSouth was on June 19, 2003. The ultimate outcome of these matters cannot presently be determined. Accordingly, the ultimate resolution of these matters could have a material adverse effect on the Company’s financial position, cash flow and results of operations.

13. New Accounting Pronouncements

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

In November 2002, the Emerging Issues Task Force (“EITF”) published its consensus on EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted EITF No. 00-21 on July 1, 2003. The adoption of EITF No. 00-21 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. In addition, FIN No. 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. In general, FIN No. 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, liability or an equity security of the guaranteed party. The initial recognition and measurement provisions of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Restatement

The accompanying management’s discussion and analysis of financial condition and results of operations gives effect to the restatement of the condensed consolidated financial statements for the period ended March 31, 2003 as described in Note 2 to the condensed consolidated financial statements.

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

The Company did not receive a payment, nor did it recognize revenue, from its OEM agreement with Cisco Systems during the first quarter of 2003. Revenue from this agreement was $98,000 in the first quarter of 2002. The company does not currently expect a payment from Cisco in the second quarter of 2003. Revenue from this agreement is currently anticipated to range between $3.0 million and $5.0 million for 2003. However, this anticipated revenue depends on the receipt of future payments from Cisco. The timing and amount of these payments are subject to a number of conditions, some of which are beyond the control of the Company and there can be no assurance that any additional payments will be made. In particular, future payments depend on Cisco’s ability to successfully implement the technology. In addition, under certain conditions Cisco may accelerate the payments at a discounted rate or terminate the license and make no further payments.

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

Selling, General and Administrative

	2003	Change from 2002	2002
	(in thousands)
Selling, general and administrative	$12,147	$52	$12,095

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

Stock-Based Compensation

During the second quarter of 2001, the Company offered a limited non-compulsory exchange of employee stock options on a less than one-for-one basis. The exchange (which closed on July 10, 2001) resulted in the voluntary cancellation of employee stock options to purchase 3,135,720 shares of our common stock with varying exercise prices greater than $10.00 per share in exchange for 1,286,790 employee stock options with an exercise price of $2.11. The option exchange offer resulted in variable accounting treatment for a total of 1,993,250 options, representing the 1,286,790 new options granted in the exchange as well as all employee options modified during the year. Variable accounting treatment will result in charges or credits, recorded to “Stock-based compensation,” dependent on fluctuations in quoted prices for the Company’s common stock, multiplied by the number of stock options subject to variable accounting that are outstanding for the period, neither of which can be predicted. At March 31, 2003 and 2002 the Company had 1,282,806 and 1,598,752 options to purchase common shares subject to variable accounting. The Company recorded a charge of $624,000 and a benefit of $204,000 for the first quarter of 2003 and 2002, respectively.

Other Income, Net

Other income, net remained relatively constant in total as a result of the offsetting effects of the decline in interest income versus the decline in other expenses for which the prior year amounts are items that did not reoccur in the first quarter of 2003. The decline in interest income was driven by the decrease in available interest rates. Assuming interest rates remain at recent levels, the Company expects interest income to further decline, as rates on maturing investments are greater than rates currently available.

Income Tax Benefit

The effective income tax benefit rate for the first quarter of 2003 was 35.3%.

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

Liquidity and Capital Resources

Cash used by operating activities in the three months ended March 31, 2003 was $335,000 driven primarily by the quarter net loss and changes in working capital accounts. The accounts receivable collection period was approximately 64 days at March 31, 2003. The Company faces credit risks with customers and partners in its distribution model and therefore maintains appropriate accruals for such exposures, while continuing to closely monitor reserves. Net accounts receivables decreased from $17.8 million at December 31, 2002 to $15.6 million at March 31, 2003.

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
	(in thousands)
Operating Lease Obligations	$7,122	$2,028	$2,921	$2,173	—
Co-op advertising	507	507	—	—	—

The Company periodically receives letters and other communications from third parties asserting patent rights and requesting royalty payments, and will probably receive additional claims in the future. For example, over the past six years, the Company has been involved in intermittent communications with Avaya, which was spun off from Lucent Technologies in 2001. Over this period of time, Lucent/Avaya asserted that the Company was infringing on their patents or technology, eventually identifying 10 patents as including claims that allegedly cover the Company’s current or former products and/or services. Several communications and meetings between the Company and Lucent/Avaya have occurred. The Company has also been in communication with BellSouth since December of 2001, at which time BellSouth asserted that the Company was infringing on two of its patents. Analysis of both patents in light of the Company’s current and former products/services is still underway. The last communication with representatives of BellSouth was on June 19, 2003. The ultimate outcome of these matters cannot presently be determined. Accordingly, the ultimate resolution of these matters could have a material adverse effect on the Company’s financial position, cash flow and results of operations.

At March 31, 2003, the Company had a $4.0 million unsecured revolving line of credit, $2.0 million for unsecured borrowings and $2.0 million dollars reserved for letters of credit. As of March 31, 2003, the Company utilized $1.0 million of its letter of credit capacity in conjunction with its corporate headquarters lease. The Company has placed $1.0 million in a restricted certificate of deposit with the bank that supports the letter of credit. The Company did not borrow under its line of credit during the year ended December 31, 2002 and did not borrow in the quarter ended March 31, 2003. The line expires in August 2004, and contains certain financial covenants and restrictions as to various matters, including restrictions on the Company’s ability to pay cash dividends without the bank’s prior approval. Borrowings under the line of credit bear interest at the bank’s prime rate or, at the Company’s option, the one, two, three or six month LIBOR rate plus 1.50%.

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

The Company has taken appropriate steps to correct the deficiencies identified by D&T and is continuing to implement improvements to its policies, procedures, systems and staff who have significant roles in internal control to address these matters. The steps taken and to be taken to correct the weaknesses and deficiencies identified by D&T (1) constitute changes to the Company’s internal control over financial reporting during the fiscal quarter covered by this report and (2) may constitute changes that have materially affected the Company’s internal control over financial reporting.

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

Part II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a	)	Exhibits

		31.1	Rule 13a-14(a) Certification (Chief Executive Officer)

		31.2	Rule 13a-14(a) Certification (Chief Financial Officer)

		32.1	Section 1350 Certification (Chief Executive Officer)

		32.2	Section 1350 Certification (Chief Financial Officer)

(b	)	Reports on Form 8-K

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 12th day of March 2004.

CAPTARIS, INC.

By:	/s/ PETER PAPANO

Peter Papano Chief Financial Officer and Secretary