Form 10-Q/A
period 2003-06-30
CAPTARIS INC
filed 2004-03-15
CIK 931784

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

CAPTARIS, INC.

FORM 10-Q/A

For the Quarter Ended June 30, 2003

PART I.

FINANCIAL INFORMATION

Explanatory Note: This amendment of our Quarterly Report on Form 10-Q/A of Captaris, Inc. sets forth restated financial statements and related disclosures to correct a computational error in the calculation of stock compensation expense for options subject to variable accounting for the three and six month periods ended June 30, 2003. See Note 2 to our unaudited condensed consolidated financial statements for further discussion of the restatement. Financial Statements (Part I, Item 1) and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part I, Item 2) have been revised to reflect the restatement. For convenience and ease of reference, we are filing this Quarterly Report in its entirety, as amended. However, this amendment amends and restates only those Items of the previously filed Quarterly Report on Form 10-Q for the fiscal quarter and six months ended June 30, 2003 which have been affected by the restatement as noted above. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update the disclosures in the original Quarterly Report on Form 10-Q except as required to reflect the effects of the restatement, to make revisions to the Notes to the unaudited condensed consolidated financial statements and to make the other revisions described above. As a result, this Quarterly Report on Form 10-Q/A contains forward-looking information, which has not been updated for events subsequent to the date of the original filing, and the Company directs you to its SEC filings made subsequent to that original filing date for additional information.

Item 1.	FINANCIAL STATEMENTS

CAPTARIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2003	December 31, 2002
	(As Restated – See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$14,450	$21,971
Short-term investments, available for sale	21,786	30,519
Accounts receivable, net	15,218	17,811
Inventories	2,023	2,928
Deferred and income tax receivable	4,165	4,308
Prepaid expenses and other	1,854	1,544

Total current assets	59,496	79,081
Long-term investments, available for sale	39,438	20,599
Equipment and leasehold improvements, net	7,493	7,595
Restricted cash	1,000	1,000
Deferred income taxes	1,572	1,546
Goodwill	9,034	8,976
Intangible and other assets, net	2,250	2,480

Total assets	$120,283	$121,277

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,428	$7,204
Accrued compensation and benefits	3,822	4,186
Deferred revenue	9,025	8,185
Other accrued liabilities	2,158	3,401

Total current liabilities	20,433	22,976

Total liabilities	20,433	22,976

Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized; none outstanding	—	—
Common stock, par value $0.01 per share, 120,000,000 shares authorized; 30,423,009 and 30,217,955 outstanding, respectively	304	302
Additional paid-in capital	62,265	60,539
Retained earnings	36,878	37,148
Accumulated other comprehensive income	403	312

Total shareholders’ equity	99,850	98,301

Total liabilities and shareholders’ equity	$120,283	$121,277

See the accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(As Restated – See Note 2)		(As Restated – See Note 2)
Net sales:
Software products	$18,139	$16,767	$33,839	$32,567
E-document services	5,909	5,981	11,819	11,724

Total net sales	24,048	22,748	45,658	44,291
Cost of sales:
Software products	6,440	6,023	12,244	12,091
E-document services	2,143	2,161	4,241	4,257

Total cost of sales	8,583	8,184	16,485	16,348

Gross profit	15,465	14,564	29,173	27,943

Operating expenses:
Research and development	2,858	2,749	5,663	5,447
Selling, general and administrative	11,140	12,584	23,287	24,679
Impairment of intangible assets (Note 10)	—	5,529	—	5,529
Amortization of intangible assets	57	386	113	773
Restructuring charges (Note 6)	—	—	—	2,119
Stock compensation expense (benefit) (Note 7)	673	(410)	1,297	(614)
Patent settlement with AudioFax (Note 10)	—	—	—	875

Total operating expenses	14,728	20,838	30,360	38,808

Operating income (loss)	737	(6,274)	(1,187)	(10,865)

Other income (expense):
Interest	355	588	810	1,324
Other, net	(4)	(80)	(47)	(442)

Other income	351	508	763	882

Income (loss) before income tax expense (benefit) and cumulative effect of change in accounting principle	1,088	(5,766)	(424)	(9,983)
Income tax expense (benefit)	380	(2,018)	(154)	(4,127)

Income (loss) before cumulative effect of change in accounting principle	708	(3,748)	(270)	(5,856)
Cumulative effect of change in accounting principle (Note 5)	—	—	—	(2,695)

Net income (loss)	$708	$(3,748)	$(270)	$(8,551)

Basic income (loss) per common share prior to cumulative effect	$0.02	$(0.12)	$(0.01)	$(0.18)
Cumulative effect of change in accounting principle	—	—	—	(0.09)

Basic income (loss) per common share	$0.02	$(0.12)	$(0.01)	$(0.27)

Weighted average common shares outstanding, basic	30,311	31,876	30,274	31,858
Diluted income (loss) per common share prior to cumulative effect	$0.02	$(0.12)	$(0.01)	$(0.18)
Cumulative effect of change in accounting principle	—	—	—	(0.09)

Diluted income (loss) per common share	$0.02	$(0.12)	$(0.01)	$(0.27)

Weighted average common shares outstanding, diluted	30,816	31,876	30,274	31,858

See the accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2003	2002
	(As Restated – See Note 2)	(As Restated – See Note 2)
Cash flows from operating activities:
Net loss	$(270)	$(8,551)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,192	2,849
Realized loss on investments, net	—	21
Stock compensation expense (benefit)	1,297	(614)
Stock issued for consulting services	6	—
Impairment of intangibles	—	5,529
Cumulative effect of change in accounting principle	—	2,695
Restructuring and other charges	—	1,611
Changes in current assets and liabilities:
Accounts receivable, net	2,629	162
Inventories	907	(859)
Deferred tax asset	110	(498)
Prepaid expenses and other assets	(306)	(193)
Accounts payable	(1,786)	235
Accrued compensation and benefits	(365)	(1,123)
Deferred revenue	838	—
Deferred income taxes	—	(1,935)
Other accrued liabilities	(1,266)	(394)

Net cash provided (used) by operating activities	3,986	(1,065)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(1,856)	(1,039)
Purchase of investments	(47,165)	(17,378)
Proceeds from sale of and principal pay downs on investments	37,010	20,432

Net cash provided (used) by investing activities	(12,011)	2,015

Cash flows from financing activities:
Proceeds from exercise of common stock options	602	452
Settlement of note payable	—	(1,472)
Stock repurchase	(177)	—

Net cash provided (used) by financing activities	425	(1,020)

Net decrease in cash	(7,600)	(70)
Effect of exchange rate changes on cash	79	(34)
Cash and cash equivalents at beginning of period	21,971	19,654

Cash and cash equivalents at end of period	$14,450	$19,550

See the accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2003 and 2002

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

Subsequent to the filing of the Form 10-Q for the quarter and six months ended June 30, 2003, management determined that certain employee stock based compensation subject to variable accounting had been computed incorrectly and that the financial statements must be restated to correct the error. The restatement involves a non-cash charge, which reflects the impact of a computational error in the calculation of stock compensation expense for options subject to variable accounting. The effect of the restatement reduces net income for the second quarter of 2003 by $32,000 and $120,000 for the six months ended June 30, 2003, having no effect on reported income per diluted share for the second quarter and increasing reported loss per diluted share by $0.01 for the six months ended June 30, 2003. See also Note 7 for further discussion of stock based compensation.

A summary of the significant effects of the restatement (in thousands, except per share data) is as follows:

	Quarter ended June 30, 2003		Six months ended June 30, 2003
	As previously reported	As restated	As previously reported	As restated
Restatement to correct stock compensation expense:
Statement of operations data:
Stock compensation expense	$622	$673	$1,104	$1,297
Income tax expense (benefit)	399	380	(81)	(154)
Net income (loss)	740	708	(150)	(270)
Basic and diluted net income (loss) per share	0.02	0.02	(0.00)	(0.01)

Balance sheet data:
Deferred and income tax receivable	$4,092	$4,165
Total current assets	59,423	59,496
Additional paid-in capital	62,069	62,265
Retained earnings	36,998	36,878
Total shareholders’ equity	99,777	99,850

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Six Months Ended June 30, 2003 and 2002

(Unaudited)

In addition, the Company incorrectly calculated its stock compensation amounts for its pro forma disclosure under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock Based Compensation, as follows (in thousands, except per share data):

Restatement to correct SFAS No. 123 disclosure including restatement of stock based compensation expense:

	Quarter Ended June 30, 2003		Quarter Ended June 30, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
Net income (loss), as reported	$740	$708	$(3,748)	$(3,748)
Add: Stock-based compensation expense (benefit), as reported, net of income taxes	404	415	(266)	(243)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	243	237	949	361

Net income (loss), pro forma	$901	$886	$(4,963)	$(4,352)

Net income (loss) per share:
Basic and diluted, as reported	$0.02	$0.02	$(0.12)	$(0.12)

Basic and diluted, pro forma	$0.02	$0.03	$(0.16)	$(0.14)

Restatement to correct SFAS No. 123 disclosure including restatement of stock based compensation expense:

	Six Months Ended June 30, 2003		Six Months Ended June 30, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
Net loss, as reported	$(150)	$(270)	$(8,551)	$(8,551)
Add: Stock-based compensation expense (benefit), as reported, net of income taxes	717	799	(399)	(350)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	600	526	1,712	749

Net income (loss), pro forma	$(33)	$3	$(10,662)	$(9,650)

Net income (loss) per share:
Basic and diluted, as reported	$(0.00)	$(0.01)	$(0.27)	$(0.27)

Basic and diluted, pro forma	$(0.00)	$0.00	$(0.31)	$(0.30)

The Company is also restating its statement of cash flows for the six months ended June 30, 2003 and 2002. Previously, the Company had not separately presented the effect of exchange rate changes on cash in its cash flow statement in accordance with SFAS No. 95, Statement of Cash Flows. The Company made other minor adjustments within the statement of shareholders’ equity for the six months ended June 30, 2003. Further, the common stock equivalent shares excluded from the calculation of diluted shares outstanding were restated for the quarter and six months ended June 30, 2003 and 2002.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Six Months Ended June 30, 2003 and 2002

(Unaudited)

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

	Software Products	E-document Services	Corporate	Total
	(in thousands)
Quarter ended June 30, 2003
Net sales	$18,139	$5,909	$—	$24,048
Operating income (loss)	1,174	785	(1,222)	737
Quarter ended June 30, 2002
Net sales	$16,767	$5,981	$—	$22,748
Operating income (loss)	(1,516)	992	(5,750)	(6,274)
Six months ended June 30, 2003
Net sales	$33,839	$11,819	$—	$45,658
Operating income (loss)	(694)	1,784	(2,277)	(1,187)
Six months ended June 30, 2002
Net sales	$32,567	$11,724	$—	$44,291
Operating income (loss)	(3,504)	1,824	(9,185)	(10,865)

The Company’s sales by country, as determined by shipping destination, were as follows:

	Quarter ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(in thousands)
United States	$19,835	$18,987	$37,133	$36,407
United Kingdom	735	863	1,655	1,907
Canada	629	326	1,382	733
Other	2,849	2,572	5,488	5,244

Total net sales	$24,048	$22,748	$45,658	$44,291

4.	OEM Agreement

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

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Six Months Ended June 30, 2003 and 2002

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

During the second quarter of 2001, the Company offered a limited non-compulsory exchange of employee stock options on a less than one-for-one basis. The exchange (which closed on July 10, 2001) resulted in the voluntary cancellation of employee stock options to purchase 3,135,720 shares of our common stock with varying exercise prices greater than $10.00 per share in exchange for 1,286,790 employee stock options with an exercise price of $2.11. The option exchange offer resulted in variable accounting treatment for a total of 1,993,250 options, representing the 1,286,790 new options granted in the exchange, as well as all employee options modified during the year. Variable accounting will continue until all options subject to variable accounting treatment are exercised, cancelled or expired. Variable accounting treatment will result in charges or credits, recorded to “Stock-based compensation”, dependent on fluctuations in quoted prices for the Company’s common stock, multiplied by the number of stock options subject to variable accounting that are outstanding for the period, neither of which can be predicted. At June 30, 2003 and 2002, the Company had 1,194,057 and 1,538,797 options to purchase common shares subject to variable accounting. The Company recorded a charge of $673,000 and a benefit of $410,000 for the second quarter of 2003 and 2002, respectively. The net effect of variable accounting resulted in a charge of $1,297,000 and a benefit of $614,000 for the six months ended June 30, 2003 and 2002, respectively.

Allocation of this stock compensation expense (benefit) to the operating categories is as follows:

	Quarter ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(in thousands)
Cost of sales	$55	$(34)	$102	$(41)
Research and development	127	(91)	248	(126)
Selling, general and administrative	491	(285)	947	(447)

Total expense (benefit)	$673	$(410)	$1,297	$(614)

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Six Months Ended June 30, 2003 and 2002

(Unaudited)

The Company accounts for stock options under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized, as there is no difference between the exercise price and fair market value at the date of grant. Had compensation cost for stock option grants made in the second quarter of 2003 been determined using the fair value method consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income (loss) and income (loss) per share would have been as shown in the following pro forma amounts for the quarters and six months ended June 30, 2003 and June 30, 2002:

	Quarter ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Net income (loss), as reported	$708	$(3,748)	$(270)	$(8,551)
Add: Stock based compensation expense (benefit), as reported, net of income taxes	415	(243)	799	(350)
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of income taxes	237	361	526	749

Net income (loss), pro forma	$886	$(4,352)	$3	$(9,650)

Net income (loss) per share:
Basic – as reported	$0.02	$(0.12)	$(0.01)	$(0.27)
Basic – pro forma	$0.03	$(0.14)	$(0.00)	$(0.30)
Diluted – as reported	$0.02	$(0.12)	$(0.01)	$(0.27)
Diluted – pro forma	$0.03	$(0.14)	$(0.00)	$(0.30)

In calculating the pro forma compensation, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

	Quarter ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	68.8%	61.4%	68.8%	61.4%
Risk-free interest rate	2.81%	4.48%	2.81%	4.48%
Expected life (in years)	5	5	5	5

8.	Net Income (Loss) Per Share

Basic income (loss) per common share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted income (loss) per common share was computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding during the year, plus the net additional shares that would have been issued had all dilutive options and warrants been exercised, less shares that would be repurchased with the proceeds from such exercise. Dilutive options are those that have an exercise price that is less than the average stock price during the period.

The following table sets forth the computation of basic and diluted income (loss) per common share:

	Quarter ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Numerator:
Income (loss) before cumulative effect of change in accounting principle	$708	$(3,748)	$(270)	$(5,856)
Cumulative effect of change in accounting principle	—	—	—	(2,695)

Net income (loss)	$708	$(3,748)	$(270)	$(8,551)

Denominator:
Weighted average shares outstanding – basic	30,311	31,876	30,274	31,858
Dilutive effect of common shares from stock options	505	—	—	—

Weighted average shares outstanding – diluted	30,816	31,876	30,274	31,858

Basic net income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$0.02	$(0.12)	$(0.01)	$(0.18)
Cumulative effect of change in accounting principle	—	—	—	(0.09)

Net income (loss)	$0.02	$(0.12)	$(0.01)	$(0.27)

Diluted net income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$0.02	$(0.12)	$(0.01)	$(0.18)
Cumulative effect of change in accounting principle	—	—	—	(0.09)

Net income (loss)	$0.02	$(0.12)	$(0.01)	$(0.27)

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Six Months Ended June 30, 2003 and 2002

(Unaudited)

Potentially issuable common shares of 3,445,368 and 4,523,888 were excluded from the calculation of diluted shares outstanding for the quarters ended June 30, 2003 and 2002, respectively, as they were antidilutive.

Potentially issuable common shares of 4,136,107 and 4,381,235 were excluded from the calculation of diluted shares outstanding for the six months ended June 30, 2003 and 2002, respectively, as they were antidilutive.

9.	Changes in Shareholders’ Equity

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands)
Beginning balance at December 31, 2002	$302	$60,539	$37,148	$312	$98,301
Net loss*			(270)	—	(270)
Exercise of stock options*	3	599	—	—	602
Stock buyback*	(1)	(176)	—	—	(177)
Stock based compensation expense*	—	1,297	—	—	1,297
Stock issued for consulting services*	—	6	—	—	6
Unrealized loss on investments, net of income tax	—	—	—	(50)	(50)
Foreign currency translation adjustment*	—	—	—	141	141

Ending balance at June 30, 2003*	$304	$62,265	$36,878	$403	$99,850

*	As restated – See Note 2.

Total comprehensive income was $881,000 for the quarter ended June 30, 2003. Total comprehensive loss was $179,000 for the six months ended June 30, 2003, and $3,704,000 and $8,507,000 for the three and six months ended June 30, 2002, respectively.

10.	Intangible and Other Assets

On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 develops one accounting model for the impairment or disposal of long-lived assets. In the second quarter of 2002, the Company engaged an independent valuation firm to provide an estimated fair value of each of its intangible, long-lived assets using a discounted cash flow model. The determination of fair value is a critical and complex consideration when assessing impairment under SFAS No. 144 that involves significant assumptions and estimates. These assumptions and estimates were based on the Company’s best judgments. The Company determined that certain intangible assets acquired from Infinite Technologies in January 2001 were impaired. Accordingly, the Company recorded an impairment charge of $5.5 million for the mobile delivery reporting unit in the second quarter of 2002. This impairment charge consisted of a write-down of core technology of approximately $2.4 million, a write-down of customer base and marketing channel of approximately $2.2 million and a write-down of tradename of approximately $849,000.

In April 2002, the Company entered into a nonexclusive license agreement with AudioFax IP LLC, settling a patent infringement suit filed by AudioFax on November 30, 2001. The Company paid a one-time fee to license the technology until the patents expire in 2008 and 2011. In the first quarter of 2002, the Company recorded a charge of $875,000, reflecting management’s assessment of the fair value of the portion of the license fee that relates to prior years. The balance of the license fee was capitalized and is being amortized over the remaining life of the licensor’s patents. Amortization expense related to this license was $22,000 for the quarters ended June 30, 2002 and 2003, respectively. Amortization expense was $22,000 and $44,000 for the six months ended June 30, 2002 and 2003, respectively.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Six Months Ended June 30, 2003 and 2002

(Unaudited)

11.	Legal Proceeding

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

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Six Months Ended June 30, 2003 and 2002

(Unaudited)

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

Restatement

The accompanying management’s discussion and analysis of financial condition and results of operations gives effect to the restatement of the condensed consolidated financial statements for the three and six months ended June 30, 2003 and 2002 as described in Note 2 to the condensed consolidated financial statements.

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

Net Sales and Gross Margin

	Quarter ended June 30, 2003	% of total net sales	Change from prior year quarter	Quarter ended June 30, 2002	% of total net sales
	(in thousands)
Net Sales:
E-document products	$15,444	64.2%	$2,939	$12,505	55.0%
Other software products	2,695	11.2	(1,567)	4,262	18.7

Total software products	18,139	75.4	1,372	16,767	73.7
E-document services	5,909	24.6	(72)	5,981	26.3

Total net sales	$24,048	100.0%	$1,300	22,748	100.0%
Gross Margin:
Software products	$11,699		$956	$10,743
E-document services	3,766		(55)	3,821

Total gross margin	$15,465	64.3%	$901	$14,564	64.0%

	Six months ended June 30, 2003	% of total net sales	Change from prior year period	Six months ended June 30, 2002	% of total net sales
	(in thousands)
Net Sales:
E-document products	$28,803	63.1%	$4,088	$24,715	55.8%
Other software products	5,036	11.0	(2,816)	7,852	17.7

Total software products	33,839	74.1	1,272	32,567	73.5
E-document services	11,819	25.9	95	11,724	26.5

Total net sales	$45,658	100.0%	$1,367	44,291	100.0%
Gross Margin:
Software products	$21,595		$1,119	$20,476
E-document services	7,578		111	7,467

Total gross margin	$29,173	63.9%	$1,230	$27,943	63.1%

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

Research and Development

	Quarter ended June 30, 2003	Change from 2002	Quarter ended June 30, 2002	Six months ended June 30, 2003	Change from 2002	Six months ended June 30, 2002
	(in thousands)
Research and development	$2,858	$109	$2,749	$5,663	$216	$5,447

Research and development costs were 11.9% and 12.1% of sales in the second quarter of 2003 and 2002, respectively. The percentage decrease in such expenses is nominal and represents normal fluctuation in spending. Research and development costs are expected to remain relatively constant throughout 2003.

Selling, General and Administrative

	Quarter ended June 30, 2003	Change from 2002	Quarter ended June 30, 2002	Six months ended June 30, 2003	Change from 2002	Six months ended June 30, 2002
	(in thousands)
Selling, general and administrative	$11,140	$(1,444)	$12,584	$23,287	$(1,392)	$24,679

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

Impairment of Intangible Assets

On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 develops one accounting model for the impairment or disposal of long-lived assets. In the second quarter of 2002, the Company engaged an independent valuation firm to provide an estimated fair value of each of its intangible, long-lived assets using a discounted cash flow model. The determination of fair value is a critical and complex consideration when assessing impairment under SFAS No. 144 that involves significant assumptions and estimates. These assumptions and estimates were based on the Company’s best judgments. The Company determined that certain intangible assets acquired from Infinite Technologies in January 2001 were impaired. Accordingly, the Company recorded an impairment charge of $5.5 million for the mobile delivery reporting unit in the second quarter of 2002. This impairment charge consisted of a write-down of core technology of approximately $2.4 million, a write-down of customer base and marketing channel of approximately $2.2 million and a write-down of tradename of approximately $849,000.

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

Stock-Based Compensation

During the second quarter of 2001, the Company offered a limited non-compulsory exchange of employee stock options on a less than one-for-one basis. The exchange (which closed on July 10, 2001) resulted in the voluntary cancellation of employee stock options to purchase 3,135,720 shares of our common stock with varying exercise prices greater than $10.00 per share in exchange for 1,286,790 employee stock options with an exercise price of $2.11. The option exchange offer resulted in variable accounting treatment for a total of 1,993,250 options, representing the 1,286,790 new options granted in the exchange as well as all employee options modified during the year. Variable accounting treatment will result in charges or credits, recorded to “Stock-based compensation”, dependent on fluctuations in quoted prices for the Company’s common stock, multiplied by the number of stock options subject to variable accounting that are outstanding for the period, neither of which can be predicted. At June 30, 2003 and 2002 the Company had 1,194,057 and 1,538,797 options to purchase common shares subject to variable accounting. The Company recorded a charge of $673,000 and a benefit of $410,000 for the second quarter of 2003 and 2002, respectively. The net impact of variable accounting resulted in a charge of $1,297,000 and a benefit of $614,000 for the six months ended June 30, 2003 and 2002, respectively.

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

Liquidity and Capital Resources

Cash generated by operating activities in the six months ended June 30, 2003 was $4.0 million and was driven primarily by positive receivable trends and changes in other working capital accounts. The accounts receivable collection period was approximately 55 days at June 30, 2003. Cash used by operating activities in the six months ended June 30, 2002 was $1.1 million due primarily to the loss from operations. The accounts receivable collection period was approximately 60 days at June 30, 2002. The Company faces credit risks with customers and partners in its distribution model and therefore maintains appropriate accruals for such exposures, while continuing to closely monitor reserves. Net accounts receivables decreased from $17.8 million at December 31, 2002 to $15.2 million at June 30, 2003.

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

At June 30, 2003, the Company had a $4.0 million unsecured revolving line of credit, of which $2.0 million was available for unsecured borrowings and $2.0 million dollars was reserved for letters of credit. As of June 30, 2003, the Company utilized $1.0 million of its letter of credit capacity in conjunction with its corporate headquarters lease. The Company has placed $1.0 million in a restricted certificate of deposit with the bank that supports the letter of credit. The Company did not borrow under its line of credit during the year ended December 31, 2002 and did not borrow in the six months ended June 30, 2003. The line expires in August 2004, and contains certain financial covenants and restrictions as to various matters, including restrictions on the Company’s ability to pay cash dividends without the bank’s prior approval. Borrowings under the line of credit bear interest at the bank’s prime rate or, at the Company’s option, the one, two, three or six month LIBOR rate plus 1.50%.

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

Our stock price may be highly volatile.

The market price of our common stock may continue to be highly volatile. The future price of our common stock may fluctuate in response to factors involving our competitors, or us, such as

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

CAPTARIS, INC.

By:	/s/ PETER. PAPANO

Peter Papano Chief Financial Officer, and Secretary