Form 10-Q/A
period 2003-09-30
CAPTARIS INC
filed 2004-03-15
CIK 931784

UNITED STATES

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

CAPTARIS, INC.

FORM 10-Q/A

For the Quarter Ended September 30, 2003

PART I.

FINANCIAL INFORMATION

Explanatory Note: This amendment of our Quarterly Report on Form 10-Q/A of Captaris, Inc. sets forth restated financial statements and related disclosures to correct a computational error in the calculation of stock compensation expense for options subject to variable accounting for the three and nine months ended September 30, 2003. See Note 2 to our unaudited condensed consolidated financial statements for further discussion of the restatement. Financial Statements (Part I, Item 1) and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part I, Item 2) have been revised to reflect the restatement. For convenience and ease of reference, we are filing this Quarterly Report in its entirety, as amended. However, this amendment amends and restates only those Items of the previously filed Quarterly Report on Form 10-Q for the fiscal quarter and nine months ended September 30, 2003 which have been affected by the restatement as noted above. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update the disclosures in the original Quarterly Report on Form 10-Q except as required to reflect the effects of the restatement, to make revisions to the Notes to the unaudited condensed consolidated financial statements and to make the other revisions described above. As a result, this Quarterly Report on Form 10-Q/A contains forward-looking information which has not been updated for events subsequent to the date of the original filing, and the Company directs you to its SEC filings made subsequent to that original filing date for additional information.

Item 1.	FINANCIAL STATEMENTS

CAPTARIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 30, 2003	December 31, 2002
	(As Restated – See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$29,747	$21,971
Short-term investments, available for sale	21,588	30,519
Accounts receivable, net	12,471	17,811
Inventories – finished goods	1,464	2,928
Deferred income taxes	2,109	4,308
Prepaid expenses and other	2,147	1,544

Total current assets	69,526	79,081
Long-term investments, available for sale	35,874	20,599
Equipment and leasehold improvements, net	4,882	7,595
Restricted cash	1,000	1,000
Deferred income taxes	1,723	1,546
Goodwill	14,825	8,976
Intangible and other assets, net	7,008	2,480

Total assets	$134,838	$121,277

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,761	$7,204
Accrued compensation and benefits	2,990	4,186
Deferred revenue	8,668	8,185
Other accrued liabilities	3,553	3,401
Income taxes payable	1,679	—
Current portion of note payable	50	—

Total current liabilities	22,701	22,976
Note payable, net of current portion	424	—
Commitments and contingencies (Notes 10 and 17)
Redeemable common stock to be issued	3,000	—
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 2,000 shares authorized; none outstanding	—	—
Common stock, par value $0.01 per share, 120,000 shares authorized; 30,932 and 30,218 outstanding, respectively	309	302
Additional paid-in capital	65,185	60,539
Retained earnings	42,799	37,148
Accumulated other comprehensive income	420	312

Total shareholders’ equity	108,713	98,301

Total liabilities and shareholders’ equity	$134,838	$121,277

See the accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(As Restated – See Note 2)		(As Restated – See Note 2)
Net revenue	$18,079	$17,065	$51,917	$49,632
Cost of revenue	6,920	6,618	19,154	18,710

Gross profit	11,159	10,447	32,763	30,922
Operating expenses:
Research and development	2,384	2,643	7,182	7,266
Selling, general and administrative	9,330	9,172	27,733	29,055
Impairment of intangible assets	—	—	—	5,529
Amortization of intangibles	57	76	170	849
Restructuring charges	423	—	423	2,033
Stock compensation expense (benefit)	1,057	(498)	2,049	(1,016)
Gain on sale of the CallXpress product line	(2,088)	—	(2,088)	—
Patent settlement with AudioFax (Note 12)	—	—	—	875

Total operating expenses	11,163	11,393	35,469	44,591

Operating income (loss)	(4)	(946)	(2,706)	(13,669)

Other income (expense):
Interest	338	609	1,143	1,917
Other, net	(59)	(115)	(105)	(552)

Other income	279	494	1,038	1,365

Income (loss) from continuing operations before income tax expense (benefit)	275	(452)	(1,668)	(12,304)
Income tax expense (benefit)	105	(204)	(650)	(5,069)

Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	170	(248)	(1,018)	(7,235)
Discontinued operations:
Income (loss) from operations of MediaLinq, net of income taxes	(148)	611	770	1,742
Gain on sale of MediaLinq, net of income taxes	5,899	—	5,899	—

Income from discontinued operations	5,751	611	6,669	1,742

Income (loss) before cumulative effect of change in accounting principle	5,921	363	5,651	(5,493)
Cumulative effect of change in accounting principle	—	—	—	(2,695)

Net income (loss)	$5,921	$363	$5,651	$(8,188)

Basic income (loss) per common share from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$0.00	$(0.01)	$(0.03)	$(0.23)
Basic income per common share from discontinued operations	0.19	0.02	0.22	0.05
Basic loss per common share from cumulative effect of change in accounting principle	—	—	—	(0.08)

Basic net income (loss) per common share	$0.19	$0.01	$0.19	$(0.26)

Weighted average basic common shares outstanding	30,597	31,914	30,383	31,876
Diluted income (loss) per common share from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$0.01	$(0.01)	$(0.03)	$(0.23)
Diluted income per common share from discontinued operations	0.18	0.02	0.22	0.05
Diluted loss per common share from cumulative effect of change in accounting principle	—	—	—	(0.08)

Diluted net income (loss) per common share	$0.19	$0.01	$0.19	$(0.26)

Weighted average diluted common shares outstanding	31,583	31,914	30,383	31,876

See the accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
	(As Restated – See Note 2)
Cash flows from operating activities:
Net income (loss)	$5,651	$(8,188)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,184	3,921
Loss on disposition of equipment	118	396
Gain on sale of CallXpress product line	(2,088)	—
Gain on sale of MediaLinq, net of income taxes	(5,899)	—
Stock compensation expense (benefit)	2,820	(1,254)
Stock issued for consulting services	6	—
Impairment of intangibles	—	5,529
Cumulative effect of change in accounting principle	—	2,695
Restructuring charges	177	—
Changes in current assets and liabilities net of effects from purchase of businesses and sale of MediaLinq and CallXpress:
Accounts receivable, net	2,152	(1,503)
Inventories	954	(128)
Deferred income taxes	(1,844)	(2,232)
Prepaid expenses and other assets	(756)	359
Accounts payable	(1,666)	122
Accrued compensation and benefits	(1,010)	(2,365)
Deferred revenue	751	505
Other accrued liabilities	672	(473)
Income taxes payable	1,856	—

Net cash provided (used) by operating activities	5,078	(2,616)
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(2,565)	(2,411)
Purchase of investments	(53,961)	(26,419)
Purchase of businesses, net of cash acquired	(7,253)	(456)
Proceeds from sale of CallXpress product line	2,500	—
Proceeds from sale of MediaLinq	14,852	—
Proceeds from sale and maturities of investments	47,480	33,954

Net cash provided by investing activities	1,053	4,668
Cash flows from financing activities:
Proceeds from exercise of common stock options	1,787	513
Settlement of note payable	—	(1,456)
Lease deposit	—	(1,000)
Repurchase of common stock	(177)	(87)

Net cash provided (used) by financing activities	1,610	(2,030)

Net increase in cash	7,741	22
Effect of exchange rate changes on cash	35	(13)
Cash and cash equivalents at beginning of period	21,971	19,654

Cash and cash equivalents at end of period	$29,747	$19,663

See the accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Periods Ended September 30, 2003 and 2002

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

As described in Note 5, on September 15, 2003, the Company sold its MediaLinq division. As such, in accordance with generally accepted accounting principles, prior period results of operations have been reclassified to reflect MediaLinq’s operating results and the gain on sale, net of income taxes, as Discontinued Operations. Further, certain prior-period balances have been reclassified to conform to the current period presentation.

2.	Restatements

Subsequent to the issuance of the condensed consolidated financial statements for the quarter and nine months ended September 30, 2003, management determined that certain employee stock based compensation subject to variable accounting had been computed incorrectly and that the financial statements must be restated to correct the error. The restatement involves a non-cash charge, which reflects the impact of a computational error in the calculation of stock compensation expense for options subject to variable accounting. See Note 3 for further discussion of stock based compensation. The effect of the restatement reduces net income for the third quarter of 2003 by $485,000, decreasing reported income per diluted share by $0.01, from $0.20 to $0.19. For the nine-month period ended September 30, 2003, the restatement reduces net income by approximately $605,000, from $6.3 million to $5.7 million and reduces reported diluted income per share by $0.01, from $0.20 to $0.19.

The decrease in net income per diluted share for the nine months ended September 30, 2003 as a result of the correction to stock based compensation expense is offset by a $0.01 increase in net income per diluted share for the nine months ended September 30, 2003 due to a correction in the weighted average common shares used for calculating net income per diluted share. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, since the Company reported a loss from continuing operations for the nine months ended September 30, 2003, the Company should have excluded incremental common stock equivalents from the number of shares used in the net income per diluted share calculation. The Company has restated the number of shares used in the calculation of net income per diluted share to exclude the incremental common stock equivalents for the nine months ended September 30, 2003. The effects of this restatement are included in the summary below.

The number of shares used in the calculation of net income per diluted share for the three months ended September 30, 2002 has also been restated to exclude incremental common stock equivalents due to the loss from continuing operations for the three months ended September 30, 2002. This restatement had no impact on reported net income per share for the three months ended September 30, 2002. The common stock equivalent shares excluded from the calculation of diluted shares outstanding were restated for the quarter and nine months ended September 30, 2003 and 2002.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Periods Ended September 30, 2003 and 2002

(Unaudited)

A summary of the significant effects of the restatement (in thousands, except per share data) is as follows:

	Quarter Ended September 30, 2003		Nine Months Ended September 30, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Statement of operations data:
Stock compensation expense	$454	$1,057	$1,267	$2,049
Income tax expense (benefit)	334	105	(351)	(650)
Income (loss) from discontinued operations, net of income tax	(37)	(148)	886	770
Net income	6,406	5,921	6,256	5,651
Basic net income per common share	0.21	0.19	0.20	0.19
Diluted net income per common share	0.20	0.19	0.20	0.19

Weighted average basic common shares outstanding	30,597	30,597	30,383	30,383
Weighted average diluted common shares outstanding	31,425	31,583	30,823	30,383
Balance sheet data:
Deferred income taxes	$1,734	$2,109
Total current assets	69,151	69,526
Additional paid-in capital	64,205	65,185
Retained earnings	43,404	42,799
Total shareholders’ equity	108,338	108,713

In addition, the Company incorrectly calculated its stock compensation amounts for its pro forma disclosure under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock Based Compensation, as follows (in thousands, except per share data):

Restatement to correct SFAS No. 123 disclosure including restatement of stock based compensation expense:

	Quarter Ended September 30, 2003		Quarter Ended September 30, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
Net income, as reported	$6,406	$5,921	$363	$363
Add: Stock-based compensation expense (benefit), as reported, net of income taxes	450	938	(358)	(379)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	297	276	370	369

Net income (loss), pro forma	$6,559	$6,583	$(365)	$(385)

Net income (loss) per share:
Basic, as reported	$0.21	$0.19	$0.01	$0.01

Basic, pro forma	$0.21	$0.22	$(0.01)	$(0.01)

Diluted, as reported	$0.20	$0.19	$0.01	$0.01

Diluted, pro forma	$0.21	$0.21	$(0.01)	$(0.01)

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Periods Ended September 30, 2003 and 2002

(Unaudited)

	Nine Months Ended September 30, 2003		Nine Months Ended September 30, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
Net income (loss), as reported	$6,256	$5,651	$(8,188)	$(8,188)
Add: Stock-based compensation expense (benefit), as reported, net of income taxes	1,112	1,736	(741)	(728)
Deduct: Total stock-based employee compensation expense (benefit) determined under fair value based method for all awards, net of income taxes	853	803	1,220	1,118

Net income (loss), pro forma	$6,515	$6,584	$(10,149)	$(10,034)

Net income (loss) per share:
Basic and diluted, as reported	$0.20	$0.19	$(0.26)	$(0.26)

Basic and diluted, pro forma	$0.21	$0.22	$(0.32)	$(0.31)

The Company is also restating its statement of cash flows for the nine months ended September 30, 2003. Previously, the Company had not separately presented the effect of the exchange rate on cash in its cash flow statement in accordance with SFAS No. 95, Statement of Cash Flows. Further, the Company made other minor adjustments within the statement of shareholders’ equity for the nine months ended September 30, 2003.

3.	Stock Compensation

During the second quarter of 2001, the Company offered a limited non-compulsory exchange of employee stock options on a less than one-for-one basis. The exchange (which closed on July 10, 2001) resulted in the voluntary cancellation of employee stock options to purchase 3,135,720 shares of our common stock with varying exercise prices greater than $10.00 per share in exchange for 1,286,790 employee stock options with an exercise price of $2.11 per share. The option exchange offer resulted in variable accounting treatment for a total of 1,993,250 options, representing the 1,286,790 new options granted in the exchange, as well as all employee options modified during the year. Variable accounting will continue until all options subject to variable accounting treatment are exercised, cancelled or expired. Variable accounting treatment will result in charges or credits, recorded to stock compensation expense (benefit), dependent on fluctuations in quoted prices for the Company’s common stock, multiplied by the number of stock options subject to variable accounting that are outstanding for the period, neither of which can be predicted. At September 30, 2003 and 2002, the Company had 615,549 and 1,465,215 options, respectively, to purchase common shares subject to variable accounting. The Company recorded a charge of $1,523,000 and a benefit of $639,000 during the third quarter of 2003 and 2002, respectively, for variable stock compensation. For the nine months ended September 30, 2003 and 2002, the Company recorded a charge of $2.8 million and a benefit of $1.3 million, respectively, for variable stock compensation. Allocation of this stock compensation expense (benefit) to the operating categories is as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(in thousands)
Cost of revenue	$114	$(5)	$215	$(8)
Research and development	239	(123)	466	(235)
Selling, general and administrative	704	(370)	1,368	(773)

Total operating expense (benefit)	$1,057	$(498)	$2,049	$(1,016)
Discontinued operations	466	(141)	771	(238)

Total stock compensation expense (benefit)	$1,523	$(639)	$2,820	$(1,254)

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

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Periods Ended September 30, 2003 and 2002

(Unaudited)

income (loss) per share would have been as shown in the following pro forma amounts for the quarters and nine months ended September 30, 2003 and September 30, 2002:

	Quarter ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Net income (loss), as reported	$5,921	$363	$5,651	$(8,188)
Add: Stock-based compensation expense (benefit), as reported, net of income taxes	938	(379)	1,736	(728)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	276	369	803	1,118

Pro forma net income (loss)	$6,583	$(385)	$6,584	$(10,034)

Net income (loss) per common share:
Basic – as reported	$0.19	$0.01	$0.19	$(0.26)
Basic – pro forma	0.22	(0.01)	0.22	(0.31)
Diluted – as reported	0.19	0.01	0.19	(0.26)
Diluted – pro forma	0.21	(0.01)	0.22	(0.31)

In calculating the pro forma compensation expense, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Quarter ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	58.3%	61.4%	61.8%	61.4%
Risk-free interest rate	2.23%	4.48%	2.42%	4.48%
Expected life (in years)	3	5	3.7	5

4.	Acquisition of Teamplate

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

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Periods Ended September 30, 2003 and 2002

(Unaudited)

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

In accordance with SFAS No. 141, Business Combinations, all identifiable assets and liabilities were assigned a portion of the cost of the acquisition based on their respective fair values. The Company engaged an independent valuation firm to provide an estimated fair value for all identifiable intangibles including workflow server technology, tradename, customer relationships and reseller agreements, using a discounted cash flow model. The determination of fair value is a critical and complex consideration that involves significant assumptions and estimates. These assumptions and estimates were based on the Company’s best judgments and resulted in the allocation of purchase price for this acquisition as detailed below. The excess of the purchase price over the fair value of the assets acquired was allocated to goodwill.

Teamplate Purchase Price Allocation:

September 30, 2003
(in thousands)
Workflow server technology	$4,004
Tradename	90
Customer relationships	469
Reseller agreements	311

Total identified amortizable intangibles	4,874
Goodwill	5,805
Equipment	107
Current assets	1,510

Total purchase price	$12,296

The purchase price allocation set forth above is subject to additional adjustments related to the ultimate determination of the fair value of a certain liability and ultimate collection of certain accounts receivable. All such adjustments identified during the allocation period, expected to expire on September 30, 2004, would change the carrying amount of the goodwill generated as a result of the acquisition. Based on information available to management after September 30, 2003, the Company estimates the post-closing purchase price adjustment to be an increase in purchase price of approximately $400,000. This post-closing purchase price adjustment when finalized will be recorded as additional goodwill. When finalized, the actual amount of the adjustment may differ from this estimate.

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

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Periods Ended September 30, 2003 and 2002

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Net revenue	$18,493	$17,218	$53,158	$49,923

Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$(587)	$(740)	$(3,290)	(8,879)
Income from discontinued operations	5,751	611	6,669	1,742

Income (loss) before cumulative effect of change in accounting principle	5,164	(129)	3,379	(7,137)
Cumulative effect of change in accounting principle	—	—	—	(2,695)

Net income (loss)	$5,164	$(129)	$3,379	$(9,832)

Basic loss per common share from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$(0.02)	$(0.02)	$(0.11)	$(0.27)
Basic income per common share from discontinued operations	0.19	0.02	0.22	0.05
Basic loss per common share from cumulative effect of change in accounting principle	—	—	—	(0.08)

Basic net income (loss) per common share	$0.17	$0.00	$0.11	$(0.30)

Weighted average basic common shares outstanding	31,172	32,489	30,958	32,451
Diluted loss per common share from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$(0.02)	$(0.02)	$(0.11)	$(0.27)
Diluted income per common share from discontinued operations	0.18	0.02	0.22	0.05
Diluted loss per common share from cumulative effect of change in accounting principle	—	—	—	(0.08)

Diluted net income (loss) per common share	$0.16	$0.00	$0.11	$(0.30)

Weighted average diluted common shares outstanding	32,158	32,489	30,958	32,451

5.	Discontinued Operations

On September 15, 2003, Captaris and its wholly-owned subsidiary, MediaTel Corporation (Delaware) (“MediaTel”), entered into an asset purchase agreement, effective as of September 1, 2003, to sell the assets of MediaLinq, an outsourced division of Captaris operated by MediaTel, to PTEK Holdings, Inc. and its wholly-owned subsidiary, Xpedite Systems, Inc. (“Xpedite”). MediaLinq provides outsourced e-document delivery services. Under the terms of the agreement, Xpedite paid Captaris $14.9 million in cash and assumed certain liabilities. The purchase price is subject to a post-closing net working capital adjustment which will be determined before December 31, 2003. In addition, the Company agreed to indemnify Xpedite against claims resulting from various representations and warranties made by the Company. At September 30, 2003, Xpedite has made no indemnification claims. Concurrent with the sale transaction, the Company and Xpedite also entered into license and reseller agreements under which the Company will license its fax-to-mail technology to Xpedite in return for minimum compensation of $2.0 million over a three year period, and the parties will cooperate in providing mutual resale opportunities for each other’s products and services. The Company recognized a gain on the sale of MediaLinq, net of income taxes, of approximately $5.9 million in the quarter ended September 30, 2003.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Periods Ended September 30, 2003 and 2002

(Unaudited)

For segment reporting purposes, MediaLinq’s operations were previously reported in the E-document services segment. MediaLinq’s current and prior period results of operations have been reclassified as Discontinued Operations. Components of MediaLinq’s operations reflected in the Company’s condensed consolidated statements of operations as discontinued operations are as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(in thousands)
Revenue	$3,993	$6,022	$15,812	$17,746

Income (loss) from operations, before income tax	$(245)	$1,010	$1,274	$2,882

Components of MediaLinq’s balance sheet reflected in the Company’s condensed consolidated balance sheets are as follows:

	September 30, 2003	December 31, 2002
	(in thousands)
Current assets	$—	$8,158
Equipment and leasehold improvements, net	—	2,287
Current liabilities	—	2,451

6.	Sale of CallXpress Product Line

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

	Quarter ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(in thousands)
Revenue	$2,158	$3,786	$6,957	$10,422

Cost of revenue	$675	$813	$1,920	$2,342

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Periods Ended September 30, 2003 and 2002

(Unaudited)

7.	Segment Reporting

Historically, the Company classified its business into two major segments: Software Products and E-document Services. In September 2003, the Company sold it E-document services operating segment (see Note 5). As a result of the sale, the Company now operates in only one operating segment.

The Company’s revenue by country, as determined by shipping destination, was as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(in thousands)
United States	$13,620	$13,016	$38,961	$37,699
United Kingdom	519	806	2,174	2,713
Canada	792	550	2,177	1,283
Other	3,148	2,693	8,605	7,937

Total net revenue	$18,079	$17,065	$51,917	$49,632

8.	OEM Agreement

In January 2002, the Company entered into an original equipment manufacturing (OEM) agreement with Cisco Systems, Inc., under which the Company has granted Cisco an exclusive third-party license to certain enabling technology. The agreement generally provided for quarterly payments to be made by Cisco to the Company through mid-2005. However, the timing and amount of these payments were subject to a number of conditions, some of which were beyond the control of the Company, including Cisco’s ability to successfully implement the technology. The Company received a payment of $833,000 in 2001 and received payments of $2.5 million in 2002. The Company recognized $3.3 million in revenue from this agreement in 2002, of which $98,000, $588,000 and $588,000 were recognized in the first, second and third quarters of 2002, respectively. The Company did not receive a payment, or recognize revenue from Cisco in the first nine months of 2003. On October 30, 2003, the Company reached an agreement with Cisco to accelerate the conclusion of this OEM agreement. See Note 19, Subsequent Event.

9.	Note Payable

In connection with the acquisition of Teamplate, see Note 4, the Company assumed a non-interest bearing note payable to the National Research Council of Canada (“NRC”) with an original principal balance of approximately $366,000. Beginning on October 1, 2003 and at the beginning of every quarter thereafter up to and including April 1, 2006, the Company must pay NRC 2.2% of Teamplate’s net revenue for the quarter preceding repayment. If by April 1, 2006, the total amount repaid and owed to NRC is less than $366,000, the Company must continue to make repayments to NRC until the earlier of the full repayment of $366,000 or ten years after the start of the repayment period. If at any time, the total amount paid to NRC equals or exceeds $550,000, the note will be deemed paid in full. Based on an estimate of Teamplate’s future revenue, the Company expects to repay the full $550,000 on or before April 1, 2006. The Company estimated the fair value of this note payable to be $474,000 at September 30, 2003 using a discount rate equal to Teamplate’s estimated borrowing rate of 7.0%. The balance of the note payable at September 30, 2003 was as follows:

September 30, 2003
(in thousands)
Note payable	$474
Less current portion of note payable	(50)

Note payable, net of current portion	$424

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Periods Ended September 30, 2003 and 2002

(Unaudited)

10.	Commitments and Contingencies

The Company leases its facilities and certain equipment under non-cancelable operating leases which expire between December 2003 and February 2008. The Company is also obligated to pay a post-closing purchase price adjustment related to the acquisition of Teamplate. See Note 4. At September 30, 2003, the approximate future lease payments for the remainder of the lease terms and estimated post-closing purchase price commitment are as follows:

Commitments

(in thousands)	2003	2004	2005	2006	2007	Thereafter	Total
Operating lease obligations	$435	$1,397	$1,289	$1,237	$1,012	$153	$5,523
Estimated post-closing purchase price adjustment for Teamplate acquisition (See Note 4)	400	—	—	—	—	—	400

Total commitments	$835	$1,397	$1,289	$1,237	$1,012	$153	$5,923

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

11.	Cumulative Effect of Change in Accounting Principle

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangibles Assets, which eliminated the amortization of goodwill and indefinite-lived intangible assets, prescribed the amortization of intangible assets with finite lives, and prescribed impairment testing and recognition for goodwill and intangible assets. In January 2002, the Company evaluated its intangible assets, including core technology, customer lists, and other intangibles and determined that these assets have finite lives. As a result of the Company’s evaluation, the Company recorded a $2.7 million non-cash charge in the first quarter of 2002 as a cumulative effect of change in accounting principle as a result of the impairment of goodwill. SFAS No. 142 prescribes an impairment testing of goodwill to be performed at least annually. The Company completed this annual evaluation during the first quarter of 2003 noting no additional impairment.

12.	Intangible and Other Assets, Net

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

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Periods Ended September 30, 2003 and 2002

(Unaudited)

On September 30, 2003, the Company acquired approximately $4.9 million of intangible assets in connection with the acquisition of Teamplate, Inc. See Note 4. A summary of the Company’s intangible and other assets, net at September 30, 2003 and December 31, 2002 is as follows:

Intangible and Other Assets, Net

	September 30, 2003			December 31, 2002
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Book Value	Gross Carrying Amount	Accumulated Amortization	Book Value
Technology	$4,314	$(70)	$4,244	$310	$(28)	$282
Tradenames/domain name	1,020	(247)	773	930	(127)	803
Customer relationships and marketing channels	469		469
Reseller agreements	311		311
Other	3,020	(1,809)	1,211	3,020	(1,625)	1,395

Total	$9,134	$(2,126)	$7,008	$4,260	$(1,780)	$2,480

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

13.	Restructuring Charges

In September 2003, partly in conjunction with the sale of its CallXpress product line, the Company recorded a restructuring charge of approximately $423,000 for severance and related benefits for terminated employees associated with CallXpress. In addition to the reduction of employees from the sale of the CallXpress product line, the Company recorded a charge of approximately $624,000 in Selling, General and Administrative Expenses in September 30, 2003 for severance expense. Approximately $177,000 of severance expense recorded in Accrued Compensation and Benefits remained unpaid as of September 30, 2003. The Company anticipates that these expenses will be paid during the fourth quarter of 2003.

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

14.	Net Income (Loss) Per Share

Basic net income (loss) per common share was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted net income (loss) per common share was computed by: (1) dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding during the year; (2) adding the net additional shares that would have been issued had all dilutive options been exercised less shares that would be repurchased with the proceeds from such exercise; (3) adding the additional shares to be issued in connection with the Teamplate acquisition. See Note 4. Dilutive options are those that have an exercise price that is less than the average stock price during the period.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Periods Ended September 30, 2003 and 2002

(Unaudited)

The following table sets forth the computation of basic and diluted income (loss) per common share:

	Quarter ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Numerator:
Income (loss) from continuing operations	$170	$(248)	$(1,018)	$(7,235)
Income from discontinued operations	5,751	611	6,669	1,742
Cumulative effect of change in accounting principle	—	—	—	(2,695)

Net income (loss)	$5,921	$363	$5,651	$(8,188)

Denominator:
Weighted average shares outstanding – basic	30,597	31,914	30,383	31,876
Dilutive effect of common shares from stock options	986	—	—	—

Weighted average shares outstanding – diluted	31,583	31,914	30,383	31,876

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.00	$(0.01)	$(0.03)	$(0.23)
Income from discontinued operations	0.19	0.02	0.22	0.05
Cumulative effect of change in accounting principle	—	—	—	(0.08)

Net income (loss)	$0.19	$0.01	$0.19	$(0.26)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.01	$(0.01)	$(0.03)	$(0.23)
Income from discontinued operations	0.18	0.02	0.22	0.05
Cumulative effect of change in accounting principle	—	—	—	(0.08)

Net income (loss)	$0.19	$0.01	$0.19	$(0.26)

Potentially issuable common shares of 2,090,090 and 4,950,623 were excluded from the calculation of diluted shares outstanding for the quarters ended September 30, 2003 and 2002, respectively, as they were antidilutive.

Potentially issuable common shares of 2,537,717 and 4,311,669 were excluded from the calculation of diluted shares outstanding for the nine months ended September 30, 2003 and 2002, respectively, as they were antidilutive.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Periods Ended September 30, 2003 and 2002

(Unaudited)

15.	Changes in Shareholders’ Equity:

	Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands)
Balance at December 31, 2002	30,218	$302	$60,539	$37,148	$312	$98,301
Net income[1]				5,651		5,651
Exercise of stock options	782	8	1,779			1,787
Repurchase of common stock	(68)	(1)	(176)			(177)
Stock issued to acquire Teamplate, Inc. [2]			40			40
Stock compensation expense[1]			2,820			2,820
Stock issued for consulting services[1]			6			6
Stock option income tax benefits			177			177
Unrealized loss on investments, net of income tax					(137)	(137)
Foreign currency translation adjustment	—	—	—	—	245	245

Other comprehensive income	—	—	—	—	108	108

Balance at September 30, 2003[1]	30,932	$309	$65,185	$42,799	$420	$108,713

1.	As restated – See Note 2.

2.	Issued 574,727 shares on October 3, 2003. See Note 4.

Total comprehensive income was $5.9 million and $5.8 million for the three and nine months ended September 30, 2003, respectively. Total comprehensive income was $343,000 for the three months ended September 30, 2002 and total comprehensive loss was $8.2 million for the nine months ended September 30, 2002, respectively.

16.	Supplemental Cash Flow Information

Disclosure of supplemental cash flow information is summarized below:

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
Supplemental cash flow information:
Cash paid (refund received) for taxes	$(345)	$(1,447)

Issuance of redeemable common stock in purchase of Teamplate, Inc.	$3,040	$—

17.	Legal Proceedings

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

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Periods Ended September 30, 2003 and 2002

(Unaudited)

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

The ultimate outcome of these matters, discussed above, cannot presently be determined. Accordingly, the ultimate resolution of these matters could have a material adverse effect on the Company’s financial position, cash flow and results of operations.

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

18.	New Accounting Pronouncements

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

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Periods Ended September 30, 2003 and 2002

(Unaudited)

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

19.	Subsequent Event

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

Restatement

The accompanying management’s discussion and analysis of financial condition and results of operations gives effect to the restatement of the condensed consolidated financial statements for the three and nine months ended September 30, 2003 and 2002 as described in Note 2 to the condensed consolidated financial statements.

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

The Company sells its products and servers primarily through an indirect channel of resellers and distributors, as well as through direct sales and OEM agreements. The Company’s data oriented enhanced fax products include RightFax and RightFax Enterprise, the Company’s LAN-based fax server lines for Windows based operating systems, and the RightFax Production System, a high-volume production-oriented server that enables fax and other forms of electronic transmission for electronic commerce applications. The Company’s business process automation product, Teamplate, is a fully .NET architectured workflow product that automates many intra-departmental, inter-departmental and inter-company processes with thorough rules logic and intuitive interface. The suite of products includes Teamplate .NET full license, Teamplate Enterprise, Teamplate Solutions and Teamplate Wizards for popular Microsoft Office, Sharepoint, Exchange and CMS software.

Sale of MediaLinq Services

On September 15, 2003, Captaris and its wholly-owned subsidiary, MediaTel Corporation (Delaware) (“MediaTel”), entered into an asset purchase agreement, effective as of September 1, 2003, to sell the assets of MediaLinq, an outsourced division of Captaris operated by MediaTel, to PTEK Holdings, Inc. and its wholly-owned subsidiary, Xpedite Systems, Inc. (“Xpedite”). MediaLinq provides outsourced e-document delivery services. Under the terms of the agreement, Xpedite paid Captaris $14.9 million in cash and assumed certain liabilities. The purchase price is subject to a post-closing net working capital adjustment which will be determined before December 31, 2003. In addition, the Company agreed to indemnify Xpedite against claims resulting from various representations and warranties made by the Company. At September 30, 2003, Xpedite has made no indemnification claims. Concurrent with the sale transaction, the Company and Xpedite also entered into license and reseller agreements under which the Company will license its fax-to-mail technology to Xpedite in return for minimum compensation of $2.0 million over a three year period, and the parties will cooperate in providing mutual resale opportunities for each other’s products and services. The Company recognized a gain on the sale of MediaLinq, net of income taxes, of approximately $5.9 million in the quarter ended September 30, 2003.

Loss from discontinued operations of MediaLinq, net of income tax benefit, was ($148,000) for the quarter ended September 30, 2003 compared to income from discontinued operations, net of income taxes, of $611,000 for the same quarter of 2002. Results for the third quarter of 2003 were adversely impacted by stock compensation charges, net of income taxes, of $282,000, as well as incentive compensation expenses related to the sale of MediaLinq. Income from discontinued operations of MediaLinq, net of income taxes, was $770,000 and $1.7 million for the nine months ended September 30, 2003 and 2002, respectively. Included in these results were stock compensation-related expense of $771,000 and stock compensation related benefits of $238,000 for the nine months ended September 30, 2003 and 2002, respectively.

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

The increase in gross profit for the third quarter of 2003 and the nine months ended September 30, 2003 compared to the comparable periods for 2002 is attributable to favorable product mix and a greater portion of higher margin RightFax product sales, offset by a decline in gross profit on the CallXpress product line. In addition, the gross profit for the third quarter and first nine months of 2002 included inventory write-downs due to product version upgrades. Excluding the effect of revenue from the acceleration of the Cisco agreement as discussed in Subsequent Event, the Company expects gross margin percentages to increase during the fourth quarter of 2003 compared to the third quarter of 2003 due to the sale of the lower margin CallXpress product line. Revenue from the Teamplate product line in the fourth quarter of 2003 is anticipated to have a positive impact on gross margin, as Teamplate’s products benefit from higher relative margins than the Company’s CallXpress product line, which the Company sold during the third quarter of 2003. The impact of the Teamplate product line on gross margin is dependent upon the proportionate share of overall revenue contribution attributable to the Teamplate product line.

Research and Development

(in thousands)	Quarter ended September 30, 2003	Percent Change from 2002	Quarter ended September 30, 2002	Nine months ended September 30, 2003	Percent Change from 2002	Nine months ended September 30, 2002
Research and development	$2,384	(9.8%)	$2,643	$7,182	(1.2%)	$7,266
Percentage of revenue	13.2%		15.5%	13.8%		14.6%

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

Selling, General and Administrative

(in thousands)	Quarter ended September 30, 2003	Percent Change from 2002	Quarter ended September 30, 2002	Nine months ended September 30, 2003	Percent Change from 2002	Nine months ended September 30, 2002
Selling, general and administrative	$9,330	1.7%	$9,172	$27,733	(4.6%)	$29,055
Percentage of revenue	51.6%		53.7%	53.4%		58.5%

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

Amortization of Intangibles

Amortization expense recorded in cost of revenue was $58,000 and $75,000 for the quarters ended September 30, 2003 and 2002, respectively, and $175,000 and $202,000 for the nine months ended September 30, 2003 and 2002, respectively. Amortization expense recorded in operating expenses was $57,000 and $76,000 for the quarters ended September 30, 2003 and 2002, respectively, and $170,000 and $849,000 for the nine months ended September 30, 2003 and 2002, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for the remainder of 2003 and each of the succeeding five years is as follows: $304,000 for the remainder of 2003, $1.2 million for 2004 and $1.1 million in each of the years 2005 through 2007, and $773,000 for 2008. See additional discussion of amortization expense in Patent Settlement with AudioFax, discussed below.

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

Restructuring Charges

In September 2003, partly in conjunction with the sale of its CallXpress product line, the Company recorded a restructuring charge of approximately $423,000 for severance and related benefits for terminated employees associated with CallXpress. In addition to the reduction of employees from the sale of the CallXpress product line, the Company recorded a charge of approximately $624,000 in Selling, General and Administrative Expenses in September 30, 2003 for severance expense. Approximately $177,000 of restructuring charges were accrued and recorded in Accrued Compensations and Benefits at September 30, 2003. These expenses will be paid during the fourth quarter of 2003.

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

Stock Compensation

During the second quarter of 2001, the Company offered a limited non-compulsory exchange of employee stock options on a less than one-for-one basis. The exchange (which closed on July 10, 2001) resulted in the voluntary cancellation of employee stock options to purchase 3,135,720 shares of our common stock with varying exercise prices greater than $10.00 per share in exchange for 1,286,790 employee stock options with an exercise price of $2.11 per share. The option exchange offer resulted in variable accounting treatment for a total of 1,993,250 options, representing the 1,286,790 new options granted in the exchange, as well as all employee options modified during the year. Variable accounting will continue until all options subject to variable accounting treatment are exercised, cancelled or expired. Variable accounting treatment will result in charges or credits, recorded to stock compensation expense (benefit), dependent on fluctuations in quoted prices for the Company’s common stock, multiplied by the number of stock options subject to variable accounting that are outstanding for the period, neither of which can be predicted. At September 30, 2003 and 2002, the Company had 615,549 and 1,465,215 options to purchase common shares subject to variable accounting. During the third quarter of 2003, the Company recorded a total charge of $1,523,000 consisting of a charge to continuing operations of $1,057,000 and a charge to discontinued operations of $466,000, for variable stock compensation. During the third quarter of 2002, the Company recorded a total benefit of $639,000, consisting of a benefit to continuing operations of $498,000 and a benefit to discontinued operations of $141,000, for variable stock compensation. For the nine months ended September 30, 2003, the Company recorded a total charge of $2.8 million, consisting of a charge to continuing operations of $2.1 million and a charge to discontinued operations of $771,000, for variable stock compensation. For the nine months ended September 30, 2002, the Company recorded a total benefit of $1.3 million, consisting of a benefit to continuing operations of $1.0 million and a benefit to discontinued operations of $238,000, for variable stock compensation.

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

Income Tax Expense (Benefit)

The effective income tax expense rate for the quarter ended September 2003 was 38% compared to an effective tax benefit rate of 45% for the quarter ended September 30, 2002. The effective income tax benefit rate for the nine months ended September 2003 was 39% compared to an effective tax benefit rate of 41% for the nine months ended September 30, 2002. The effective income tax (benefit) rates for the quarter and nine months ended September 30, 2002 resulted from the Company’s operating loss from continuing operations. The Company’s periodic tax expense (benefit) rate is based on a combination of the Company’s estimated combined statutory federal and state income tax rates. The Company anticipates the effective tax rate for the fourth quarter of 2003 to be generally consistent with the statutory rate.

Cumulative Effect of Change in Accounting Principle

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangibles Assets, which eliminated the amortization of goodwill and indefinite-lived intangible assets, prescribed the amortization of intangible assets with finite lives, and prescribed impairment testing and recognition for goodwill and intangible assets. In January 2002, the Company evaluated its intangible assets, including core technology, customer lists, and other intangibles and determined that these assets have finite lives. As a result of the Company’s evaluation, the Company recorded a $2.7 million non-cash charge in the first quarter of 2002 as a cumulative effect of change in accounting principle as a result of the impairment of goodwill. SFAS No. 142 prescribes an impairment testing of goodwill to be performed at least annually. The Company completed this annual evaluation during the first quarter of 2003 noting no additional impairment.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, short-term investments held for sale and long-term investments held for sale. At September 30, 2003, cash and cash equivalents and investment balances totaled $87.2 million, up $11.5 million from June 30, 2003. This increase in cash and investments was due primarily to cash generated from operations of $5.1 million, proceeds from the sale of our MediaLinq division of $14.9 million, proceeds from the sale of our CallXpress product line of $2.5 million and proceeds of $1.8 million from the issuance of shares of common stock through our employee stock plans. The increase in cash and investments was offset by net cash used to purchase Teamplate of $7.3 million and cash used to purchase equipment and leaseholds of $2.6 million.

In addition to cash and investment balances, the Company has a $4.0 million unsecured revolving line of credit, $2.0 million for unsecured borrowings and $2.0 million reserved for letters of credit. As of September 30, 2003, the Company has utilized $1.0 million of its letter of credit capacity in conjunction with its corporate headquarters lease. The Company has placed $1.0 million in a restricted certificate of deposit with the bank that supports the letter of credit. The Company did not borrow under its line of credit during the nine months ended September 30, 2003 or the year ended December 31, 2002. The line expires in August 2004 and contains certain financial covenants and restrictions as to various matters, including restrictions on the Company’s ability to pay cash dividends without the bank’s prior approval. The Company is currently in compliance with such financial covenants and restrictions. Borrowings under the line of credit bear interest at the bank’s prime rate or, at the Company’s option, the one-, two-, three- or six-month LIBOR rate plus 1.5%.

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

The following table summarizes the Company’s contractual obligations and estimated commercial commitments as of September 30, 2003 and the effect such obligations are expected to have on liquidity in future periods:

	Payments Due by Period
	(in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Contractual Obligations
Operating lease obligations	$5,523	$1,511	$2,526	$1,486	—
Estimated post-closing purchase price adjustment for Teamplate acquisition[1]	400	400			—
Note payable – projected principal and imputed interest payments[2]	540	83	457	—	—
Redeemable common stock[1]	3,000	—	3,000	—	—

Total contractual obligations and estimated commercial commitments	$9,463	$1,994	$5,983	$1,486	—

Notes:

1.	See acquisition of Teamplate.

2.	Payment of note is based on 2.2% of Teamplate revenues. Actual payment stream may be different from this estimate. See Note 9 of notes to unaudited condensed consolidated financial statements in Item 1 of this Current Report on Form 10-Q.

In addition to the contractual payments disclosed above, the Company will make an estimated income tax payment of approximately $1.7 million in December 2003.

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

Our stock price may be highly volatile.

The market price of our common stock may continue to be highly volatile. The future price of our common stock may fluctuate in response to factors involving our competitors, or us, such as:

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

In making acquisitions, we may need to make dilutive issuances of our equity securities, incur debt, write-off purchased in-process research and development, and amortize expenses related to other intangible assets, incur restructuring charges, as well as costs of integration personnel and operations.

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

The ultimate outcome of these matters, discussed above, cannot presently be determined. Accordingly, the ultimate resolution of these matters could have a material adverse effect on the Company’s financial position, cash flow and results of operations.

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