Form 10-K
period 2003-12-31
CAPTARIS INC
filed 2004-03-19
CIK 931784

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934.

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

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

Common Stock, $0.01 par value per share

Preferred Stock Purchase Rights

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2003 (the Company’s most recent completed second fiscal quarter) was $104,655,151 (based upon the closing sale price of $3.44 per share on the Nasdaq National Market on such date).

Number of shares of Common Stock outstanding as of March 5, 2004 was 32,118,963

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Captaris, Inc.’s Proxy Statement for its 2004 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2003 is incorporated by reference in Part III hereof.

CAPTARIS, INC.

i

PART I

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements. These statements relate to future events or the Company’s future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in the “Factors That May Affect Our Business, Future Operating Results, Financial Condition and Market Price of Our Stock” section included elsewhere in this report. These factors may cause the Company’s actual results to differ materially from any forward-looking statement. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events except as required by securities laws.

Item 1. BUSINESS

We are a provider of business information delivery solutions that integrate, process and automate the flow of messages, data and documents primarily for medium and large-sized enterprises, which we consider to be enterprises with more than 100 employees. We produce a suite of products and services, in partnership with leading enterprise technology companies, delivered through a global distribution network. These products address the fax server market, divided into network fax and production fax, e-document delivery, business process automation, workflow and mobile business markets. We distribute our products primarily through independent distributors and value-added resellers. Our products run on off-the-shelf server hardware, Windows NT, Windows 2000, Windows 2003 and Microsoft.NET, and interface with a wide variety of telephony and computer equipment. We were incorporated in the State of Washington in 1982.

Industry Background

Businesses are optimizing and automating internal processes to improve customer service, increase employee productivity, decrease costs and more efficiently disseminate information. As the amount of information exchanged between organizations increases, and the diversity of the delivery formats and combinations used by organizations to exchange this information becomes more complex, there is a growing need for organizations to find new ways to manage business information and resources in a more timely and cost-effective manner.

The growth in data and document management presents additional opportunities for accessing, processing and sending information. For example, organizations are utilizing electronic document exchange systems and services to store, forward and broadcast their growing volume of e-document traffic in an efficient manner. Electronic messaging over local area networks (“LAN”s), the Internet and corporate intranets has emerged as another way to access data and disseminate information. This rapid increase in multiple forms of data and document management has further accentuated the need for enterprises to optimize and integrate their information management capabilities. Gartner, a leading market research firm that provides research for information technology solutions, has seen many vendors react to enterprise needs to manage content life cycle as well as better integrate applications and information delivery technologies. According to Gartner, there are needs in the enterprise to better integrate applications and information delivery applications. Gartner calls this concept content/process fusion, which is “to combine content management and business process management for better vertical process automation, customer communications management and compliance.” (Gartner FirstTake, “Captaris Buys Teamplate for Content/Process Fusion,” October 2003.) The acquisition of Teamplate effectively enables us to integrate business information delivery with workflow automation solutions.

Fueling additional interest in the business information delivery area are new compliance rules. New emphasis on process and system investments is being driven by the changes in the business operating landscape driven by regulations associated with the Sarbanes-Oxley Act, the Health Insurance Portability and Accountability Act (“HIPAA”) and other government regulations.

Strategy

In early 2003, we concluded our resources were spread across too many product lines and markets, and in mid-2003, we narrowed our focus to enterprise business information delivery solutions. This focus targets mid to large size enterprises to manage the flow of messages, data and documents and improve business process performance through integration of content and processes corporate wide, while leveraging existing information technology systems.

As part of the change in strategic direction, in the third quarter of 2003, we divested the CallXpress voice mail and unified messaging product line and the MediaLinq outsource fax division. We believe this shift in strategic direction will allow continued significant investment in what we believe to be higher growth opportunities in the business information delivery solutions area.

We also acquired Teamplate, Inc. (“Teamplate”) in the third quarter of 2003, which develops and markets business process automation software built on the Microsoft.NET architecture platform. Our decision to enter the workflow market is a natural extension and complement to our existing RightFax product offering, a market leader in enterprise fax and e-document delivery solutions.

We believe that mobile business applications and particularly mobile access to groupware and corporate data, is a differentiating technology component of our core products. As such, we intend to invest judiciously in opportunities in the mobile business solutions area to enhance access capabilities of our business process automation and information delivery solutions to mobile devices and interfaces.

We regularly evaluate our product lines and operating units not only for their contribution to current results, but also for their potential for long-term benefits. Based upon the results of such evaluations, we may continue to divest or take other actions to improve the performance of product lines and/or operating units.

Key components of the Company’s strategy include:

Focus on the enterprise market. We target mid to large enterprises, including divisions and subsidiaries of Fortune 1000 companies. Our strategy is to continue to invest in new product and service development and innovative marketing initiatives to gain market share and further meet the needs of these enterprises.

Grow through strategic acquisitions. We believe that growth through strategic acquisitions of complementary technologies, products and distribution channels offers the potential for significant competitive advantage. Our open platform facilitates the rapid integration of, and linkage to, other complementary technologies, especially as we integrate web services into our overall architecture. We believe we are therefore able to accelerate introduction of new technologies to the market through acquisition, and to respond rapidly to industry changes and opportunities.

Expand worldwide support and maintenance program. We intend to continue expanding our services portfolio, which includes technical support, training, maintenance and professional services. We are striving to increase the percentage of our customers who contract for maintenance and technical support plans and to increase enterprise-level service agreement offerings. After instituting improvements in technical support and software upgrade programs, we are in the process of making first year maintenance a requirement for customers. The Captaris Developer Program, launched in July 2003, provides developers with application programming interface (“API”) support across the entire Captaris product line, including RightFax. This program feeds innovations into the Captaris Solutions Catalog of certified third party applications, which launched in May 2003 with a first set of catalog entries including FaxFiler, an extensive archiving system for RightFax deployments.

Capitalize on installed base. We intend to capitalize on our installed base by extending our product offerings into other departments within our customer base, as well as offering add-on modules, software upgrades and new products, which are designed to provide increased capacity and functionality.

Diversify distribution architecture. We target enterprises primarily through distributors and value-added resellers. We also distribute through strategic partner relationships and an enterprise sales force. We believe the use of multiple distribution channels and routes to market that target many of the same potential customers increases the likelihood that our products and services will be sold to a particular customer.

Leverage strategic technology partnerships worldwide. We continue to broaden our distribution channels by expanding our direct sales efforts and by continuing to enter into distribution agreements with private label original equipment manufacturers (“OEM”s) and strategic partners, including Microsoft Corporation, FileNet Corporation, Oracle Corporation, SAP Corporation, Siebel Systems, Inc., IBM Corporation’s Lotus Software, Xerox Corporation, Hewlett Packard Company and others.

Pursue global opportunities. We believe that the market for business information delivery solutions outside the United States will experience growth in the next few years. To pursue these opportunities, we intend to continue to localize our products for specific markets and to actively recruit new international resellers, distributors and strategic partners.

Pursue mobile business solutions market. In early 2001, we announced that we were expanding our business strategy to focus on the mobile business solutions market and particularly mobile access to groupware and corporate data, which we believed were markets likely to experience significant growth. Such growth in this portion of the market has not materialized at the rate expected, and accordingly, our investment in mobility products is primarily intended to leverage and enhance our business process automation and electronic delivery products. We intend to invest judiciously in this area until such time as we believe market adoption for such stand-alone products is likely to increase to the level necessary for us to experience a profitable contribution.

Products and Services

Our product lines include computer- and mobility-oriented products. Our computer-oriented product lines target the fax server, document delivery and information exchange markets and focus on high-performance fax processing, e-document delivery and business process automation as well as Internet and corporate intranet information access. The mobility market adds a key competitive differentiator to our business process automation and document delivery offerings by allowing customers to use our products to enhance productivity and to access information from a wide variety of Web-enabled devices. The following summary provides an overview of our products and services.

Enhanced Electronic Document Delivery Products

RightFax

RightFax provides organizations with enterprise fax and advanced electronic document delivery solutions. The RightFax product suite offers a range of solutions that provide software for simple desktop faxing over a network capturing high volumes of business-critical data from back-office applications and delivering this data electronically to multiple recipients.

With the release of the RightFax 8.5 product line in 2002, product bundles offer customers simple solutions that are designed to fit within their existing corporate IT infrastructure. As their business needs expand, upgrade packages are designed to make it easy for them to move beyond day-to-day faxing to automating their key business processes and optimizing workflow. This is accomplished by using the more advanced RightFax solutions that are designed to integrate with enterprise applications developed by companies such as Microsoft Corporation, IBM Corporation’s Lotus Software, Oracle Corporation, Siebel Systems, Inc., SAP Corporation, Xerox Corporation, Hewlett Packard Company and FileNet Corporation.

RightFax products allow end-users to fax any document directly from applications running on their desktop or workstation. In addition, incoming faxes can be directly routed to end-users’ desktops and can also be sent from or received into their e-mail inboxes. The products are designed to ensure that faxes are secure, kept confidential and to eliminate the need for individuals to walk to fax machines, wait in line, or search for faxes. The same fax system is designed to integrate with other critical business applications, including operational and accounting applications, that generate documents typically printed on forms and mailed. RightFax automates this process by creating electronic images of the documents and delivering them automatically and instantaneously via fax, e-mail or over the Internet. For organizations that receive substantial amounts of inbound faxes, such as mortgage or insurance companies, these documents are received electronically and automatically routed to the intended recipient. This saves companies’ time and money while improving accuracy and reliability by eliminating manual processes and the expense of mailing documents. RightFax products are also designed to improve cash flow by reducing the time necessary to exchange invoices, statements and other electronic commerce documents with customers, vendors and partners.

The primary offerings in the RightFax product line include several new vertical and strategic partner offerings that were launched in the fourth quarter of 2003 consisting of the following:

•	RightFax Business Server. Client, server-based fax software that allows individuals to send, receive, view, print and manage faxes from desktop and e-mail applications.

•	RightFax Enterprise Server. Client, server-based fax software that is designed for national or global organizations with heavy network traffic and multiple offices. It includes features that allow organizations to route faxes to other networked servers for load balancing and least cost routing, to leverage the Internet or intranet to share resources with other RightFax servers and to minimize the costs associated with sending documents. Network administrators can centrally manage all RightFax servers on the network from any standard Web browser using the RightFax Enterprise Fax Manager (“EFM”).

•	RightFax Enterprise Suite. Client, server-based fax software that bundles the Enterprise Server with additional features, including enhanced e-mail functionality, Web access to faxes from any Internet-enabled PC in the world, optical character recognition and telephony interfaces.

•	RightFax Business Integration. Client, server-based software that bundles desktop and e-mail faxing capabilities with automatic delivery of business-critical documents, such as invoices and purchase orders from mainframe and enterprise resource planning (“ERP”) systems, and allows for delivery via fax or e-mail.

•	RightFax Enterprise Integration. Client, server-based software that bundles all RightFax capabilities. Includes integrations to business applications including desktop, e-mail, host, ERP, customer relationship management (“CRM”), imaging, workflow, forms, document management and archival systems. This software is designed to deliver or receive any type of document securely and instantaneously via fax, e-mail or over the Internet and uses current development interfaces including XML, JAVA, and COM, to exchange information in a variety of formats from applications across multiple platforms.

•	RightFax Financial Edition. An easy-to-deploy, easy-to-use and affordable electronic document delivery solution for financial organizations that helps them fulfill compliance and regulation requirements such as the Sarbanes-Oxley and Gramm-Leach-Bliley Acts. Additionally, it reduces costs and improves operational efficiency by providing secure, efficient and economical methods for exchanging and tracking vital financial information and other business documents from front and back office applications.

•	RightFax for Oracle. A new business information delivery offering to help customers reduce costs, improve efficiency and streamline business processes by automating the flow of information and documents from the Oracle® E-Business Suite and Oracle technology products. Tightly integrated with Oracle technology, RightFax combines flexible integration, leading-edge data recognition tools, with Oracle document delivery capabilities, including wireless delivery and Captaris sales and technical support. With built-in and certified Oracle integrations, RightFax is a market leader in enterprise fax and e-document delivery solutions within Oracle environments.

•	RightFax for SAP solutions. A new business information delivery offering to help customers reduce costs and streamline business processes by automating the flow of information and documents from the SAP R/3® software solution and mySAPTM Business Suite. Tightly integrated with SAP solutions, RightFax for SAP solutions combines flexible integration and leading edge data recognition tools with SAP document delivery capabilities, including wireless delivery and Captaris sales and technical support. This provides users of SAP solutions a powerful way to improve business performance by rapidly automating delivery of business-critical documents via fax, e-mail or the Internet directly from their SAP applications. A key bundled component of RightFax for SAP solutions is RightFax Connector version 1.1 which has been tested and interface-certified by SAP.

In 2004, we plan to release additional vertical packages, new product release versions and integrated offerings with RightFax and our new Teamplate product, offering additional workflow capabilities to RightFax.

Business Process Automation Products

Teamplate.NET

In September 2003, we acquired Teamplate, Inc., a provider of rapid business process automation. Teamplate’s workflow management server Teamplate for .NET is a workflow platform built on the Microsoft .NET Framework for Web Services. Teamplate for .NET is a business process workflow technology developed to take full advantage of the .NET environment, making it an easily and reliably integrated workflow solution. With the 4.0 version, Teamplate integrates business processing with Microsoft Outlook, reducing training costs, and accelerating user acceptance. Teamplate for .NET is specifically suited to improve operational processes for midsize and large businesses that have standardized on Microsoft technologies. We believe Teamplate for .NET offers significant advantages over past workflow automation approaches with a design that facilitates rapid, understandable, affordable, and robust solutions that are highly scalable. Used to streamline the interaction between business people and enterprise software applications, Teamplate workflow solutions are implemented by managers in any functional area of a business.

CMS Wizard

The Teamplate Workflow Wizard combines with Microsoft Content Management Server (“CMS”) to deliver modern business process workflow to support any Web publishing process. Teamplate enhances CMS’s native workflow capabilities to support multi-party approval processes. It also provides extensive documentation support to record the “who, what, when and where” of business-critical Web publishing. The Workflow Wizard is delivered as an easy-to-use extension that leverages CMS’s own user interface, making it simple for administrators, editors and Web publishers to create simple or complex approval workflows with minimal training. Teamplate Workflow Wizard for Microsoft CMS is sold separately and may be upgraded to the full Teamplate for .NET product for further customization and integration beyond the Microsoft CMS environment.

SharePoint Wizard

The Teamplate Workflow Wizard combines with Microsoft SharePoint Products and Technologies to deliver business process workflow to portals and collaborative workspaces maintained by Microsoft SharePoint. Teamplate structures the collaboration between groups, systems and individuals and provides accountability by documenting and recording collaboration activities. Typical business process applications include publishing approvals, archiving processes, and collaborative document review and editing. The Workflow Wizard is delivered as an easy-to-use extension that leverages SharePoint’s own user interface, making it simple for SharePoint users and administrators to create simple or complex workflows with minimal training.

Mobile Business Solutions Products

Infinite Mobile Delivery

We believe our mobility offerings represent a competitive differentiator as an added extension of our core product offerings. The Infinite product line is designed to function as a set of technologies that provide a mobile access component for mobile viewing, printing and notification in support of current and future product offerings.

Infinite WAP Gateway and Push Proxy Gateway

Infinite Wireless Application Protocol (“WAP”) Gateway is a scalable product designed to meet the needs of mobile operators, Internet service providers (“ISP”s) and enterprise markets. WAP Gateways are an essential component in WAP communications processes and a necessity for providing WAP services to customers, particularly in international markets. In addition, Infinite WAP Gateways have been purchased by financial services companies interested in managing and securing their wireless communications flow from end-to-end by deploying the WAP Gateway behind their own corporate firewall.

In December 2003, we announced the new Infinite Push Proxy Gateway (“PPG”). This product is a natural companion to the Infinite WAP Gateway and can also be used independently to allow applications to send Short Message Service (“SMS”), Wireless Application Protocol, Push and Multimedia Messaging Service (“MMS”) notifications to mobile users.

Professional Services

The Captaris Solutions Team provides strategic technology consulting, custom development, integration of third party technologies and other services. Our services include:

•	Solutions from the Captaris Solution Catalog that extend the capabilities of customers’ Captaris systems and tailor these systems to their specific business needs.

•	Captaris Implementation Services, focused on helping clients implement Captaris products in the most effective and efficient way possible.

•	Captaris Consulting & Analysis, providing customers early stages of planning to better understand how our technologies can help their enterprises best achieve their specific objectives.

•	Captaris Enterprise Management, helping our customers standardize the installation and maintenance of Captaris products across all of their business divisions and branch offices.

•	Captaris Training, a team of technical trainers that hold on-site training sessions with channel partners and customers and create and update an online library of training materials and sessions for remote users as well.

•	Captaris Custom Development, producing enhancements that tailor Captaris products to customers’ existing business processes and information flows.

•	The Captaris Developer Program, enabling developers to extend and integrate Captaris products by providing application programming support for the Captaris APIs.

Distribution

We sell our products primarily through an indirect channel of resellers and distributors, strategic partnerships and OEM and private label agreements, as well as through our team of global/national account managers that hold dedicated business relationships with named accounts out of the Fortune-100 list. We believe the use of multiple distribution channels that access many of the same potential customers increases the likelihood that our products will be sold to a particular customer.

Revenue from the acceleration and conclusion of an OEM agreement with Cisco Systems, Inc. represented 14% of the Company’s net revenue for the year ended December 31, 2003. Excluding revenue from the Cisco OEM agreement, no single customer represented more than 10% of the Company’s net revenue for the years ended December 31, 2003, 2002 and 2001.

We have OEM agreements with several partners, including FileNet, AVST and the Xpedite division of PTEK, Inc. These partners market and sell RightFax products and services in conjunction with their own core products and service portfolios, adding more value to their customers with an integrated go-to-market approach. In some cases, these OEM agreements provide minimum revenue commitments.

Domestic Distribution

In the United States, our sales force sells most of our enterprise fax and electronic document delivery products through an indirect channel of value-added resellers, independent software vendors, and professional services companies specializing in custom systems development. These resellers are small to medium-sized, regionally focused organizations. In addition, we market our products directly to end-user customers through a direct sales force and a diverse mix of direct marketing activities.

Resellers attend Captaris-sponsored training sessions on system usage, installation, maintenance and customer support. Advanced training is also available from us on an ongoing basis. All resellers are subject to agreements with us covering matters such as payment terms, protection of proprietary rights and non-exclusivity of sales territories. These agreements generally do not restrict the dealer’s ability to carry competitive products.

International Distribution

We continue to develop broad coverage of international markets through a variety of dealer, distributor, and strategic relationships. We are actively recruiting new resellers and distributors in international markets. We have sales and support offices in the Netherlands, Hong Kong, Australia and Dubai. We also have sales and support personnel in the United Kingdom and Germany. We conduct business transactions in U.S. dollars, Canadian dollars, Australian dollars, U.K. pounds sterling and the Euro.

International revenue was 22.5%, 24.2% and 26.6% of total net revenue for 2003, 2002 and 2001, respectively. Additional financial information relating to our international operations is set forth in Note 18 of our financial statements.

Product Support

We sell a variety of support packages primarily to end-users of our e-document products in addition to bundling 30 days of telephone support with each of our software licenses. Our maintenance and support agreements provide customers with telephone support and unspecified upgrades and updates on a when-and-if-available basis, as well as bug fixes. Our maintenance and support agreements generally have terms from one to five years and the revenue associated with these agreements is recognized straight-line over the life of the contract. Telephone support is provided via support specialists located in our offices in Tucson, Arizona, Portland, Oregon, Bellevue, Washington, Sydney, Australia and Nieuwegein, Netherlands.

We also launched a new online training program called The Captaris Learning Center in October 2003 to meet a number of strategic goals, including the ability to allow our customers to register for courses online, manage their curriculum, track their class history, receive training announcements on a regular basis, complete online surveys of classes taken and register and take Web-based training from one location. This is a subscription-based service and we recognize the revenue from this service straight-line over the term of the subscription.

Product Development

We have established expertise in the development of systems that route, process, render and deliver a variety of messaging, data and documents, including fax, voice, e-mail and corporate content, as well as integration with back-end office systems and databases. These systems handle message, data and document delivery spanning a wide range of input and output types. Additionally, we have expertise in the development of LAN and Internet software applications, integrations and services. We believe that our expertise in these areas enables us to efficiently bring to market innovative software products.

Our development of our product offerings is centrally coordinated in our corporate headquarters in Bellevue, Washington. We maintain four primary product development centers: Bellevue, Washington, Tucson, Arizona, Portland, Oregon, and Calgary, Canada. In total, we employ 83 engineers, technicians and quality assurance specialists in our development centers as of December 31, 2003. The integration of technologies has allowed us to consolidate and leverage development efforts among these groups. We expect these cross-development efforts to continue in the future.

We internally develop or acquire our defining core technologies, but believe that it is more cost-effective to license from third parties certain broad-based, generic or non-strategic components of our products, such as database software, imaging, and network connection software. Whenever practical, we will license and integrate such technology into our product offerings in order to decrease the cost of development and shorten the time to market. We also believe that the acquisition of new technology and new product offerings is consistent with our strategic initiatives, and we will continue to pursue such opportunities as they become available.

For our product offerings to continue to achieve acceptance and remain competitive, we believe it will be necessary to continue to develop enhanced versions of our software applications. We expect to continue to expend significant research and development efforts in developing new technology.

We intend to continue to develop versions of our products that have been prepared for localization in foreign markets. This globalization effort includes converting client interfaces and documentation into foreign languages. The effort will also include the expansion of internal character sets to accommodate a broader set of potential foreign languages. We expect to continue to expend research and development resources on these efforts.

Proprietary Rights

We rely on a combination of patents, copyrights, trademarks and trade secret laws, nondisclosure and other agreements and technical measures to protect our proprietary technology. We own seven U.S. patents, including one patent received in the area of unified messaging, five patents in the area of fax technology that were purchased in 2000 and one patent in the area of speech compression that was purchased in 2002. The issued patents will expire between 2014 and 2019. We also own 11 pending patent applications in the U.S. and internationally in a wide range of areas, including telephony, fax, unified messaging and mobility-related messaging. There can be no assurance that our efforts to protect our proprietary rights will be successful. In particular, there can be no assurance that our current or future patent applications will be granted or that our current or future issued patents will not be challenged, invalidated or circumvented, or that the rights granted under any such patents will provide competitive advantages to us.

We have periodically received letters and other communications from third parties asserting patent rights and requesting royalty payments. Following analysis, we do not believe it necessary, in most cases, to license any of the patent rights. In those cases in which we have determined a license of patent rights was necessary, we have entered into a license agreement.

We license certain portions of our technology from third parties under written agreements, some of which contain provisions for ongoing royalty payments. Our royalty expense was 1.1% of revenue in 2003 and less than 1% of revenue in 2002 and 2001.

Competition

The business information delivery and business process management markets are quickly evolving, highly competitive and subject to rapid technological change. Moreover, we expect to face increasing competitive pressures from both current and future competitors in the markets we serve. The principal competitive factors applicable to our products and services include:

•	breadth and quality of software alternatives;

•	price;

•	level of customer support, and professional services;

•	relationships with distributors, strategic partners, value-added resellers and systems integrators;

•	an installed base of similar or related products;

•	the ability to integrate various products with customers’ existing business applications and networks; and

•	the ability to respond to technological change.

Our competitive position with respect to these factors varies depending on the market. For our enhanced electronic document delivery products, we believe that we compete favorably in our target markets. For our business process automation products, we face many competitors, large and small. However, competitors offering similar products designed for rapid deployment by knowledge workers, using similar architecture are generally small companies. With the acquisition of Teamplate in September 2003, we are a recent entrant into the business process automation market. Our mobility products are bundled with our electronic document delivery and business process automation products. While we believe that our mobile products are feature-rich and compare favorably against other entrants in the mobility market, the lack of market acceptance of stand-alone mobility products creates an increased level of uncertainty with respect to our competitive position.

Because we offer a wide range of products and services for several types of enterprises, we have a broad range of competitors. Some of our competitors are substantially larger than us and have significantly greater financial, sales, marketing, distribution, technical, development and other resources.

In the market for electronic document delivery products, our principal competitors are Esker, Inc. S.A., Biscom, Inc., TOPCALL International AG, Omtool, Ltd., Fenestrae and GFI Software, Ltd. Our fax server products also compete with vendors offering a range of alternative fax solutions, including operating systems containing fax and document transmission features, low-end fax modem products, desktop fax software, single-platform fax software products and customized proprietary software solutions.

The direct competitors of our business process automation products include K2.net (SourceCode Technology Holdings, Ltd.), Metastorm, Ultimus, Inc., and Skelta Software, Pvt. Ltd.

Order Fulfillment

Our order fulfillment operations consist primarily of compact disc duplication, documentation fulfillment and distribution of fax boards. We contract with outside vendors to provide full systems integration and assembly in certain product distribution situations.

Our products incorporate a number of commercially available application cards and fax cards that enable integration with certain fax servers. We currently purchase fax boards from Brooktrout, Inc. and the Dialogic division of Intel, Inc. We depend upon these third-party manufacturers for fax boards. If these manufacturers terminate their relationships with us or are unable to fill orders on a timely basis, or experience quality performance issues, we may be unable to meet customer demands, which could delay or decrease our revenue or otherwise have an adverse impact on our operations.

Employees

As of December 31, 2003, we had 315 full-time employees, including 53 in finance and administration, 7 in order fulfillment, 83 in engineering and product development and 172 in sales, marketing and technical support. Our employees enter into agreements containing confidentiality restrictions. We have never had a work stoppage, and no employees are represented by a labor organization. We consider our employee relations to be good.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are available free of charge on our website as soon as reasonably practicable after the reports have been filed with or furnished to the Securities and Exchange Commission (“SEC”) at http://www.captaris.com under “About—Investor Relations—SEC Filings.” In addition, the following corporate governance materials of Captaris are also available in the “About— Investor Relations” section of the Company’s website at http://www.captaris.com and a copy of the materials will be mailed to you upon request to Captaris, Investor Relations, 10885 NE 4th Street, Bellevue, WA 98004.

•	Audit Committee, Compensation Committee, and Governance Committee Charters.

•	Code of Conduct applicable to all directors, officers and employees of Captaris (the “Ethical Business Practices” portion of the “Captaris Ethics Guidebook”).

•	Code of Ethics for our CEO and senior financial officers (included in the “Captaris Ethics Guidebook”).

The Captaris Ethics Guidebook is comprised of three sections: Ethical Business Practices, Accounting Practices Complaint Process, and Code of Ethics for our CEO and senior financial officers. If we waive any material provision of our Code of Ethics for our CEO and senior financial officers or substantively change the code, we will disclose that fact on our website within five business days.

FACTORS THAT MAY AFFECT OUR BUSINESS, FUTURE OPERATING RESULTS,

FINANCIAL CONDITION AND MARKET PRICE OF OUR STOCK

The following factors may materially adversely affect our business, financial condition or results of operations. In that event, the trading price of our common stock could decline and shareholders may lose part or all of their investment. Therefore, shareholders should carefully consider the risks described below before making an investment decision.

Our stock price has been highly volatile.

The market price of our common stock has been and may continue to be highly volatile. The future price of our common stock may fluctuate in response to factors, involving our competitors or us, such as:

•	new product announcements or changes in product pricing policies;

•	quarterly fluctuations in our operating results;

•	announcements of technical innovations;

•	announcements relating to strategic relationships or acquisitions;

•	changes in earnings estimates by securities analysts; and

•	general conditions in the economy and/or levels of information technology spending.

In addition, the market prices of securities issued by many companies, particularly in high-technology industries, are volatile for reasons unrelated to the operating performance of the specific companies. This industry volatility, along with broad market fluctuations, may adversely affect the market price of our common stock.

Our quarterly sales patterns fluctuate, causing our quarterly operating results to vary. These operating results may fall below expectations of securities analysts and investors.

We expect our operating results to fluctuate significantly from quarter to quarter in the future. Because of these fluctuations, our operating results for a particular quarter may fall below the expectations of securities analysts and investors. If this occurs, the trading price of our common stock may decline. Such fluctuations could cause period-to-period comparisons to be less than meaningful. Numerous factors contribute to the unpredictability of our operating results, including:

•	the timing of customers’ orders;

•	changes in our mix of products and distribution channels;

•	the announcement or introduction of new products by us or our competitors;

•	pricing pressures;

•	costs related to acquisition of technologies or businesses;

•	costs of maintaining, integrating or expanding our operations;

•	costs of hiring qualified personnel;

•	technological changes in our market, including changes in standards for protocols, platforms and operating systems applicable to software, hardware and networking environments; and

•	general economic conditions.

Most of our software product revenue comes from current quarter orders and sales, of which a substantial portion has, at times, occurred in the last month of the quarter. We do not maintain a large backlog of orders and most of our distributors maintain little or no inventory. Order fulfillment cycles are typically short and often as short as one to two days. Accordingly, the timing of customer orders can cause significant variations in quarterly results of operations. Because we sell our products to end-customers through various third parties, such as value-added resellers and independent distributors, we are unable to project with certainty the actual orders, sales, and revenue these third parties will generate in a given quarter. The combination of these factors impairs and delays our ability to know when revenue and earnings will be higher or lower than expected. We base product development and other operating expenses on our expected revenue. Because our expenses are relatively fixed in the short term, we may be unable to adjust our spending in time to compensate for any unexpected shortfall in quarterly revenue.

We depend on third parties for certain key components of our products.

Our fax products operate on standard computer hardware, most of which is readily available. However, only two domestic suppliers can provide fax processing circuit boards to meet our specifications. Historically, we have relied almost exclusively on Brooktrout, Inc. for fax boards. We rely on this supplier primarily because of volume price discounts and the cost and effort required to develop software for alternate fax boards. Significant changes in technology, issues regarding quality performance, delays, interruptions or reductions in our supply of fax boards, or unfavorable changes to price and delivery terms could adversely affect our business.

We rely heavily on independent distributors and value-added resellers.

A substantial majority of our revenue depends on a network of computer-oriented value-added resellers and independent distributors. There is intense competition for the attention of these resellers from our competitors and from providers of other products distributed through these channels. Many of these resellers do not have the financial resources to withstand a downturn in their businesses. We may not be able to maintain or expand our network of resellers in the future. Moreover, our resellers may not maintain or expand their present level of efforts to sell our products. If we lose a major dealer or reseller, or if our dealers and resellers lose interest in selling our products, our business, results of operations and financial condition may be adversely affected.

Failure to establish and maintain strategic relationships could limit our ability to maintain or increase revenue.

Creating and maintaining strategic relationships is important to our success, because these relationships enable us to market and distribute our products to a larger customer base than we could otherwise reach through our direct marketing efforts. We may not be successful in creating new strategic relationships on acceptable terms, if at all. Moreover, although we view our strategic relationships as an important factor in the successful commercialization of our products, our current strategic partners may not view their relationships with us as significant for their own businesses, and any one of them could reassess their commitment to us in the future. Further, our strategic relationships are generally non-exclusive, which means our strategic partners may develop relationships with some of our competitors. Failure of one or more of our strategic partners to successfully develop and sustain a market for our products, or the termination of one or more of our strategic relationships, could adversely affect our ability to maintain or increase revenue.

Additionally, our strategic partners from time to time require us to customize our products and/or develop further enhancements or capabilities. If we are unable to meet these requests in a timely manner, our relationships with our partners and operating results could be negatively impacted.

Our market is highly competitive.

The business solutions market is highly competitive and is rapidly changing. We may not have the financial resources, marketing, distribution and service capability, and depth of key personnel or technological knowledge to continue to compete successfully in each of our markets.

We believe the main competitive factors affecting our business are breadth and quality of software alternatives, product integration, ability to respond to technological change, relationships with distributors, strategic partners, value-added resellers and systems integrators, price, size of the installed base, level of customer support and professional services.

In the market for LAN-based fax systems, our principal competitors are Esker, Inc. S.A., Biscom, Inc., TOPCALL International AG, Omtool, Ltd., Fenestrae and GFI Software, Ltd. Our fax server products also compete broadly with vendors offering a range of alternative fax solutions, including operating systems containing fax and document transmission features, low-end fax modem products, desktop fax software, single-platform fax software products, outsource fax players and customized proprietary software solutions. In the market for production fax systems, our principal competitors are Biscom, Inc., Esker, Inc. S.A. and TOPCALL International AG. The direct competitors of our business process automation products include K2.net (SourceCode Technology Holdings, Ltd.), Metastorm, Ultimus, Inc. and Skelta Software, Pvt. Ltd.

We may not be able to compete successfully against current and future competitors and the competitive pressures we face could harm our business and prospects. We expect the competition in our markets to increase over time. There can be no assurance that our current or future competitors will not develop products comparable or superior – in terms of price and performance features – to those developed by us or be able to adapt more quickly than we can to new or emerging technologies and changes in market opportunities. Increased competition may result in changes in market share or pressure for price reductions and related reductions in gross margins, any of which could materially affect our ability to achieve our financial and business goals. There can be no assurance that in the future that we will be able to successfully compete against current and future competitors.

Technology and customer demands change rapidly in our industry.

In our industry, technology and customer demands change rapidly, and our competitors frequently introduce new products and features. To succeed, we must identify, develop and market new products, features and services that achieve broad market acceptance by satisfying those changing customer needs and keeping pace with those technological developments. To do this, we must spend substantial funds on product development. We regularly devote significant resources to technologies that we anticipate will be widely adopted. To be successful, we must, among other things, develop and market products and services that achieve broad market acceptance. We may not be able to develop new products or product enhancements on a timely basis. Even if we do, the market may not accept the new products or product enhancements that we develop, and accordingly, the results of our operations may be adversely affected.

We face risks from expansion of our international operations.

Maintaining or growing our revenue depends, in part, on continued expansion of our international product sales. We have focused significant management attention and financial resources to our international operations. Significant portions of our revenue are subject to the risks associated with international operations, which include:

•	difficulty adapting products to local languages and telephone system technology;

•	inability to respond to changes in regulatory requirements;

•	inability to meet special standards requirements;

•	exposure to exchange rate fluctuations;

•	tariffs and other trade barriers;

•	difficulties in staffing and managing international operations;

•	potentially adverse tax consequences; and

•	uncertainties arising from local economic or market conditions, local business practices and cultural considerations.

In addition, the laws of some foreign countries are uncertain or do not protect intellectual property rights to the same extent as the U.S. Moreover, we could be sued for patent infringement or other intellectual property violations in a foreign country where it could be very costly to defend such a lawsuit.

Currently, substantially all of our revenue is denominated in U.S. dollars. We price our international sales to the United Kingdom in U.K. pounds sterling, to Canada in Canadian dollars, to Australia in Australian dollars, and to participating European Community countries in Euros. Increases in the value of the dollar against any local currencies could cause our products to become relatively more expensive to customers in a particular country or region, leading to reduced revenue or profitability in that country or region. As we continue to expand our international operations, we expect our non-U.S.-dollar-denominated revenue and our exposure to gains and losses on international currency transactions to increase. We do not currently engage in transactions to hedge against the risk of currency fluctuations, but we may do so in the future.

Our investment in the business process automation market, which is an unproven market, may not be successful.

In September 2003, with the acquisition of Teamplate, we announced that we are expanding our business strategy to focus on the business process automation market. Our business strategy is to become a leading provider of business information delivery solutions. In the future, in order to implement our strategy, we must continue to design, develop and introduce competitive new products. Execution of this strategy may involve a substantial increase in costs and, as a result, our expenses could increase disproportionately to revenue in the future. We cannot guarantee that demand for business information delivery solutions will grow in the future, that new technologies will not cause the market to evolve in a manner different from what we expect or that we will be able to obtain a leadership position in this market opportunity or that our investment in this unproven market will be successful.

Our investment in the mobile business solutions market, whose technology offerings and customers buying behaviors have undergone significant changes, may not be successful.

In March 2001, we announced that we were expanding our business strategy to focus on the mobile business solutions market, which we believed to be a potential higher-growth opportunity. We continue to believe that this market is likely to develop over time, but it has been slower to develop than we anticipated. Certain early entrants to this market have not achieved their publicly forecasted financial results. To date, a significant share of market revenue has been in mobile services rather than in deployed software licenses for mobile solutions.

While we will continue to embed our mobility technology to address the mobile workforce as part of our business information delivery solutions, we have reduced our development resources applied to this technology. There can be no assurance that we will realize a return on our past or future costs incurred in this unproven, stand-alone mobile business solutions market. In 2002, we determined that most of the goodwill and intangible assets of our mobile business solutions group were impaired, resulting in a non-cash charge of $2.7 million that was recorded as a cumulative effect of change in accounting principle effective January 1, 2002, and an impairment charge of $5.5 million that was recorded in the second quarter of 2002.

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

We frequently evaluate potential acquisitions of products, technologies and businesses. The acquisition of Teamplate in September 2003, as well as any future acquisitions we may undertake, may direct management’s attention away from the day-to-day operations of our business and may pose numerous other risks. For instance, we may not be able to successfully integrate technologies, products, personnel or operations of companies that we may acquire.

In making acquisitions, we may need to make significant cash payments and dilutive issuances of our equity securities, incur debt, write-off purchased in-process research and development, amortize expenses related to other intangible assets and incur restructuring charges as well as costs of integrating personnel and operations.

Our average sales prices may decline for some of our products.

If the average sales prices of our more significant products decline, our overall gross margins will likely decline. To offset and forestall potential declines in average sales prices, we must continue to develop product enhancements and new products with advanced features that are likely to generate higher-margin incremental revenue. If we are unable to do so in a timely manner, or if our products do not achieve significant customer acceptance, our business, results of operations and financial condition may suffer.

Subsequent activities related to the sale of our CallXpress product line and MediaLinq division, and activities surrounding liabilities retained by us in these dispositions, may continue to be disruptive to our ongoing operations.

In September 2003, we sold our CallXpress product line and MediaLinq division. Such dispositions were intended to allow us to focus our resources on products and services we have determined to be critical to our long-term success. The impact of these dispositions, the associated change in our business focus and the retained liabilities related to certain legal proceedings (See Item 3 of this Part 1) and indemnifications provided by us to the buyers for certain representations and warranties, may continue to be disruptive to our ongoing business, may negatively impact our operations in the near term and may be distracting to management or our workforce in general. Moreover, although the dispositions are intended to improve our long-term results of operations, there can be no assurance that we will realize the benefits we expect from these dispositions.

Security breach of confidential data may expose us to additional costs and to litigation, which could harm our business.

Our business information delivery solutions may involve the transmission of business-critical, proprietary or confidential information. If the security measures that we implement are breached or if there is an inappropriate disclosure of confidential information, we could be exposed to litigation and possible liability. Even if we were not held liable, a security breach or inappropriate disclosure of confidential information could harm our reputation, and even the perception of a security risk could inhibit market acceptance of our products and services. In addition, we may be required to invest additional resources to protect us against damages caused by these actual or perceived disruptions of security breaches in the future.

Further, our applications may be vulnerable to unauthorized and illegal access, sabotage, computer viruses and other disruptive problems, including natural disasters. Eliminating computer viruses and addressing other security problems may cause either loss or compromise of data or interruptions, delay or cessation of service to users accessing our business information delivery applications, which could harm our business, expose us to risks of loss or litigation and possible liability. We may be required to expend significant capital or other resources to protect against the threat of security breaches or to alleviate problems caused by breaches.

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

Our success depends on our ability to operate without infringing the patents and proprietary rights of third parties. Product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. Historically, competitors in our industry have filed numerous allegations of patent infringement, resulting in considerable litigation.

We have periodically received letters and other communications from third parties asserting patent rights and requesting royalty payments and will probably receive additional claims in the future. For example, over the past six years, we have been involved in intermittent communications with Avaya, which was spun off from Lucent Technologies in 2001. Over this period of time, Lucent/Avaya asserted that we were infringing on their patents or technology, eventually identifying 10 patents as including claims that allegedly cover our current or former products and/or services. Several communications and meetings between us and Lucent/Avaya have occurred. We have also been in communication with BellSouth since December of 2001, at which time BellSouth asserted we were infringing on two of its patents. Analysis of both patents in light of our current and former products/services is still underway. The last communication with representatives of BellSouth was on June 19, 2003. The ultimate outcome of these matters cannot presently be determined. Accordingly, the ultimate resolution of these matters could have a material adverse effect on our financial position, cash flow and results of operations.

Any litigation, regardless of our success, would probably be costly and require significant time and attention of our key management and technical personnel. Litigation could also force us to:

•	stop or delay selling or using products that use the challenged intellectual property;

•	pay damages for infringement;

•	obtain licenses, which may be unavailable on acceptable terms; or

•	redesign products or services that use the infringing technology.

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

Failure to timely improve our internal controls and procedures could harm our business and hamper management’s ability to report on the effectiveness of our internal controls.

In connection with the completion of its audit for the two years ended December 31, 2002, our independent auditors, Deloitte and Touche LLP (“D&T”), formally advised our management and the Audit Committee of our Board of Directors of certain deficiencies that exist in the design or operation of our internal accounting controls. These deficiencies were discussed in our Annual Report on Form 10-K and resulted in the restatement of the financial statements for the year ended December 31, 2001. Our independent accountants issued a material weakness letter under standards established by the American Institute of Certified Public Accountants (“AICPA”).

In the current year, these deficiencies contributed to a computational error in the calculation of compensation expense for options subject to variable accounting, resulting in a restatement of our 2003 quarterly financial results. Our independent auditors advised our management and the Audit Committee of our Board of Directors of certain deficiencies in the internal control structure for the year ended December 31, 2003, which, although not as significant as a material weakness, constitute a reportable condition in our internal control structure under standards established by the AICPA.

We have endeavored during 2003 to make improvements to our policies, procedures, systems and staff who have significant roles in internal control to address the internal control deficiencies identified by D&T, including the hiring of a new Chief Financial Officer and a new Corporate Controller. We intend to continue to improve and enhance the design of control processes, procedures and to upgrade staff to strengthen internal controls. If we are unable to improve our internal controls, our ability to report our financial results on a timely and accurate basis could be adversely affected which could have a substantial adverse effect on our ability to operate our business.

In addition, pursuant to Section 404 of Sarbanes-Oxley, we will be required to furnish an internal controls report of management’s assessment of the effectiveness of our internal controls as part of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Our auditors will be required to attest to, and report on, management’s assessment. In order to issue our report, our management must document both the design for our internal controls and the testing processes that support management’s evaluation and conclusion. Our management has begun the necessary processes and procedures for issuing its report on our internal controls. There can be no assurance, however, that we will be able to complete the work necessary for our management to issue its management report in a timely manner.

Item 2. PROPERTIES

Captaris is headquartered in Bellevue, Washington and has main offices in Tucson, Arizona, Portland, Oregon, Calgary, Canada, Sydney, Australia and European headquarters in Nieuwegein, Netherlands. The lease expired on our former 70,000 square foot headquarters location in Kirkland, Washington in January 2003. We relocated our corporate headquarters to new offices in Bellevue, Washington in February 2003. The new location consists of approximately 64,000 square feet of space under a lease that expires in February 2008, which includes 10,600 square feet of space subleased to Applied Voice and Speech Technologies, Inc. (“AVST”). Our other main offices include 14,000 square feet of leased space in Tucson, Arizona, 19,500 square feet of leased space in Portland, Oregon, 7,600 square feet of leased space in Calgary, Canada, 3,000 square feet of leased space in Sydney, Australia and 5,000 square feet of leased space in Nieuwegein, Netherlands. In addition, we have sales and support personnel in Germany, Hong Kong and Dubai.

We believe that these facilities are adequate to meet our current needs and that suitable additional or alternative space will be available, as needed, in the future on commercially reasonable terms.

Item 3. LEGAL PROCEEDINGS

One of the services provided by MediaTel Corporation (“MediaTel”), a wholly owned subsidiary of Captaris, was the transmission of facsimiles to travel industry participants on behalf of travel service providers. MediaTel held a license to use a database supplied by Northstar Travel Media that lists recipients for these facsimiles. All of the assets of MediaTel were sold to a subsidiary of PTEK Holdings, Inc. (“PTEK”) on September 1, 2003. On or about July 29, 2003, Travel 100 Group, Inc. (“Travel 100”) filed two lawsuits in Circuit Court in Cook County, Illinois, one against Mediterranean Shipping Company (“Mediterranean”) and another against The Melrose Hotel Company (“Melrose”). The complaints are substantially identical in form and allege violations of the Telephone Consumer Protection Act in connection with the receipt of facsimile advertisements that were transmitted by MediaTel. Each complaint seeks injunctive relief and unspecified damages and certification as a class action on behalf of Travel 100 and others similarly situated that received the facsimile advertisements.

MediaTel contracted with a third party to provide facsimile advertising services for Mediterranean. The third party, in turn, contracted with Mediterranean. Melrose contracted directly with MediaTel for transmission of the facsimiles. In its answer filed on September 23, 2003, Mediterranean named Captaris as a third-party defendant and asserted that to the extent that Mediterranean is liable, Captaris should be liable under theories of indemnification or contribution for any damages suffered by Mediterranean. Similarly, in its answer filed on October 14, 2003, Melrose named Captaris, as well as PTEK, as third-party defendants based on allegations of breach of contract and claims for contribution. In response to Mediterranean’s third-party complaint, Captaris filed its answer on November 3, 2003, denying the allegations filed by Mediterranean and further answering by way of affirmative defenses that to the extent Captaris is found liable for any damages allegedly suffered by plaintiffs or any third-party plaintiffs in this action, Captaris is entitled to indemnification and/or contribution from other non-parties to this action. Captaris filed a similar answer to Melrose’s complaint on November 20, 2003. The outcome of these matters, including the plaintiff’s success in achieving class certification, is uncertain.

The ultimate outcome of these matters, discussed above, cannot presently be determined. Accordingly, the ultimate resolution of these matters could have a material adverse effect on the Company’s financial position, cash flow and results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock is traded on The Nasdaq National Market under the symbol “CAPA.” As of December 31, 2003, there were approximately 155 shareholders of record of our common stock. The following table sets forth the high and low prices for the common stock for the periods indicated. In determining the high and low prices for the periods indicated, we used the high and low sales prices as reported by The Nasdaq National Market.

Quarterly Common Stock Price Ranges

	2003		2002
Quarter	High	Low	High	Low
1st	$3.47	$2.56	$3.98	$2.61
2nd	3.74	2.90	3.75	2.72
3rd	5.68	3.99	3.09	2.10
4th	7.40	5.44	2.59	1.50

Dividends

We have not paid any cash dividends on our common stock. We intend to retain any future earnings to fund the development and growth of our business, and therefore, we do not currently anticipate paying any cash dividends in the foreseeable future. Our line of credit precludes the payment of dividends without prior consent of the bank.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected historical financial data are derived from our audited historical financial statements. The consolidated balance sheet data as of December 31, 2003 and 2002 and the consolidated statement of operations data for the years ended December 31, 2003, 2002 and 2001 are derived from the audited historical financial statements and related notes that are included elsewhere in this report. The consolidated balance sheet data as of December 31, 2001, 2000 and 1999, and the consolidated statement of operations data for the years ended December 31, 2000 and 1999 are derived from the audited historical financial statements and related notes which are not included in this report. The information set forth below should be read in conjunction with our historical financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report. Historical results are not necessarily indicative of future results.

	Year Ended December 31,
(in thousands, except per share data)	2003	2002	2001	2000	1999
Consolidated Statement of Operations Data:
Net revenue	$83,286	$71,256	$69,321	$75,589	$102,860
Cost of revenue	25,494	27,080	26,066	23,972	33,650

Gross profit	57,792	44,176	43,255	51,617	69,210
Operating expenses:
Research and development	9,496	10,376	11,958	8,740	8,786
Selling, general and administrative	39,257	40,860	45,586	35,834	33,724
Amortization of intangible assets	275	942	4,951	1,516	1,608
Impairment of intangible assets	—	5,529	—	—	—
In-process research and development	—	—	1,900	—	—
Restructuring charges	423	2,034	1,042	—	867
Stock compensation expense (benefit)	2,269	(938)	1,126	—	—
Gain on sale of the CallXpress product line	(2,169)	—	—	—	—
Patent settlement with AudioFax	—	875	—	—	—

Total operating expenses	49,551	59,678	66,563	46,090	44,985

Operating income (loss)	8,241	(15,502)	(23,308)	5,527	24,225
Other income, net (1)	1,657	2,222	3,104	5,328	1,993

Income (loss) from continuing operations before income tax expense (benefit)	9,898	(13,280)	(20,204)	10,855	26,218
Income tax expense (benefit)	3,680	(6,036)	(6,838)	3,137	10,293

Income (loss) from continuing operations	6,218	(7,244)	(13,366)	7,718	15,925
Discontinued operations (2):
Income from operations of MediaLinq, net of income taxes	472	2,535	1,410	2,978	1,930
Gain on sale of MediaLinq, net of income taxes	5,843	—	—	—	—

Income from discontinued operations	6,315	2,535	1,410	2,978	1,930
Cumulative effect of change in accounting principle (3)	—	(2,695)	—	—	—

Net income (loss)	$12,533	$(7,404)	$(11,956)	$10,696	$17,855

Basic earnings per share:
Net income (loss) from continuing operations	$0.20	$(0.23)	$(0.41)	$0.25	$0.54
Net income from discontinued operations	0.21	0.08	0.04	0.10	0.06
Cumulative effect of change in accounting principle	—	(0.08)	—	—	—

Basic net income (loss) per share	$0.41	$(0.23)	$(0.37)	$0.35	$0.60

Diluted earnings per share:
Net income (loss) from continuing operations	$0.20	$(0.23)	$(0.41)	$0.24	$0.50
Net income from discontinued operations	0.20	0.08	0.04	0.09	0.06
Cumulative effect of change in accounting principle	—	(0.08)	—	—	—

Diluted net income (loss) per share	$0.40	$(0.23)	$(0.37)	$0.33	$0.56

Weighted average shares used in computation of:
Basic net income (loss) per share amounts	30,849	31,780	32,020	30,898	29,652
Diluted net income (loss) per share amounts	31,543	31,780	32,020	32,297	31,856

	December 31,
(in thousands)	2003	2002	2001	2000	1999
Consolidated Balance Sheet Data:
Cash, cash equivalents and total investments	$95,661	$73,089	$77,680	$88,423	$75,018
Restricted cash (4)	1,000	1,000	—	—	—
Working capital, including long-term investments available for sale	91,631	76,704	84,031	98,317	86,225
Total assets	144,755	121,277	137,838	130,244	121,709
Redeemable common stock (5)	3,000	—	—	—	—
Total shareholders’ equity	117,828	98,301	111,116	113,001	102,205

(1)	In the first quarter of 2000, a gain of $1,784,000 was realized from the sale of an equity investment in a competitor.
(2)	All periods presented reflect the reclassification of the MediaLinq division to discontinued operations. See Note 4 to the Consolidated Financial Statements.
(3)	In January 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Asset and recognized a transitional impairment loss as a cumulative change in accounting principle. See Note 8 to the Consolidated Financial Statements.
(4)	A cash deposit supports a $1.0 million letter of credit that serves as collateral pursuant to a lease agreement for our corporate headquarters. This collateral is required through February 29, 2008.
(5)	Relates to the Teamplate, Inc. purchase agreement, as described in Note 3 to the Consolidated Financial Statements.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements. These statements relate to future events or the Company’s future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms or other terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in the “Factors That May Affect Our Business, Future Operating Results, Financial Condition and Market Price of Our Stock” section included elsewhere in this report. These factors may cause the Company’s actual results to differ materially from any forward-looking statements. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by securities laws.

Overview

We are a provider of business information delivery solutions that integrate process and automate the flow of messages, data and documents primarily for medium and large-sized enterprises, which we consider to be enterprises with more than 100 employees. We produce a suite of products and services, in partnership with leading enterprise technology companies, delivered through a global distribution network in more than 40 countries. These products address the fax server, network fax, production fax, e-document delivery, enterprise fax, business process automation/workflow and mobile business markets, and are primarily distributed through independent distributors and value added resellers. Our products run on off-the-shelf server hardware, Windows NT, Windows 2000, Microsoft.NET and interface with a wide variety of telephony and computer equipment.

Our RightFax product line includes RightFax and RightFax Enterprise, our local area network (“LAN’) based fax server lines for Windows based operating systems, and the RightFax Production System, a high-volume production-oriented server that enables fax and other forms of electronic transmission for electronic commerce applications. These products automate the receipt and delivery of messages, data and documents within an organization and to and from customers, vendors and others outside the organization. According to published reports, we believe the fax and electronic documents market is approximately $250 million worldwide at wholesale.

Our RightFax product offering consists of software that we develop and a fax board provided by a manufacturer. We are reselling fax boards made by Brooktrout, Inc. and work closely with them to integrate technology development and minimize order intervals. We sell RightFax with fax boards from other manufacturers such as Intel/Dialogic, and we can use boards from either of these domestic manufacturers. Based on our revenue forecasts, we buy and hold inventory at our headquarters in Bellevue, Washington, and we closely monitor inventory turns and investment. With minor exceptions, all RightFax products are shipped from our Bellevue location.

We have software from third parties included in our RightFax software and we pay royalties to these companies. The software from other companies provides generic or non-strategic functionality and we have determined it was appropriate to license this software. Our total royalty expense was 1.1% of revenue in 2003.

We have an extensive services offering that is sold in conjunction with our RightFax products, which includes maintenance, support, professional services and solutions. All of these offerings are designed to help customers protect and extend their software investment.

The processing of unstructured information such as messages, data and documents, typically creates business process challenges in an organization. Our business process automation product, Teamplate, is a fully Microsoft.NET compliant workflow product that automates many intra-departmental, inter-departmental and inter-company processes with thorough rules logic and an intuitive interface. The market we are addressing is business process automation and based on published reports, we believe this market is approximately $1.1 billion to $1.5 billion worldwide. The suite of products includes Teamplate.NET full license, Teamplate Enterprise, Teamplate Solutions and Teamplate Wizards for popular Microsoft Office, SharePoint, Exchange and CMS software. In the Teamplate products, no hardware is included and we do not license any third party software. We are amortizing the capitalized cost of the Teamplate technology, and that amortized cost of approximately $143,000 per quarter is included in cost of revenue.

The mobility-oriented products, acquired from Infinite Technologies (“Infinite”) in 2001, add a key competitive differentiator to our document delivery and business process automation products by allowing customers to use our products to receive and access information from a wide variety of web-enabled devices.

We sell our products primarily through an indirect channel of resellers and distributors. We also sell through our enterprise sales force, and strategic partnerships, original equipment manufacturers (“OEM”) and private label agreements. We believe the use of multiple distribution channels that access many of the same potential customers increases the likelihood that our products will be sold to a particular customer.

We work with approximately 1,000 resellers and distributors, located throughout the world. These resellers and distributors sell and install our products, and they receive discounts primarily depending on the volume of sales achieved. Within our sales and marketing groups we dedicate significant energies monitoring, generating demand, providing market positioning and support for our resellers and distributors.

Utilizing the indirect channel approach provides several advantages, including minimizing the investment in offices and personnel in field locations, and applying greater resources to sales and implementation efforts. With a channel sales model, it is more difficult to track end user information and we have incomplete information on the number and locations of all end users utilizing our products.

The vast majority of product implementations are performed by our channel partners. However, in some instances customers want high-level installation and consulting services directly from us. We measure this part of our business on a margin basis and we expect to expand our professional services group as we identify additional service opportunities.

In early 2002, we purchased OfficeCom B.V. (“OfficeCom”), our former distributor in the Netherlands, and in October 2003, we purchased certain distribution rights from Axient Pty Limited (“Axient”), our former distributor in Australia and established our own distribution subsidiary in Australia. These acquisitions provide an operating and service base in our key international markets. The majority of our sales are made through the indirect channel and we expect our resellers and distributors will continue to provide the majority of sales.

In early 2003, we concluded our resources were spread across too many product lines and markets, and in mid-2003, we narrowed our focus to enterprise business information delivery solutions. We divested MediaLinq, our outsource e-document services division on September 1, 2003. Although this business unit was profitable, we were not satisfied with the sales and marketing synergy between the RightFax and MediaLinq products. We sold the MediaLinq division for $14.9 million in cash to Xpedite Systems, Inc. (“Xpedite”), a division of PTEK, Inc. Concurrent with the sale transaction, we also entered into license and reseller agreements with Xpedite, under which we will license our fax-to-mail technology to Xpedite in return for minimum compensation of $2.0 million over a three year period. For segment reporting purposes, MediaLinq’s operations were previously reported in the e-document services segment. In accordance with generally accepted accounting principles, MediaLinq’s results of operations, net of income taxes, have been reclassified to Discontinued Operations.

We also sold the CallXpress voice mail and unified messaging product line on September 29, 2003. We experienced declining CallXpress sales reflective of the depressed market for most telephony products, and the CallXpress product had a significantly lower margin than RightFax. We announced our intent to sell the CallXpress product line in July 2003. This announcement caused a further decline in CallXpress revenue as prospects delayed buying decisions. Coincident with the sale, we incurred restructuring costs of $423,000 primarily associated with terminating employees not retained by the buyer. We sold the CallXpress product line for $2.5 million to Applied Voice and Speech Technologies, Inc. (“AVST”). We have the opportunity to receive further payments of $1.0 million per year for each of the next three years depending on AVST’s success in achieving certain revenue targets. Since CallXpress was a product line and many activities were shared with the RightFax product line, the CallXpress product line results, including the gain on disposition, are included in our results from continuing operations.

At the same time as our decision to divest the CallXpress product line, we began negotiating an acceleration and conclusion of our OEM agreement with Cisco Systems, Inc. (“Cisco”). In October 2003, we reached agreement with Cisco and accordingly, Cisco paid us $12.0 million in the fourth quarter of 2003. Of that total, $11.9 million is reflected in license revenue, and the remaining $100,000 is for training and technical support which we will recognize as we provide these services in 2004 or when the commitment period expires.

We acquired Teamplate, Inc. (“Teamplate”) on September 30, 2003 to expand our business information delivery product offerings as an extension and complement to our existing RightFax product offering, and to further penetrate the business process automation market. In the fourth quarter of 2003, we rapidly integrated Teamplate into the existing operations of the company by combining functional organizations and centralizing the back office support. We place significant importance on retaining the Teamplate senior management team and executed an earn-out agreement with a minimum payment of $2.8 million over the 13 quarters following the acquisition provided that all the participants remain employed at Captaris.

We expect Teamplate revenue will grow faster than RightFax revenue. We expect to sell the Teamplate products both separately and with our RightFax and Infinite products. In the near term, we expect most Teamplate revenue will come through existing relationships in the Microsoft partners channel and from our enterprise sales group. Over time, we expect an increasing percentage of Teamplate revenue will come from Teamplate products sold into our existing customer base and by our distributors and resellers as they become more familiar with the Teamplate products.

Critical Accounting Policies

We believe you must take into account certain of our accounting policies to fully understand our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. Note that our preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

The Securities and Exchange Commission has defined a company’s most critical accounting policies as the policies that are the most important to the portrayal of the company’s financial condition and results of operations and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. On an ongoing basis, we evaluate our estimates used, including those related to the valuation of goodwill and other intangible assets, useful lives of intangible assets and equipment and leasehold improvements, inventory valuation allowances, revenue recognition, and the estimated allowances for sales returns and doubtful accounts. We base our estimates on historical experience, current conditions, and on various other assumptions that we believe to be reasonable under the circumstances. Our estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of our consolidated financial statements. We also follow other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Our most critical accounting policies relate to the following areas:

•	Revenue recognition;

•	Allowances for sales returns and doubtful accounts;

•	Valuation of inventory at lower of cost or market value;

•	Valuation of acquired businesses, assets and liabilities;

•	Valuation of long-lived and intangible assets and goodwill;

•	Useful lives of intangible assets, equipment and leasehold improvements; and

•	Contingencies

Revenue recognition. Our revenue recognition policies follow the guidelines of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended. These guidelines require that (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed or determinable; and (4) collection is reasonably assured before revenue can be recognized.

We sell products through resellers, original equipment manufacturers (“OEMs”), and other channel partners, as well as directly to end users. We recognize product revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. All software licenses are bundled with 30 days of telephone support. Revenue associated with this telephone support is not significant. Therefore we do not defer any revenue related to this telephone support, and we accrue the cost of providing this telephone support at the time the revenue is recognized. Whenever a software license, hardware, installation and post-contract customer support or “PCS” elements are combined into a package with a single bundled price, a portion of the sales price is allocated to each element of the bundled elements based on their respective fair values as determined when the individual elements are sold separately. Revenue from the license of software is recognized when the software has been shipped and the customer is obligated to pay for the software. Revenue for PCS is recognized on a straight-line basis over the service contract term, generally one to five years. PCS includes rights to unspecified upgrades and updates, when and if available, and bug fixes. Installation revenue is recognized when the product has been installed at the customer’s site and accepted by the customer. Recognition of revenue from software sold with installation services is recognized either when the software is shipped or when the installation services are completed, depending on our agreement with the customer and whether the installation services are integral to the functionality of the software. Consulting services are customarily billed at fixed rates, plus out-of-pocket expenses, and revenues are recognized when the consulting has been completed. However, if it is determined that a consulting engagement will be unprofitable, we recognize the loss at that time. Training revenue is recognized when the training is completed. In general, customers are granted a 30-day right of return for product sales. We accrue estimated product returns. When rights of return are present and we cannot estimate returns, we recognize revenue when customer acceptance occurs. Costs related to insignificant customer support obligations, which include telephone support, are accrued at the time the related revenue is recognized. Prior to our sale of the MediaLinq division, we recognized revenue from document delivery services when services were provided. Revenue related to our OEM agreement with Cisco Systems, Inc. (“Cisco”) was recognized when cash payments were received and all services had been performed.

Allowance for sales return. We must make estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends, changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns in any accounting period. It is possible that these estimates will change in the future or that the actual amounts could vary from our estimates and result in reductions to recognized revenue.

Allowance for doubtful accounts. We must estimate the uncollectibility of our accounts receivable. We analyze historical bad debts, the aging of customer accounts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. Material differences may result in the amount and timing of our bad debt expenses for any period, if we made different judgments or utilized different estimates.

Valuation of inventory at lower of cost or market value. Due to rapid changes in technology, it is possible that older products in inventory may become obsolete or that we may sell these products below cost. When we determine that the carrying value of inventories is not recoverable, we write down inventories to market value. If actual market conditions are less favorable than we project, inventory write-downs may be required, and this may have a material adverse effect on our financial results.

Valuation of acquired businesses, assets, and liabilities. Our business acquisitions typically result in recording goodwill and other intangible assets, which may affect the amount of future period amortization expense and impairment charges that we will incur. The determination of the fair value of such intangible assets and goodwill is a critical and complex consideration that involves significant assumptions and estimates. These assumptions and estimates are based on our best judgments and could materially affect our financial condition and results of operations.

Impairment of goodwill. We assess impairment at least annually for goodwill, or when indicators of impairment exist. We perform our annual assessment during the first quarter of our fiscal year. Our judgments regarding the existence of impairment indicators include our assessment of the impacts of legal factors, market and economic conditions; the results of our operational performance, and strategic plans; competition and market share; and any potential for the sale or disposal of a significant portion of our principal operations. If we conclude that indicators of impairment exist, we then assess the fair value of goodwill. The valuation process provides an estimate of a fair value of goodwill using a discounted cash flow model and includes many assumptions and estimates. Once the valuation is determined, we will write down goodwill to its determined fair value, if necessary. Any write-down could have a material adverse effect on our financial condition and results of operations.

Impairment of equipment and leasehold improvements, long-lived assets and other intangible assets. We periodically review long-lived assets, other intangibles and product lines that we are more likely than not to sell or otherwise dispose of before the end of the asset’s previously estimated useful life for impairment. We assess the impairment of these assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our long-lived assets, other intangibles and reporting segments. Future events could cause us to conclude that impairment indicators exist and that certain assets are impaired resulting in a material write-down of assets to the then-determined fair value. When we determine that indicators of impairment exist, we then assess the fair value of these assets. The valuation process provides an estimate of a fair value of these assets using a discounted cash flow model and includes many assumptions and estimates. Once the valuation is determined, we will write down these assets to their determined fair value. Any write-down could have a material adverse effect on our financial condition and results of operations.

Useful lives of equipment, leasehold improvements and intangible assets. Equipment and leasehold improvements, identifiable intangible assets and certain other long-lived assets are amortized over their useful lives. Useful lives for equipment and leasehold improvements are based on our estimates of the period that the equipment or leasehold improvement will be used. Useful lives for intangible assets are based on our estimates of the period that the intangible assets will generate revenue. Changes in useful lives could have a material effect on our financial condition and results of operations.

Contingencies. We are periodically involved in litigation or claims, including patent infringement claims, in the normal course of our business. We follow the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, to record litigation or claim-related expenses. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. We accrue for settlements when the outcome is probable and the amount or range of the settlement can be reasonably estimated. In addition to our judgments and use of estimates, there are inherent uncertainties surrounding litigation and claims that could result in actual settlement amounts that differ materially from estimates. We expense our legal costs associated with these matters at the time incurred.

Consolidated Results of Operations

The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain items in our consolidated statements of operations.

	Year Ended December 31,
	2003	2002	2001
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	30.6	38.0	37.6

Gross profit	69.4	62.0	62.4

Operating expenses:
Research and development	11.4	14.6	17.3
Selling, general and administrative	47.1	57.3	65.8
Amortization of intangible assets	0.4	1.3	7.1
Impairment of intangible assets	—	7.8	—
In-process research and development	—	—	2.7
Restructuring charges	0.5	2.9	1.5
Stock compensation expense (benefit)	2.7	(1.3)	1.6
Gain on sale of CallXpress product line	(2.6)	—	—
Patent settlement with AudioFax	—	1.2	—

Total operating expenses	59.5	83.8	96.0

Operating income (loss)	9.9	(21.8)	(33.6)
Other income, net	2.0	3.1	4.5

Income (loss) from continuing operations before income tax expense (benefit)	11.9	(18.7)	(29.1)
Income tax expense (benefit)	4.4	(8.6)	(9.9)

Income (loss) from continuing operations	7.5	(10.1)	(19.2)
Income from discontinued operations	7.5	3.5	2.0

Income (loss) before cumulative effect of change in accounting principle	15.0	(6.6)	(17.2)
Cumulative effect of change in accounting principle	—	(3.8)	—

Net income (loss)	15.0%	(10.4)%	(17.2)%

Net Revenue

We derive net revenue primarily from licensing software as well as follow-on sales of add-on software modules and the sale of maintenance and support agreements. We continue to distribute fax boards with a significant number of our software product sales for which we receive a margin significantly less than the margin on our software products.

	2003	Percent Change from 2002	2002	Percent Change from 2001	2001
	(in thousands)
Net Revenue:
RightFax product line	$63,675	16.0%	$54,884	3.7%	$52,914
Cisco OEM agreement	11,900	257.0	3,333	—	—
CallXpress product line	6,876	(47.3)	13,039	(20.5)	16,407
Teamplate product line	835	—	—	—	—

Net revenue	$83,286	16.9%	$71,256	2.8%	$69,321

Years ended December 31, 2003 and 2002. The $12.0 million increase in net revenue in 2003 compared to 2002 is primarily attributable to increased revenue from the RightFax product line, additional revenue from acceleration of an OEM agreement with Cisco and revenue from the Teamplate product line, which we acquired on September 30, 2003. The increase in revenue was partially offset by divesting the CallXpress product line on September 29, 2003. The decline in CallXpress revenue for the first nine months of 2003 compared to 2002 was primarily due to challenging competitive conditions and the announcement in July 2003 of our intent to sell the CallXpress product line. Excluding revenue from the CallXpress product line and revenue from the OEM agreement with Cisco, net revenue for 2003 increased 17.5% or $9.6 million from 2002. This increase is primarily attributable to increased demand for our RightFax products. Revenue growth from the RightFax product line was much stronger in the second half of 2003 which we believe reflects the benefit of narrowing our sales and marketing focus to business information delivery. International revenue from the RightFax product line represented 17.0% of total net revenue for 2003 compared to 16.2% for 2002. The increase in revenue from our international regions is due to our continued investment and expansion into international markets. In August 2002, we acquired our long time distributor in the Netherlands and in October 2003, we acquired certain distribution rights from Axient Pty Limited in Australia. During 2003, we received a full twelve months of revenue from our operations in the Netherlands and two months of revenue from our operations in Australia compared to receiving only five months of revenue from our Netherlands operations in 2002. Teamplate, our business process automation product line contributed net revenue of $835,000 during the fourth quarter of 2003. We anticipate that revenue from the RightFax product line will grow at approximately the same percentage in 2004 and Teamplate product lines will grow more rapidly than the RightFax product line. Historically, our business experiences seasonality with a sequential decline in revenue during the first quarter compared to the fourth quarter of the prior year, and our fourth quarter revenue tends to be the largest quarter for revenue during the year. We anticipate this pattern again in 2004.

In October 2003, we reached an agreement with Cisco to accelerate the conclusion of our OEM agreement announced in January 2002. Pursuant to the agreement, Cisco agreed to pay us $12.0 million as payment in full of all remaining unpaid aggregate license fees. In return, we agreed to provide a maximum of 320 hours of support and training services for a period not to exceed twelve months. As a result of this agreement, we recognized revenue of $11.9 million in 2003, compared to revenue of $3.3 million in 2002. We deferred the recognition of approximately $100,000 of the $12.0 million payment related to support and training services. This revenue will be recognized as we provide support and training services over the next nine months.

Years ended December 31, 2002 and 2001. The $1.9 million increase in net revenue in 2002 compared to 2001 is primarily attributable to increased revenue from the RightFax product line and revenue from an OEM agreement with Cisco consummated in January 2002, offset by lower revenue from the CallXpress and mobile business solutions products. Excluding revenue from the CallXpress product line and $3.3 million in revenue from the OEM agreement with Cisco, net revenue for 2002 increased 3.7% or $2.0 million from 2001. This increase is primarily attributable to our RightFax product line, offset by a $900,000 decrease in revenue from mobile business solutions products. Revenue from the RightFax product line was $54.9 million in 2002, an increase of 3.7% from 2001. The increase in RightFax revenue in 2002 was driven by an increase in maintenance revenue as we continued to expand our installed base of customers, partially offset by a decrease in sales of software and distributed circuit boards. The decrease in revenue from mobile business solutions products was due to uncertainty in this emerging market and switching our focus of this product line from a stand-alone product line to one sold exclusively as an add-on to our RightFax products.

Gross Profit

Gross profit is calculated as the selling price of our products, net of estimated returns, less cost of revenue. Cost of revenue includes manufacturing and distribution costs for products and programs sold, royalties for licensed products, amortization of acquired technology, product warranty costs, operation costs related to product support and costs associated with the delivery of professional services.

	2003	Percent Change from 2002	2002	Percent Change from 2001	2001
	(in thousands)
Gross profit	$57,792	30.8%	$44,176	2.1%	$43,255
Percentage of revenue	69.4%		62.0%		62.4%

Years ended December 31, 2003 and 2002. The increase in gross profit for 2003 compared to 2002 is primarily attributable to an $8.6 million increase in revenue from the OEM agreement with Cisco in 2003 compared to 2002, as noted above. Realization of revenue from the Cisco OEM agreement has a material impact on our gross profit, as cost of revenue related to this agreement is insignificant. In addition to the contribution from the OEM agreement with Cisco, exiting the lower margin CallXpress product line in September 2003 and a higher RightFax sales volume also contributed to the increase in gross profit. Excluding gross profit from the Cisco OEM agreement, gross profit increased 12.4% to $45.9 million in 2003 from $40.8 million in 2002. As a percentage of revenue, gross profit was 64.3% in 2003, compared to 60.1% in 2002 due to a higher sales volume from the RightFax product line in conjunction with less sales volume from the lower margin CallXpress product line. This increase in gross profit percentage was offset by amortization of technology intangibles related to the Teamplate product line included in cost of revenue and an increase in the percent of revenue attributable to hardware products which are sold at significantly lower gross profit margins than software products. We anticipate that future gross profit, as a percentage of revenue, will be consistent with 2003, excluding the impact of the Cisco OEM agreement and the CallXpress product line.

Years ended December 31, 2002 and 2001. In 2002, gross profit increased compared to 2001. However, the gross profit as a percentage of revenue was negatively impacted by write-downs of inventory that resulted from excess inventory brought on by earlier than expected adoption of newer voice and fax board versions. Excluding gross profit from the OEM agreement with Cisco, gross profit decreased 5.6% to $40.8 million in 2002 from $43.2 million in 2001. As a percentage of revenue, gross profit decreased to 60.19% in 2002 compared to 62.4% in 2001, primarily due to the inventory write-downs noted above. In 2002, we also recognized $112,000 in severance expense in cost of revenue related to a voluntary layoff program announced in October 2002.

Research and Development

Research and development expenses consist primarily of salaries and benefits and related expenses for developers, product managers, quality assurance personnel and payments to outside contractors for programming services.

	2003	Percent Change from 2002	2002	Percent Change from 2001	2001
	(in thousands)
Research and development	$9,496	(8.5)%	$10,376	(13.2)%	$11,958
Percentage of revenue	11.4%		14.6%		17.3%

Years ended December 31, 2003 and 2002. The decrease in research and development expenses in 2003 compared to 2002 is due to a decrease in staffing costs as a result of having fewer employees in 2003 compared to 2002. In addition, the research and development expenses for 2002 included a reversal of a performance incentive arrangement of approximately $700,000. We expect research and development expenses to increase in 2004 as we invest further in the combined RightFax and Teamplate product line. However, as a percentage of revenue, we expect research and development expenses to be consistent with 2003.

Years ended December 31, 2002 and 2001. The decrease in research and development expenses in 2002 compared to 2001 is due to our efforts to control costs and reduce investment in our mobile business solutions offerings and the reversal of a $700,000 charge related to the settlement of an accrual in 2001 associated with an earn-out provision from the Infinite Technologies acquisition. In 2002, it became apparent that the mobile business solutions market was not developing at the pace originally anticipated. Accordingly, we reduced our spending in this area. In 2002, we recognized $199,000 in severance expense in research and development related to a voluntary layoff program announced in October 2002.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries and benefits and related expenses for sales, marketing, business development, customer service, finance, administrative and information technology personnel, as well as advertising and marketing expenses. In addition, selling, general and administrative expenses include legal, accounting and other professional fees.

	2003	Percent Change from 2002	2002	Percent Change from 2001	2001
	(in thousands)
Selling, general and administrative	$39,257	(3.9)%	$40,860	(10.4)%	$45,586
Percentage of revenue	47.1%		57.3%		65.8%

Years ended December 31, 2003 and 2002. The decrease in selling, general and administrative expenses in 2003 compared to 2002 is primarily attributable to lower staffing costs resulting from a reduction in our workforce during 2002 and 2003, offset by severance expenses in 2003 and further offset by additional incentive compensation awards related to the increase in revenue in 2003 compared to 2002. Approximately $624,000 of severance expense was incurred in 2003 in connection with the termination of several former management level employees. We expect selling, general and administrative expenses to decrease in absolute dollars as well as a percentage of revenue in 2004 compared to 2003. As a December 31 fiscal year end company, we expect to incur significant costs to comply with the Sarbanes-Oxley Act of 2002. For 2004, we estimate the cost of this compliance to be in the range of $300,000 to $500,000 for third party consultants in addition to significant internal costs.

Years ended December 31, 2002 and 2001. Significant additional selling, general and administrative costs were incurred in 2001 as a result of the launch of our mobile business solutions initiative, significant corporate branding efforts and additional headcount resulting from the acquisition of Infinite Technologies. The reduction in 2002 reflects our initiative to control costs driven primarily by a significant reduction in headcount. In 2002, we recognized $359,000 of severance expense in selling, general and administrative related to a voluntary layoff program announced in October 2002.

Amortization of Intangible Assets

Amortization of intangible assets is a result of the acquisitions of Teamplate and Infinite Technologies, in addition to amortization expense associated with two nonexclusive license agreements with Syntellect and AudioFax. Amortization expense for the license agreements and core technology is recorded in cost of revenue and was $377,000, $260,000 and $210,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Amortization expense recorded in operating expenses was $275,000, $942,000 and $4,951,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Based on the current amount of intangible assets subject to amortization, we estimate amortization expense for the next five years as follows: $1.2 million for 2004 and $1.1 million in each of the years 2005 through 2007, and $773,000 for 2008. See additional discussion of amortization expense in Patent Settlement with AudioFax, discussed below.

Impairment of Intangible Assets

On January 1, 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 prescribes one accounting model for long-lived assets and requires these assets to be measured at the lower of book value or fair value. In the second quarter of 2002, we engaged an independent valuation firm to provide an estimated fair value of each of our intangible long-lived assets using a discounted cash flow model. The determination of fair value is a critical and complex consideration when assessing impairment under SFAS No. 144 that involves significant assumptions and estimates. These assumptions and estimates were based on our best judgments. As a result, we determined that certain intangible assets acquired from Infinite Technologies in January 2001 were impaired. Accordingly, we recorded an impairment charge of $5.5 million for the mobile delivery reporting unit in the second quarter of 2002. This impairment charge consisted of a write-down of core technology of approximately $2.4 million, a write-down of customer base and marketing channel of approximately $2.2 million and a write-down of tradename of approximately $849,000.

In-Process Research and Development

In the first quarter of 2001, we recorded a charge of $1.9 million for acquired in-process research and development related to the acquisition of Infinite Technologies.

Restructuring Charges

In September 2003, in conjunction with the sale of our CallXpress product line, we recorded a restructure charge of approximately $423,000 for severance and related benefits for terminated employees associated with CallXpress. All costs associated with this restructuring were paid as of December 31, 2003.

In January 2002, we announced a reduction of our workforce, affecting approximately 90 employees, or 18% of the total Company workforce. This reduction in force resulted in the recognition of a restructuring charge recorded in continuing operations of $2.0 million related to severance, impairment of certain assets and non-cancelable lease obligations, and a restructuring charge recorded in discontinued operations of $100,000 related to severance. All costs associated with this reduction in force were paid as of December 31, 2002.

During the first quarter of 2001, we recorded a restructuring charge of $1.0 million related primarily to the consolidation of our Tucson, Arizona and Kirkland, Washington operations, which amount was fully paid by December 31, 2001.

Stock Compensation Expense (Benefit)

During the second quarter of 2001, we offered a limited non-compulsory exchange of employee stock options on a less than one-for-one basis. The exchange (which closed on July 10, 2001) resulted in the voluntary cancellation of employee stock options to purchase 3,135,720 shares of our common stock with varying exercise prices greater than $10.00 per share in exchange for 1,286,790 employee stock options with an exercise price of $2.11. The option exchange offer resulted in variable accounting treatment for a total of 1,993,250 options, representing the 1,286,790 new options granted in the exchange as well as all employee options modified during the year. Variable accounting treatment will result in charges or credits recorded to stock based compensation, depending on fluctuations in quoted prices for our common stock and the number of stock options subject to variable accounting, neither of which can be predicted. At December 31, 2003, 2002 and 2001, we had 266,342, 1,370,779, and 1,783,132 options to purchase common stock subject to variable accounting. In 2003, we recorded a total charge for stock compensation expense of $3.1 million consisting of a charge to continuing operations of $2.3 million and a charge to discontinued operations of $863,000. In 2002, we recorded a total benefit for stock compensation expense of $1.2 million, consisting of a benefit to continuing operations of $938,000 and a benefit to discontinued operations of $213,000. In 2001, we recorded a total charge for stock compensation expense of $1.4 million, consisting of a charge to continuing operations of $1.1 million and a charge to discontinued operations of $273,000.

We expect to record stock compensation charges or benefits in future quarters for the options outstanding subject to variable accounting. The amount of these charges or benefits will depend on our stock price and the number of stock options subject to variable accounting that are outstanding during each quarter, neither of which can be predicted. These charges or benefits could have a material impact on our reported financial results in a particular quarter or for the year.

Gain on Sale of the CallXpress Product Line

On September 29, 2003, we sold our CallXpress product line. We recognized a gain on the sale of CallXpress of approximately $2.2 million before taxes in the year ended December 31, 2003. See Note 5 to the consolidated financial statements.

Patent Settlement with AudioFax

In April 2002, we entered into a nonexclusive license agreement with AudioFax IP LLC, settling a patent infringement suit filed by AudioFax on November 30, 2001. We paid a one-time fee to license the technology until the patents expire in 2008 and 2011. In the first quarter of 2002, we recorded a charge of $875,000, reflecting our assessment of the fair value of the portion of the license fee that related to prior years. We capitalized the balance of the license fee, and it is being amortized over the remaining life of the licensor’s patents. Amortization expense related to this license was $90,000 and $67,000 for the years ended December 31, 2003 and 2002, respectively, and is recorded in cost of revenue.

Other Income, Net

Other income, net, consists primarily of investment income and foreign currency transaction gains and losses. For the years ended December 31, 2003, 2002 and 2001, other income decreased from $3.1 million in 2001 to $2.2 million in 2002 and to $1.7 in 2003. The decline in other income reflects the decrease in interest rates on invested funds for each of these periods. Assuming interest rates remain at recent levels, we expect interest income to further decline, as rates on maturing investments are greater than rates currently available.

Income Tax Expense (Benefit)

The effective income tax rates on income and losses from continuing operations in 2003, 2002 and 2001 were 37.2%, 45.5% and 33.8%, respectively. We recognized income tax expense on income from continuing operations of $3.7 million in 2003 and an income tax benefit on loss from continuing operations of $6.0 million in 2002 and $6.8 million in 2001. Our effective income tax rate is based on a combination of our estimated combined statutory federal and state income tax rates. Our effective tax rate increased in 2003 and 2002 primarily due to no longer amortizing nondeductible goodwill as a result of our adoption of SFAS No. 142, Goodwill and Other Intangible Assets, in January 2002. Further, the effective tax benefit in 2001 was reduced by the in-process research and development expense in 2001 which was not deductible for tax purposes. We anticipate the effective tax rate for 2004 to be generally consistent with the effective tax rate for 2003. See Note 17 to the consolidated financial statements.

Discontinued Operations

On September 1, 2003, we completed the sale of our MediaLinq division. As such, MediaLinq’s results of operations have been reclassified as discontinued operations. We also recognized a gain of approximately $5.8 million, net of income taxes of $3.8 million, which is reported as gain on sale under discontinued operations. Under the terms of the agreement, Captaris received $14.9 million in cash. See Note 4 to the Consolidated Financial Statements.

Cumulative Effect of Change in Accounting Principle

In January 2002, in accordance with the adoption of SFAS No. 142, we engaged an independent valuation firm to assist us in assessing the fair value of goodwill recorded on our books as of January 1, 2002. The valuation process provided a fair value of goodwill using a discounted cash flow model that also considered factors such as market capitalization and estimated values of certain assets. The determination of fair value is a critical and complex consideration when assessing impairment under SFAS No. 142 that involves significant assumptions and estimates. These assumptions and estimates were based on our best judgments, and we recorded a transitional impairment charge in the first quarter of 2002 for a portion of the goodwill in our mobile business solutions reporting unit. This transitional impairment charge was approximately $2.7 million, and the effect of adopting SFAS No. 142 is reported as a cumulative effect of change in accounting principle for the year ended December 31, 2002.

Liquidity and Capital Resources

Our principal source of liquidity is our cash and cash equivalents, short-term investments held for sale and long-term investments held for sale. At December 31, 2003, cash and cash equivalents and investment balances totaled $95.7 million, compared to $73.1 million at December 31, 2002 and $77.7 million at December 31, 2001. Our portfolio consists primarily of money market funds and U.S. government agency securities.

The $22.6 million increase in cash and investments during 2003 was primarily due to cash generated from operations of $13.4 million, proceeds from the sale of our MediaLinq division of $14.9 million, proceeds from the sale of our CallXpress product line of $2.5 million and proceeds of $6.1 million from the issuance of shares of common stock through our employee stock option plans. The increase in cash and investments was offset by using $8.1 million to acquire Teamplate, using $3.1 million to purchase equipment and leasehold improvements, and using $3.1 million to repurchase shares of common stock as part of our stock repurchase plan. The acceleration of the OEM agreement with Cisco provided $12.0 million in operating cash during the fourth quarter of 2003. Cash provided by operating activities in 2002 was $5.6 million, including $2.5 million of payments from Cisco. Excluding the cash from the Cisco transaction, cash provided by operating activities was $1.4 million in 2003 compared to $3.1 million in 2002. This decrease in cash provided by operating activities during 2003 compared to 2002 was due primarily to income tax payments paid in 2003, to the Company realizing net income in 2003 compared to a net loss in 2002, and a reduction in accounts payable and other accrued liabilities in 2003.

In addition to cash and investment balances, we have a $4.0 million unsecured revolving line of credit, $2.0 million reserved for unsecured borrowings and $2.0 million reserved for letters of credit. As of December 31, 2003, we have utilized $1.0 million of our letter of credit capacity in conjunction with our corporate headquarters lease. We have placed $1.0 million in a restricted certificate of deposit with the bank that supports the letter of credit. We did not borrow under our line of credit during the years ended December 31, 2003 and 2002. The line expires in August 2004 and contains certain financial covenants and restrictions as to various matters, including restrictions on our ability to pay cash dividends without the bank’s prior approval. We are currently in compliance with such financial covenants and restrictions. Borrowings under the line of credit bear interest at the bank’s prime rate or, at our option, at the one-, two-, three- or six-month LIBOR rate plus 1.50%.

We have no long-term commitments to purchase inventory or fixed assets. We believe existing cash and short-term investments together with funds generated from operations will be sufficient to meet our anticipated working capital needs and capital expenditure needs for the next 12 months and the foreseeable future.

Contractual Obligations, Commercial Commitments and Indemnifications

We have operating leases for all of our offices and certain equipment. Rental expense for operating leases was $2.3 million, $3.1 million and $3.0 million in 2003, 2002 and 2001, respectively.

The following table summarizes our contractual obligations and estimated commercial commitments as of December 31, 2003 and the effect such obligations are expected to have on liquidity in future periods:

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$4,614	$1,343	$2,292	$979	$—

Purchase obligations:
Redeemable common stock [1]	3,000	3,000	—	—	—
Teamplate earn-out agreement[2]	2,600	600	2,000	—	—
Inventory purchase commitments	347	347	—	—	—

Total contractual obligations and estimated commercial commitments	$10,561	$5,290	$4,292	$979	$—

Notes:

1.	Relates to the Teamplate purchase agreement, as described in Note 3 and Note 11 to the Consolidated Financial Statements.
2.	As part of an incentive program to the five founders of Teamplate, who comprise its current management team, the founders will earn a minimum of $2.8 million and, if the business plan for the combination achieves certain quarterly revenue-based performance targets, up to a maximum of $8.3 million over a thirteen quarter period, commencing with the quarter ended December 31, 2003. For quarters in 2003 and 2004, the earnout amount at target is $300,000, the minimum earnout amount is $150,000 and the maximum earnout amount is $450,000. For quarters in 2005 and 2006, the earnout amount at target is $500,000, the minimum earnout amount is $250,000 and the maximum earnout amount is $750,000. Payments in excess of the minimum earnout amounts will be paid if at least 70% of the applicable revenue target is achieved, with each percentage point in excess of 70% up to 100% being valued at $5,000, for the quarters in 2004, and at $8,333, for the quarters in 2005 and 2006. If more than 100% of the revenue target is achieved, the earnout amount for the applicable quarter will equal the target earnout amount plus 10% of the amount by which revenue exceeded the revenue target, up to the maximum earnout amount. The minimum earnout payments will accelerate and become due and payable (a) with respect to all of the founders, if Captaris terminates the employment of three or more of the founders without cause or (b) with respect to an individual founder, if the founder is terminated by Captaris for any reason other than cause. If a founder voluntarily resigns or is terminated by Captaris for cause, the founder will forfeit his remaining earnout opportunity. If Captaris undergoes a change of control, and the earnout payments will no longer be paid, the remaining target earnout payments will accelerate and become due and payable. For the quarter ended December 31, 2003, compensation expense related to this incentive program was $300,000.

In addition to the contractual payments disclosed above, we have made or will make the following cash disbursements:

•	Estimated income tax payments of approximately $2,785,000 in March 2004 and $55,600 in April 2004, respectively.

•	Bonus payments of $585,000 and $1.2 million in January 2004 and March 2004, respectively.

•	Severance payments of $318,000 in January 2004.

•	401(k) employer matching contribution of $249,000 in February 2004.

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We evaluate estimated losses for such indemnifications under SFAS No. 5, Accounting for Contingencies, as interpreted by Financial Accounting Standards Board Interpretation (“FIN”) No. 45. We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. To date, we have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such indemnifications in our financial statements.

We periodically receive letters and other communications from third parties asserting patent rights and requesting royalty payments, and will probably receive additional claims in the future. For example, over the past six years, we have been involved in intermittent communications with Avaya, which was spun off from Lucent Technologies in 2001. Over this period of time, Lucent/Avaya asserted that we were infringing on their patents or technology, eventually identifying 10 patents as including claims that allegedly cover our current or former products and/or services. Several communications and meetings between us and Lucent/Avaya have occurred. We have also been in communication with BellSouth since December of 2001, at which time BellSouth asserted that we were infringing on two of its patents. Analysis of both patents in light of our current and former products/services is still underway. The last communication with representatives of BellSouth was on June 19, 2003. The ultimate outcome of these matters cannot presently be determined. Accordingly, the ultimate resolution of these matters could have a material adverse effect on our financial position, cash flow and results of operations.

Stock Repurchase Plan

Pursuant a stock repurchase plan approved by our Board of Directors, we repurchased $3.1 million, $3.4 million and $1.2 million of our common stock in 2003, 2002 and 2001, respectively.

During the fourth quarter of 2003, we repurchased 487,997 shares of our common stock at an average price of $5.98 per share, totaling $2.9 million and during the first quarter of 2004, we repurchased 423,700 shares of our common stock at an average price of $5.80 per share, totaling $2.5 million under our previously announced stock repurchase program. Approximately $9.5 million remains available under the plan to repurchase shares. We may repurchase shares in the future subject to open trading windows, overall market conditions, stock prices and our cash position and requirements going forward.

New Accounting Pronouncements

In July 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 03-5, Applicability of AICPA Statement of Position (“SOP”) No. 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software. This EITF addresses the application of the provisions of SOP No. 97-2 to arrangements containing software and non-software deliverables where the software is more than incidental to the products and services as a whole. The adoption of EITF No. 03-5 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how we would classify and measure financial instruments with characteristics of both liabilities and equity and requires us to classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset, in some circumstances). SFAS No. 150 also revises the definition of a liability to encompass obligations that we can or must settle by issuing equity shares, depending on the nature of the relationship established between us and a holder of our stock. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for certain contracts entered into or modified by the Company after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, and in December 2003, issued a revision to that interpretation, FIN No. 46R. FIN No. 46R replaces FIN No. 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (“VIE”) is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN No. 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. Certain of the disclosure requirements prescribed by FIN No. 46R apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this interpretation did not have a material impact on our financial statements.

In November 2002, the EITF published its consensus on EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We adopted EITF No. 00-21 on July 1, 2003. The adoption of EITF No. 00-21 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN No. 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken. In addition, FIN No. 45 requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. In general, FIN No. 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, liability or equity security of the guaranteed party. The initial recognition and measurement provisions of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements of interim and annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates, each of which could adversely affect the value of the Company’s investments. The Company does not currently use derivative financial instruments.

Interest rate risk:

The Company maintains an investment portfolio consisting primarily of investment grade interest bearing securities. These securities are classified as “available for sale” securities. The interest bearing securities in our portfolio are subject to interest rate risk and will fall in value if market interest rates increase. A decrease of 10% in the average interest rate would have resulted in a decrease of approximately $135,000 in our interest income for 2003.

Investment risk:

If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2003, the decline in the fair value of the portfolio would not be material. Because the Company has the ability to hold its fixed income investments until maturity, it does not expect its operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on its securities portfolio. Cash available for reinvestment, however, may be invested in lower interest rate securities.

Foreign currency risk:

Currently, substantially all of our revenue is denominated in U.S. dollars. We price our international sales to the United Kingdom in U.K. pounds sterling, to Canada in Canadian dollars, to Australia in Australian dollars, and to participating European Community countries in Euros. Increases in the value of the dollar against any local currencies could cause our products to become relatively more expensive to customers in a particular country or region, leading to reduced revenue or profitability in that country or region. As we continue to expand our international operations, we expect our non-U.S.-dollar-denominated revenue and our exposure to gains and losses on international currency transactions to increase. We do not currently engage in transactions to hedge against the risk of currency fluctuations, but we may do so in the future.

In addition, we are exposed to foreign currency translation fluctuations associated with our assets and liabilities denominated in Australian dollars, Canadian dollars, the Euro and United Kingdom pounds sterling. The objective in managing these foreign currency translation exposures is to minimize the risk through minimizing the level of activity and financial instruments denominated in those currencies. Our foreign currency financial instruments primarily consist of cash, trade receivables, trade payables, accrued expenses and intercompany loans.

For an entity with various financial instruments denominated in a foreign currency in a net asset position, an increase in the exchange rate would result in less net assets when converted to U.S. dollars. Conversely, for an entity with various financial instruments denominated in a foreign currency in a net liability position, a decrease in the exchange rate would result in more net liabilities when converted to U.S. dollars.

Historically, we have not hedged our translation risks on these currencies. We have the ability to hold our foreign-currency denominated assets indefinitely and do not expect that a sudden or significant change in foreign exchange rates would have a material impact on future net income or cash flows.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Captaris, Inc.

Bellevue, Washington

We have audited the accompanying consolidated balance sheets of Captaris, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Captaris, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1—“Goodwill”, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

As discussed in Note 1—“Stock-Based Compensation”, the Company has restated its 2002 and 2001 pro forma net loss and net loss per share disclosures.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

March 19, 2004

CAPTARIS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2003	2002
ASSETS

Current assets:
Cash and cash equivalents	$41,896	$21,971
Short-term investments, available for sale	28,081	30,519
Accounts receivable, less allowances of $1,805 and $2,607	13,638	17,811
Inventories	1,973	2,928
Prepaid expenses and other	2,516	1,544
Deferred tax assets and income tax receivable	1,770	4,308

Total current assets	89,874	79,081
Long-term investments, available for sale	25,684	20,599
Restricted cash	1,000	1,000
Equipment and leasehold improvements, net	4,605	7,595
Intangible and other assets, net	6,705	2,480
Goodwill	15,541	8,976
Deferred income taxes	1,346	1,546

Total assets	$144,755	$121,277

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,875	$7,204
Accrued compensation and benefits	4,403	4,186
Other accrued liabilities	1,393	3,401
Income taxes payable	2,999	—
Deferred revenue	10,257	8,185

Total current liabilities	23,927	22,976

Commitments and contingencies (Notes 15 and 19)

Redeemable common stock (Note 11)	3,000	—

Shareholders’ equity:
Preferred stock, par value $0.01 per share, 2,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 120,000 shares authorized; 32,358 and 30,218 issued and outstanding, respectively	318	302
Additional paid-in capital	67,453	60,539
Retained earnings	49,681	37,148
Accumulated other comprehensive income	376	312

Total shareholders’ equity	117,828	98,301

Total liabilities and shareholders’ equity	$144,755	$121,277

See the accompanying notes to these consolidated financial statements.

CAPTARIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Net revenue	$83,286	$71,256	$69,321
Cost of revenue	25,494	27,080	26,066

Gross profit	57,792	44,176	43,255
Operating expenses:
Research and development	9,496	10,376	11,958
Selling, general and administrative	39,257	40,860	45,586
Amortization of intangible assets (Note 9)	275	942	4,951
Impairment of intangible assets (Note 9)	—	5,529	—
In-process research and development (Note 3)	—	—	1,900
Restructuring charges (Note 16)	423	2,034	1,042
Stock compensation expense (benefit) (Note 1)	2,269	(938)	1,126
Gain on sale of the CallXpress product line (Note 5)	(2,169)	—	—
Patent settlement with AudioFAX (Note 9)	—	875	—

Total operating expenses	49,551	59,678	66,563

Operating income (loss)	8,241	(15,502)	(23,308)

Other income (expense):
Interest, net	1,459	2,422	3,243
Other, net	198	(200)	(139)

Other income	1,657	2,222	3,104

Income (loss) from continuing operations before income tax expense (benefit)	9,898	(13,280)	(20,204)
Income tax expense (benefit)	3,680	(6,036)	(6,838)

Income (loss) from continuing operations	6,218	(7,244)	(13,366)

Discontinued operations (Note 4):
Income from operations of MediaLinq, net of income taxes of $309, $1,659 and $922	472	2,535	1,410
Gain on sale of MediaLinq, net of income taxes of $3,823	5,843	—	—

Income from discontinued operations	6,315	2,535	1,410
Cumulative effect of change in accounting principle (Note 8)	—	(2,695)	—

Net income (loss)	$12,533	$(7,404)	$(11,956)

Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.20	$(0.23)	$(0.41)
Income from discontinued operations	0.21	0.08	0.04
Cumulative effect of change in accounting principle (Note 8)	—	(0.08)	—

Net income (loss) per share - Basic	$0.41	$(0.23)	$(0.37)

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.20	$(0.23)	$(0.41)
Income from discontinued operations	0.20	0.08	0.04
Cumulative effect of change in accounting principle	—	(0.08)	—

Net income (loss) per share - Diluted	$0.40	$(0.23)	$(0.37)

Weighted average shares used in computation of:
Basic net income (loss) per share	30,849	31,780	32,020
Diluted net income (loss) per share	31,543	31,780	32,020

See the accompanying notes to these consolidated financial statements.

CAPTARIS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity	Total Comprehensive Income (Loss)
Balance at January 1, 2001	30,666,319	$307	$56,186	—	$56,508	$113,001
Stock issued in acquisitions	1,631,600	16	9,522	—	—	9,538
Repurchase of common stock	(551,852)	(6)	(1,164)	—	—	(1,170)
Stock compensation expense	—	—	1,399	—	—	1,399
Unrealized gain on investments, net of income tax expense of $194	—	—	—	361	—	361	$361
Foreign currency translation adjustment	—	—	—	(57)	—	(57)	(57)
Net loss	—	—	—	—	(11,956)	(11,956)	(11,956)

Balance at December 31, 2001	31,746,067	317	65,943	304	44,552	111,116	$(11,652)

Exercise of stock options	197,797	2	651	—	—	653
Repurchase of common stock	(1,725,909)	(17)	(3,422)	—	—	(3,439)
Infinite settlement	—	—	(1,482)	—	—	(1,482)
Stock compensation benefit	—	—	(1,151)	—	—	(1,151)
Unrealized loss on investments, net of income tax benefit of $105	—	—	—	(196)	—	(196)	$(196)
Foreign currency translation adjustment	—	—	—	204	—	204	204
Net loss	—	—	—	—	(7,404)	(7,404)	(7,404)

Balance at December 31, 2002	30,217,955	302	60,539	312	37,148	98,301	$(7,396)

Exercise of stock options	2,121,158	21	6,106	—	—	6,127
Repurchase of common stock	(542,797)	(5)	(3,090)	—	—	(3,095)
Cancellation of common stock	(13,368)	—	—	—	—	—
Redeemable stock issued to acquire Teamplate, Inc. (See Note 11)	574,727		40		—	40
Stock compensation expense	—	—	3,132	—	—	3,132
Stock issued for consulting services	—	—	6	—	—	6
Stock option income tax benefit	—	—	720	—	—	720
Unrealized loss on investments, net of income tax benefit of $94	—	—	—	(167)	—	(167)	$(167)
Foreign currency translation adjustment	—	—	—	231	—	231	231
Net income	—	—	—	—	12,533	12,533	12,533

Balance at December 31, 2003	32,357,675	$318	$67,453	$376	$49,681	$117,828	$12,597

See the accompanying notes to these consolidated financial statements.

CAPTARIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$12,533	$(7,404)	$(11,956)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,197	5,118	9,089
Stock compensation expense (benefit)	3,132	(1,151)	1,399
Stock issued for consulting services	6	—	—
Gain on sale of CallXpress product line	(2,169)	—	—
Gain on sale of MediaLinq, net of income taxes	(5,843)	—	—
Loss (gain) on disposition of equipment	133	396	(26)
Impairment of intangibles	—	5,529	—
Cumulative effect of change in accounting principle	—	2,695	—
In-process research and development	—	—	1,900
Bad debt expense	1,134	373	1,324
Foreign currency transaction gain	(243)	—	—
Changes in current assets and liabilities, net of effects from purchase of businesses and sale of CallXpress and MediaLinq:
Accounts receivable, net	(183)	(3,420)	146
Inventories	408	1,132	2,227
Prepaid expenses and other assets	(1,093)	(66)	651
Deferred tax assets and income tax receivable	(1,111)	4,789	(4,436)
Accounts payable	(2,676)	2,061	(383)
Accrued compensation and benefits	575	(2,333)	2,932
Other accrued liabilities	(1,657)	495	(455)
Income taxes payable	2,999	—	—
Deferred tax liabilities	720	(3,301)	—
Deferred revenue	2,544	647	1,957

Net cash provided by operating activities	13,406	5,560	4,369

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(3,092)	(4,307)	(5,140)
Purchases of businesses, net of cash acquired	(8,070)	(456)	(9,116)
Purchase of investments	(63,155)	(38,679)	(75,083)
Proceeds from sale of and maturities of investments	60,340	45,391	69,251
Proceeds from sale of CallXpress product line	2,500	—	—
Proceeds from sale of MediaLinq	14,852	—	—

Net cash provided by (used in) investing activities	3,375	1,949	(20,088)

Cash flows from financing activities:
Proceeds from exercise of common stock options	6,127	653	—
Repurchase of common stock	(3,095)	(3,439)	(1,170)
Settlement of note payable	—	(1,456)	—
Cash collateralized for letter of credit	—	(1,000)	—

Net cash provided by (used in) financing activities	3,032	(5,242)	(1,170)

Net increase (decrease) in cash	19,813	2,267	(16,889)

Effect of exchange rate changes on cash	112	50	(201)
Cash and cash equivalents at beginning of period	21,971	19,654	36,744

Cash and cash equivalents at end of period	$41,896	$21,971	$19,654

See the accompanying notes to these consolidated financial statements.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2003, 2002 and 2001

1. Summary of Significant Accounting Policies

Accounting Principles

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States.

Principles of Consolidation

The consolidated financial statements include the accounts of Captaris, Inc. and its wholly owned subsidiaries (“the Company”). All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the Company’s consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are used in accounting for the valuation of goodwill and other intangible assets, useful lives of intangible assets, equipment and leasehold improvements, inventory valuation allowances, revenue recognition, and the estimated allowances for sales returns and doubtful accounts. Actual results could differ from those estimates.

Reclassifications

As described in Note 4, on September 1, 2003, the Company sold its MediaLinq division. As such, in accordance with generally accepted accounting principles, results of operations have been reclassified to reflect MediaLinq’s operating results, net of income taxes, as Discontinued Operations. Further, certain prior-period balances have been reclassified to conform to the current period presentation.

Business Combinations

The Company includes the results of operations of acquired businesses from the date of acquisition. Net assets of the companies acquired are recorded at their fair value at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired is included in goodwill in the accompanying consolidated balance sheets. In certain circumstances, the Company has pushed down the goodwill to the acquiring foreign subsidiary resulting in foreign currency exchange differences upon consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consists of cash collateralized for a letter of credit that serves as collateral pursuant to a lease agreement.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investments

The Company has classified its investments as “available for sale” and recorded them at market value. Investments with maturities of one year or less are classified as short-term. Investment purchases and sales are accounted for on a trade date basis and market value at period end is based on quoted market prices for each security. Realized gains and losses are determined on the specific identification method. Unrealized holding gains and losses, net of any tax effect, are recorded as a component of other comprehensive income. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income over the term of the investment. The Company’s current investment policy only permits investing in government agency issues, certain adjustable rate mortgages that are government backed, and money market funds. With the exception of the mortgages, the maximum maturity allowable is 36 months. Prior to July 2003, the Company’s investment policy permitted investments in investment-grade corporate bonds. The Company currently has an investment of $562,000 in one corporate bond that it acquired prior to July 2003. This bond matures in May 2004.

Concentration of Credit Risk

The Company extends credit to customers and is therefore subject to credit risk. The Company performs initial and ongoing credit evaluations of its customers’ financial condition and does not require collateral. Estimates are used in determining the allowance for doubtful accounts and are based on our historical bad debt experience, the aging of customer accounts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment patterns.

Inventories

Inventories consist primarily of fax boards, which the company resells, as well as computer assemblies, components and related equipment. Inventories are stated at the lower of cost or market (as determined by the first-in, first out method). Due to rapid changes in technology, it is possible that older products in inventories may become obsolete or the Company may sell these products below cost. When the Company determines that the carrying value of inventory is not recoverable, the Company writes down inventories to market value.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are recorded at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets, ranging from three to seven years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the lease.

Intangible and Long-lived Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from 1 to 12 years. All of our intangible assets are subject to amortization. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

In the second quarter of 2002, the Company engaged an independent valuation firm to provide an estimated fair value of each of its intangible, long-lived assets using a discounted cash flow model. The determination of fair value is a critical and complex consideration when assessing impairment under Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that involves significant assumptions and estimates. These assumptions and estimates were based on the Company’s best judgments. As a result, the Company determined that certain intangible assets acquired from Infinite Technologies in January 2001 were impaired. Accordingly, the Company recorded an impairment charge of $5.5 million for the mobile delivery product line in the second quarter of 2002. This impairment charge consisted of a write-down of core technology of approximately $2.4 million, a write-down of customer base and marketing channel of approximately $2.2 million and a write-down of tradenames of approximately $849,000. No impairment charges were recognized in 2003 or 2001.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. The Company has adopted the requirements of SFAS No. 142, Goodwill and Other Intangibles Assets. SFAS No. 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances. If impairment exists, goodwill is written down to its fair value.

In January 2002, after completion of an independent valuation primarily based on discounted cash flows, management determined that goodwill associated with the Company’s mobile delivery product line was impaired. Accordingly, a non-cash charge of $2.7 million was recorded as a cumulative effect of change in accounting principle effective January 1, 2002. There was no impairment of goodwill in 2003. See Note 8.

Fair Value of Financial Instruments

For certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, recorded amounts approximate fair value due to the short maturities of these instruments. Short-term and long-term investments are recorded at fair value as the underlying securities are classified as available for sale and marked to market at each reporting period. The change in market value is recorded in other comprehensive income.

Foreign Currency

The financial statements of our wholly owned foreign subsidiaries have been translated to U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. Accordingly, all assets and liabilities of the subsidiaries are translated at year-end exchange rates and all revenue and expenses are translated at the average exchange rate for the period presented. Translation gains and losses are reported as other comprehensive income (loss) as a separate component of shareholders’ equity. In addition, the Company has made a U.S. dollar denominated, long-term loan to one of its subsidiaries which it does not intend to require repayment for the foreseeable future. The translation gains and losses recognized by the foreign subsidiary related to this loan are also recorded in other comprehensive income (loss) in the consolidated financial statements.

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. Gains and losses on those foreign currency transactions are included in other income (expense) for the period of exchange. Foreign currency transaction gains were $461,000 in 2003 and foreign currency transaction losses were $58,000 in 2002. Foreign currency transaction gains in 2001 were not significant.

Segment Reporting

Historically, the Company classified its business into two major segments: software products and e-document services. In September 2003, the Company sold it e-document services operating segment (see Note 4). As a result of the sale, the Company now operates in only one operating segment.

Stock-Based Compensation

During the second quarter of 2001, the Company offered a limited non-compulsory exchange of employee stock options on a less than one-for-one basis. The exchange (which closed on July 10, 2001) resulted in the voluntary cancellation of employee stock options to purchase 3,135,720 shares of common stock with varying exercise prices greater than $10.00 per share in exchange for 1,286,790 employee stock options with an exercise price of $2.11 per share. The option exchange offer resulted in variable accounting treatment for a total of 1,993,250 options, representing the 1,286,790 new options granted in the exchange, as well as all employee options modified during the year. Variable accounting will continue until all options subject to variable accounting treatment are exercised, cancelled or expired. Variable accounting treatment will result in charges or credits, recorded to stock compensation expense (benefit), dependent on unpredictable fluctuations in quoted prices for the Company’s common stock. At December 31, 2003, 2002 and 2001, the Company had 266,342, 1,370,779 and 1,783,132 options, respectively, to purchase common shares subject to variable accounting. For the years ended December 31, 2003, 2002 and 2001, the Company recorded an expense of $3.1 million, a benefit of $1.2 million, and an expense of $1.4 million, respectively, for variable stock compensation.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Allocation of this stock compensation expense (benefit) to the operating categories is as follows:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Cost of revenue	$244	$(88)	$99
Research and development	519	(220)	259
Selling, general and administrative	1,506	(630)	768

Total operating expense (benefit)	2,269	(938)	1,126
Discontinued operations	863	(213)	273

Total stock compensation expense (benefit)	$3,132	$(1,151)	$1,399

The Company accounts for stock options under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized, if there is no difference between the exercise price and fair market value at the date of grant. Had compensation cost for stock option grants made in 2003, 2002 and 2001 been determined using the fair value method consistent with SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the Company’s net income (loss) and net income (loss) per share would have been as shown in the following pro forma amounts:

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Net income (loss), as reported	$12,533	$(7,404)	$(11,956)
Add: Stock-based compensation expense (benefit), as reported, net of income taxes	1,928	(690)	909
Deduct: Total stock-based compensation expense (benefit) determined under fair value based method for all awards, net of income taxes	1,549	3,097	9,376

Pro forma net income (loss)	$12,912	$(11,191)	$(20,423)

Net income (loss) per share:
Basic – as reported	$0.41	$(0.23)	$(0.37)
Basic – pro forma	$0.42	$(0.35)	$(0.64)
Diluted – as reported	$0.40	$(0.23)	$(0.37)
Diluted – pro forma	$0.41	$(0.35)	$(0.64)

In calculating the pro forma compensation expense, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2003	2002	2001
Dividend yield	0.0%	0.0%	0.0%
Volatility	60.3%	61.4%	63.0%
Risk-free interest rate	2.40%	4.48%	4.48%
Expected life (in years)	3.3	5	5

After filing our Annual Report on Form 10-K for the year ended December 31, 2002, we discovered a computational error in the calculation of pro forma net loss and pro forma net loss per share for the years ended December 31, 2002 and 2001, which caused the amounts of pro forma net loss and pro forma net loss per share to be understated in 2002 and 2001. Accordingly, we have restated this disclosure to reflect the proper amounts of pro forma net loss and pro forma net loss per share for 2002 and 2001.

As described in Note 1, the table below indicates the amounts of pro forma net loss and pro forma net loss per share as previously reported and as restated:

	Year Ended December 31,
	2002		2001
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(in thousands, except per share data)
Net loss, as reported	$(7,404)	$(7,404)	$(11,956)	$(11,956)
Add: Stock-based compensation expense (benefit), as reported, net of income taxes	(748)	(690)	909	909
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of income taxes	384	3,097	127	9,376

Pro forma net loss	$(8,536)	$(11,191)	$(11,174)	$(20,423)

Net loss per share:
Basic – as reported	$0.23	$(0.23)	$(0.37)	$(0.37)
Basic – pro forma	$0.26	$(0.35)	$(0.34)	$(0.64)
Diluted – as reported	$0.23	$(0.23)	$(0.37)	$(0.37)
Diluted – pro forma	$0.26	$(0.35)	$(0.34)	$(0.64)

Revenue Recognition

The Company recognizes revenue in accordance with the guidelines of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Emerging Issues Task Force (“EITF”) No. 03-5, Applicability of AICPA SOP No. 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software, Statement of Financial Accounting Standard (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists, and Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements. These guidelines require that (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed or determinable; and (4) collection is reasonably assured before revenue can be recognized.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company sells products through resellers, original equipment manufacturers (“OEMs”), and other channel partners, as well as directly to end users and recognizes product revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. All software licenses are bundled with 30 days of telephone support. Revenue associated with this telephone support is not significant. Therefore revenue related to this telephone support is not deferred. The cost of providing this telephone support is accrued at the time the related revenue is recognized. Whenever a software license, hardware, installation and post-contract customer support or “PCS” elements are combined into a package with a single bundled price, a portion of the sales price is allocated to each element of the bundled elements based on their respective fair values as determined when the individual elements are sold separately. Revenue from the license of software is recognized when the software has been shipped and the customer is obligated to pay for the software. Revenue for PCS is recognized on a straight-line basis over the service contract term, generally one to five years. PCS includes rights to unspecified upgrades and updates, when and if available, and bug fixes. Installation revenue is recognized when the product has been installed at the customer’s site and accepted by the customer. Recognition of revenue from software sold with installation services is recognized either when the software is shipped or when the installation services are completed, depending on the Company’s agreement with the customer and whether the installation services are integral to the functionality of the software. Consulting services are customarily billed at fixed rates, plus out-of-pocket expenses, and revenues are recognized when the consulting has been completed. However, if it is determined that a consulting engagement will be unprofitable, a loss is recognized at that time. Training revenue is recognized when the training is completed. Costs related to insignificant customer support obligations, which include telephone support, are accrued at the time the related revenue is recognized. Prior to our sale of the MediaLinq division, the Company recognized revenue from document delivery services when services were provided. Revenue related to the OEM agreement with Cisco Systems, Inc. (“Cisco”) was recognized when cash payments were received and all services had been performed.

In general, customers are granted a 30-day right of return for product sales. The Company accrues estimated future product returns primarily based on historical experience. The allowance for sales returns was $536,000 and $1,178,000 at December 31, 2003 and 2002, respectively and is netted against accounts receivable. When rights of return are present and we cannot estimate returns, we recognize revenue when customer acceptance occurs.

Research and Development Costs

Research and development costs are expensed as incurred. The Company has not capitalized any software development costs, as technological feasibility is not generally established until substantially all development is complete.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred income taxes are recorded for the temporary differences between the financial reporting bases and tax bases of our assets and liabilities. These deferred taxes are measured using tax rates expected to be in effect when the temporary differences reverse. The Company will establish a valuation allowance unless it is more likely than not that it will generate sufficient taxable income to allow for the realization of our deferred net tax asset.

Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted income (loss) per common share is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding during the year plus the effect of outstanding stock options using the “treasury stock” method.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the computation of basic and diluted income (loss) per common share:

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except per share amounts)
Numerator:
Income (loss) from continuing operations	$6,218	$(7,244)	$(13,366)
Income from discontinued operations	6,315	2,535	1,410
Cumulative effect of change in accounting principle	—	(2,695)	—

Net income (loss)	$12,533	$(7,404)	$(11,956)

Denominator:
Weighted average shares outstanding – basic	$30,849	$31,780	$32,020
Dilutive effect of common shares from stock options	694	—	—

Weighted average shares outstanding – diluted	$31,543	$31,780	$32,020

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.20	$(0.23)	$(0.41)
Income from discontinued operations	0.21	0.08	0.04
Cumulative effect of change in accounting principle	—	(0.08)	—

Basic net income (loss) per share	$0.41	$(0.23)	$(0.37)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.20	$(0.23)	$(0.41)
Income from discontinued operations	0.20	0.08	0.04
Cumulative effect of change in accounting principle	—	(0.08)	—

Diluted net income (loss) per share	$0.40	$(0.23)	$(0.37)

Potentially issuable common shares of 1,724,232, 4,126,940 and 4,536,007 were excluded from the calculation of diluted shares outstanding for the years ended December 31, 2003, 2002 and 2001, respectively, as they were antidilutive.

2. New Accounting Pronouncements

In July 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 03-5, Applicability of AICPA Statement of Position (“SOP”) No. 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software. This EITF addresses the application of the provisions of SOP No. 97-2 to arrangements containing software and non-software deliverables where the software is more than incidental to the products and services as a whole. The adoption of EITF No. 03-5 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how the Company would classify and measure financial instruments with characteristics of both liabilities and equity and requires the Company to classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances). SFAS No. 150 also revises the definition of a liability to encompass obligations that the Company can or must settle by issuing equity shares, depending on the nature of the relationship established between the Company and a holder of its stock. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133. SFAS No. 149 is effective for certain contracts entered into or modified by the Company after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial position, results of operations or cash flows.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, and in December 2003, issued a revision to that interpretation, FIN No. 46R. FIN No. 46R replaces FIN No. 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (“VIE”) is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN No. 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. Certain of the disclosure requirements prescribed by FIN No. 46R apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this interpretation did not have a material impact on the Company’s financial statements.

In November 2002, the EITF published its consensus on EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted EITF No. 00-21 on July 1, 2003. The adoption of EITF No. 00-21 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. In addition, FIN No. 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. In general, FIN No. 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, liability or an equity security of the guaranteed party. The initial recognition and measurement provisions of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements of interim and annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3. Businesses Acquired

On October 20, 2003, the Company acquired certain distribution rights from Axient Pty Limited (“Axient”), a distributor of computer-based fax and e-document delivery solutions for the Australian and New Zealand markets. The Company paid $235,000 in cash and recorded goodwill of $235,000.

On September 30, 2003, Captaris and its indirect wholly-owned subsidiary, 3082012 Nova Scotia Company, a Nova Scotia, Canada unlimited liability company, acquired Teamplate, Inc. (“Teamplate”), an Alberta, Canada corporation. Teamplate’s product is a business process automation product built on the Microsoft .NET framework for Web services. This acquisition enhances the Captaris business strategy in business information delivery solutions for enterprise customers worldwide, and provides resources to further penetrate the business process automation market. Teamplate’s technology extends the Captaris business information delivery solutions with streamlined enterprise application integration, rapid solution deployment, sophisticated business rules processing and integrated process monitoring and metrics. The Company believes that combining the technologies of both companies will allow customers to achieve new levels of collaboration, accountability and business agility while reducing overall operational costs. Since the transaction occurred on September 30, 2003, the Company’s results of operations include Teamplate’s results of operations for the three months ended December 31, 2003.

Under the terms of the agreement, Captaris acquired all of the stock of Teamplate for $8.1 million in cash, issued 574,727 shares of Captaris common stock valued at approximately $3.0 million that were issued on October 3, 2003 (Note 11), and assumed liabilities of approximately $837,000, all resulting in an aggregate purchase price of $12.4 million, including transaction costs of approximately $325,000. The value of the common stock issued was determined using the closing price of Captaris’ stock on the Nasdaq National Market on September 30, 2003; the date the acquisition was announced and consummated. Pursuant to the terms of the agreement, the Company deposited $500,000 in escrow as security for a post closing adjustment, as

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

defined, to be determined on December 31, 2003. The Company recorded this deposit in prepaid expenses and other. Subsequent to December 31, 2003, the Company and the former Teamplate shareholders agreed that the post closing purchase price adjustment, as defined, would not be paid. As a result, the Company expects the deposit, in escrow, to be returned to it in 2004. In addition, pursuant to the agreement, the purchase price is subject to a separate post closing adjustment equal to certain accounts receivable, if the amount is not collected by September 30, 2004.

The common stock issued in connection with this acquisition will be held in a third-party escrow account for one year as security for certain post closing obligations of the Teamplate shareholders, including indemnification provisions whereby the Teamplate shareholders agreed to indemnify the Company against claims resulting from various representations and warranties made by the former Teamplate shareholders. In addition, the Company agreed to indemnify the Teamplate shareholders against claims resulting from various representations and warranties made by the Company. At December 31, 2003, the former Teamplate shareholders have made no indemnification claims.

As part of an incentive program to the management team of Teamplate, if the business plan for the combination achieves certain performance targets, the management team may earn a minimum of $2.8 million up to a maximum of $8.3 million over the thirteen quarter period following the closing. The Company’s obligation to pay this incentive compensation is also based on continued employment. Any incentive compensation earned under this program will be recorded as compensation expense in the period earned. For the three months ended December 31, 2003, compensation expense related to this incentive program was $300,000.

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

Teamplate Purchase Price Allocation:

(in thousands)
Workflow server technology	$4,004
Tradename	90
Customer relationships	469
Reseller agreements	311

Total identified amortizable intangibles	4,874

Goodwill	5,956
Equipment	102
Current assets	1,478

Total purchase price	$12,410

The purchase price allocation set forth above is subject to additional adjustments related to the payment of a certain liability and the ultimate collection of certain accounts receivable. All such adjustments identified during the allocation period, expected to expire on September 30, 2004, would change the carrying amount of the goodwill generated as a result of the acquisition. On December 31, 2003, the Company increased the carrying value of goodwill related to this acquisition by $151,000 primarily for additional legal fees incurred in connection with the acquisition and for an additional payment made for the repayment of a note payable assumed in the acquisition at September 30, 2003.

All identified amortizable intangible assets will be amortized on a straight-line basis over their estimated useful lives, ranging from fifteen months to seven years. The weighted-average useful life of these assets is approximately 6.9 years. The Company expects to recognize amortization expense for these intangible assets of approximately $755,000 for the year ending December 31, 2004 and $683,000 during each of the years ending December 31, 2005 through September 30, 2010. All of the $6.0 million allocated to goodwill was assigned to the fax and messaging reporting unit and is expected to be deductible for tax purposes.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	Year Ended December 31,
	2003	2002
	(in thousands)
	(Unaudited)
Pro Forma Information:
Net revenue	$84,527	$71,924

Income (loss) from continuing operations	3,946	(9,579)
Income from discontinued operations	6,315	2,535

Income (loss) before cumulative effect of change in accounting principle	10,261	(7,044)
Cumulative effect of change in accounting principle	—	(2,695)

Net income (loss)	$10,261	$(9,739)

Basic income (loss) per common share from continuing operations	$0.13	$(0.30)
Basic income per common share from discontinued operations	0.20	0.08
Basic loss per common share from cumulative effect of change in accounting principle	—	(0.08)

Basic net income (loss) per common share	$0.33	$(0.30)

Weighted average basic common shares outstanding	31,282	32,355

Diluted income (loss) per common share from continuing operations	$0.12	$(0.30)
Diluted income per common share from discontinued operations	0.20	0.08
Diluted loss per common share from cumulative effect of change in accounting principle	—	(0.08)

Diluted net income (loss) per common share	$0.32	$(0.30)

Weighted average diluted common shares outstanding	31,976	32,355

In August 2002, the Company acquired the distribution activities, assets and fifteen employees of its longtime distributor in the Netherlands, OfficeCom B.V. (“OfficeCom”). The Company paid $416,000 in cash, assumed net liabilities of $146,000 and recorded goodwill of $562,000 in the fax and messaging reporting unit. Pro forma information as if the acquisition occurred on January 1, 2001, is not material.

On January 3, 2001, the Company acquired all of the outstanding stock of Infinite Technologies (“Infinite”), a privately held global supplier of wireless applications and wireless infrastructure solutions for a total consideration of up to $24.1 million. At closing, the Company paid approximately $9.1 million in cash and issued 1,631,600 shares of the Company’s common stock valued at $8.1 million. At the time of closing, the Company was obligated to pay approximately $2.9 million in a combination of cash and the Company’s common stock over the next three years; this obligation was recorded at the time of closing as a note payable of $1.4 million net of imputed interest, and stock to be issued totaling $1.5 million. Additionally, the Company could have paid up to an additional $3.9 million to the founder of Infinite who became an employee of the Company, in a combination of cash and the Company’s common stock under an earn-out arrangement over a period of three years from the date of closing which the Company would have expensed as compensation expense. The Company accounted for the business combination as a purchase. In connection with the acquisition, the Company recorded a one-time charge in the first quarter of 2001 related to purchased in-process research and development in the amount of $1.9 million.

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

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total potential consideration and the adjusted consideration was allocated as follows:

(in thousands)
Infinite Purchase Price Allocation:
Goodwill	$11,963
Net liabilities acquired	(3,580)
Purchased in-process research and development	1,900
Other intangibles	9,900

Total purchase price	20,183
Less reduction in goodwill	(1,435)
Contingent consideration:
Potential earn-out	3,900
Less earn-out cancelled	(3,900)

Net consideration	$18,748

Identified amortizable intangibles associated with the acquisition are being amortized over lives ranging from two to seven years.

4. Discontinued Operations

On September 15, 2003, Captaris and its wholly-owned subsidiary, MediaTel Corporation (Delaware) (“MediaTel”), entered into an asset purchase agreement, effective as of September 1, 2003, to sell the assets of MediaLinq, an outsourced division of Captaris operated by MediaTel, to PTEK Holdings, Inc. and its wholly-owned subsidiary, Xpedite Systems, Inc. (“Xpedite”). MediaLinq provides outsourced e-document delivery services. Under the terms of the agreement, Xpedite paid Captaris $14.9 million in cash and assumed certain liabilities. The purchase price is subject to a post-closing net working capital adjustment, which will be determined in 2004. At December 31, 2003, Xpedite has made an indemnification claim to the Company related to amounts billed by Qwest Communications. The Company believes the claim is unfounded. The ultimate outcome of this claim cannot presently be determined. Accordingly, the ultimate resolution could have a material adverse effect on the Company’s financial position, cash flow and results of operations. In addition, the Company is contingently obligated to indemnify Xpedite against claims resulting from various representations and warranties made by the Company. Concurrent with the sale transaction, the Company and Xpedite also entered into license and reseller agreements under which the Company will license its fax-to-mail technology to Xpedite in return for minimum compensation of $2.0 million over a three year period, and the parties will cooperate in providing mutual resale opportunities for each other’s products and services. The Company recognized a gain on the sale of MediaLinq of approximately $5.8 million, net of income taxes of $3.8 million, in the year ended December 31, 2003.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Components of MediaLinq’s operations reflected in the Company’s consolidated statements of operations as discontinued operations are as follows:

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Revenue	$15,812	$23,345	$22,766

Income from operations, before income tax	$781	$4,194	$2,332

Components of MediaLinq’s balance sheet reflected in the Company’s condensed consolidated balance sheets are as follows:

	December 31,
	2003	2002
	(in thousands)
Current assets	$—	$8,158
Equipment and leasehold improvements, net	—	2,287
Current liabilities	—	2,451

5. Sale of CallXpress Product Line

On September 29, 2003, Captaris announced the sale of its CallXpress product line, which primarily includes the Captaris voice and unified messaging assets, to Sound Advantage, LLC (“Sound Advantage”), a California limited liability company.

Under the terms of the agreement, Sound Advantage acquired the CallXpress product line for $2.5 million in cash and will pay up to an additional $1.0 million per year over a three year period beginning January 1, 2004 pursuant to an earn out arrangement, which is based on achievement of specified revenue targets for the CallXpress business. In addition, Captaris was issued a 10 percent equity interest in Applied Voice and Speech Technologies, Inc. (“AVST”), a newly formed company established by Sound Advantage to acquire and operate the combined CallXpress and Sound Advantage businesses. RightFax will continue to be a part of AVST’s Unified Messaging offering, based on an ongoing OEM agreement. Also, the Company agreed to indemnify AVST against claims resulting from various representations and warranties made by the Company. At December 31, 2003 no indemnification claims have been made by AVST. The Company recognized a gain on the sale of CallXpress of approximately $2.2 million in 2003.

Components of the CallXpress product line reflected in the Company’s consolidated statements of operations are detailed below. Certain components of operating expenses directly attributable to the CallXpress product line could not be separated from other product lines. Only direct revenue and cost of revenue directly attributable to the CallXpress product line are detailed below:

	Year ended December 31,
	2003	2002	2001
	(in thousands)
Revenue	$6,877	$13,039	$16,368

Cost of revenue*	$1,885	$3,022	$7,385

*	Certain components of cost of revenue directly attributable to the CallXpress product line could not be separated from other product lines and are not included in these amounts.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Investments

As of December 31, 2003 and 2002, the Company’s investments consisted of the following:

	December 31,
	2003 Cost	Unrealized holding gain (loss)	2003 Fair value	2002 Cost	Unrealized holding gain	2002 Fair value
	(in thousands)
Money market funds	$17,456	$—	$17,456	$—	$—	$—
Corporate bonds	562	—	562	12,405	133	12,538
Municipal bonds	154	(2)	152	1,362	3	1,365
U.S. Agency adjustable rate mortgages	9,063	11	9,074	8,170	39	8,209
Small Business Administration Pools	554	(3)	551	—	—	—
Other government agency issues	25,941	29	25,970	28,885	121	29,006

Total investments	53,730	$35	53,765	50,822	$296	51,118

Less current portion	(28,074)		(28,081)	(30,308)		(30,519)

Long-term portion	$25,656		$25,684	$20,514		$20,599

Realized gains (losses) were not significant in 2003 and 2002. The Company realized a gain of $156,000 in 2001.

Investments at December 31, 2003 mature as follows:

(in thousands)
2004	$28,081
2005	23,805
2006	1,879

$53,765

7. Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	December 31,
	2003	2002
	(in thousands)
Computers and other equipment	$10,924	$25,135
Leasehold improvements	962	2,401
Furniture and fixtures	1,922	1,578

	13,808	29,114
Less accumulated depreciation	(9,203)	(21,519)

Equipment and leasehold improvements, net	$4,605	$7,595

8. Goodwill

Upon adopting SFAS No. 142, Goodwill and Other Intangibles Assets, management determined that the Company had three reporting units: E-document services and two reportable units within the products segment (mobile delivery and the combination of fax and messaging products). After completion of an independent valuation primarily based on discounted cash flows, management determined that goodwill associated with the mobile delivery reporting unit was impaired. Accordingly, a non-cash charge of $2.7 million was recorded as a cumulative effect of change in accounting principle effective January 1, 2002. In 2002, the Company closed its separate operations acquired in the Infinite acquisition. The operations of Infinite were consolidated with the fax and messaging reporting unit and the goodwill remaining was transferred accordingly.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides information about activity in goodwill for the period from January 1, 2002 to December 31, 2003 (in thousands):

Goodwill, net, at January 1, 2002	$12,104
Assembled workforce reclassified to goodwill	400
Cumulative effect of change in accounting principle	(2,695)
Infinite settlement agreement	(1,435)
OfficeCom acquisition	562
Foreign currency translation adjustment	40

Goodwill at December 31, 2002	8,976
Teamplate acquisition	5,956
Acquisition of Axient distribution business	235
Disposition of goodwill as part of sale of CallXpress product line	(22)
Foreign currency translation adjustment	396

Goodwill at December 31, 2003	$15,541

In accordance with SFAS No. 142, the cumulative effect of the change in accounting method is reflected prospectively. A reconciliation of the previously reported net income (loss) and net income (loss) per share, as if SFAS No. 142 had been adopted as of January 1, 2001, is as follows:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Reported net income (loss)	$12,533	$(7,404)	$(11,956)
Plus goodwill and intangible amortization	—	—	2,987

Adjusted net income (loss)	$12,533	$(7,404)	$(8,969)

Per share data:
Reported basic net income (loss)	$0.41	$(0.23)	$(0.37)
Plus goodwill and intangible amortization	—	—	0.09

Adjusted basic net income (loss)	$0.41	$(0.23)	$(0.28)

Reported diluted net income (loss)	$0.40	$(0.23)	$(0.37)
Plus goodwill and intangible amortization	—	—	0.09

Adjusted diluted net income (loss)	$0.40	$(0.23)	$(0.28)

9. Intangible and Other Assets

On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 prescribes accounting for the impairment or disposal of long-lived assets. In the second quarter of 2002, the Company engaged an independent valuation firm to provide an estimated fair value of each of its intangible, long-lived assets using a discounted cash flow model. The determination of fair value is a critical and complex consideration when assessing impairment under SFAS No. 144 that involves significant assumptions and estimates. These assumptions and estimates were based on the Company’s best judgments. As a result, the Company determined that certain intangible assets acquired from Infinite Technologies in January 2001 were impaired. Accordingly, the Company recorded an impairment charge of $5.5 million for the mobile delivery reporting unit in the second quarter of 2002. This impairment charge consisted of a write-down of core technology of approximately $2.4 million, a write-down of customer base and marketing channel of approximately $2.2 million and a write-down of tradenames of approximately $849,000.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On September 30, 2003, the Company acquired approximately $4.9 million of intangible assets in connection with the acquisition of Teamplate. See Note 3. A summary of the Company’s intangible and other assets, net at December 31, 2003 and 2002 is as follows:

	December 31, 2003			December 31, 2002
	Gross carrying amount	Accumulated Amortization	Other intangible assets, net	Gross Carrying amount	Accumulated amortization	Impairment charges	Other intangible assets, net
	(in thousands)			(in thousands)
Technology	$4,314	$(236)	$4,078	$3,500	$(778)	$(2,440)	$282
Tradenames/domain name	1,070	(340)	730	2,400	(748)	(849)	803
Customer relationships and marketing channels	469	(17)	452	3,200	(960)	(2,240)	—
Reseller agreements	311	(11)	300	—	—	—	—
License agreements	2,525	(1,381)	1,144	3,020	(1,625)	—	1,395
Investment in AVST (Note 5)	1	—	1	—	—	—	—

Total	$8,690	$(1,985)	$6,705	$12,120	$(4,111)	$(5,529)	$2,480

Intangible assets are being amortized using the straight-line method over their estimated useful life ranging from 15 months to twelve years. Amortization expense for certain technology and license agreements is recorded in cost of revenue and was $377,000, $260,000 and $210,000 for the years ended December 31, 2003, 2002 and 2001. Amortization expense for intangible assets excluding certain technology and license agreements is recorded in operating expenses and was $275,000, $942,000 and $4,951,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for 2004 through 2008 is as follows: $1.2 million for 2004, $1.1 million in each of the years 2005 through 2007, and $773,000 for 2008.

In April 2002, the Company entered into a nonexclusive license agreement with AudioFax IP LLC, settling a patent infringement suit filed by AudioFax on November 30, 2001. The Company paid a one-time fee to license the technology until the patents expire in 2008 and 2011. In the first quarter of 2002, the Company recorded a charge of $875,000, reflecting management’s assessment of the fair value of the portion of the license fee that relates to prior years. The remaining balance of the license fee was capitalized and is being amortized over the remaining life of the licensor’s patents. Included in total amortization expense discussed above, amortization expense related to this license was $90,000 and $67,000 for the years ended December 31, 2003 and 2002, respectively, and is recorded in cost of revenue.

In July 1996, the Company agreed to purchase a license to sell products using certain additional patented technology. The Company recorded an intangible asset as a result of this agreement in the amount of $446,000. This intangible asset was amortized on a straight-line basis over the remaining average lives of the related patents and was fully amortized as of September 30, 2002. This intangible was written off in September 2003, in connection with the sale of CallXpress. See Note 5. Included in the total amortization expense discussed above, amortization expense recorded in cost of revenue for this license was $49,000 in 2002 and $66,000 in 2001.

In September 1995, the Company agreed to purchase a license to sell products using certain patented technology. The Company recorded an intangible asset as a result of this agreement in the amount of $1.7 million. This intangible asset is being amortized on a straight-line basis over the remaining average lives of the related patents (approximately 12 years). Included in the total amortization expense discussed above, amortization expense recorded in cost of revenue for this license was $144,000 in each of the years ended December 31, 2003, 2002 and 2001.

10. Line of Credit

The Company has a $4.0 million unsecured revolving line of credit, $2.0 million for unsecured borrowings and $2.0 million reserved for letters of credit. As of December 31, 2003, the Company utilized $1.0 million of its letter of credit capacity that serves as collateral pursuant to a lease agreement for its corporate headquarters. The Company did not borrow under its line of credit during the years ended December 31, 2003, 2002 and 2001. The line expires in August 2004, and contains certain financial

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

covenants and restrictions as to various matters, including restrictions on the Company’s ability to pay cash dividends without the bank’s prior approval. The Company is currently in compliance with such financial covenants and restrictions. Borrowings under the line of credit bear interest at the bank’s prime rate or, at the Company’s option, the one, two, three or six month LIBOR rate plus 1.5%.

11. Redeemable Common Stock

On October 3, 2003, in connection with the acquisition of Teamplate on September 30, 2003 (Note 3), the Company issued 574,727 shares of common stock valued at approximately $3.0 million. On the first anniversary of the closing, each Teamplate shareholder will have the option to require Captaris to purchase all of the shareholder’s portion of the Captaris common stock issued in the transaction at a price per share of $5.22 if (a) the average of the last sale prices of the common stock for the 20 trading days prior to September 30, 2004 is less than $5.22 per share; and (b) the last sale price of the common stock on September 30, 2004 is less than $5.22 per share. As a result of this buyback clause, the Company has recorded the issuance of this common stock as Redeemable Common Stock on the balance sheet.

12. Shareholders’ Equity

Stock Option Plans

The Company has stock option plans under which employees, directors, officers and other agents may be granted options to purchase common stock. The Company has reserved approximately 13,900,000 shares of common stock for issuance pursuant to these plans upon exercise of outstanding options and upon exercise of options to be granted in the future. Options generally vest over three to four years and expire 10 years from the date of grant. The options are exercisable at prices generally equal to fair market value or at the discretion of the Board of Directors.

At December 31, 2003, the Company has reserved the following number of common stock shares for future grant under the Company’s stock option plans:

1989 Plan	4,618,018
2000 Plan	2,124,846

Total	6,742,864

A summary of the status of the Company’s stock option plans at December 31, 2003, 2002 and 2001, and the changes during the years then ended, is presented in the table and narrative below:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	6,775,594	$4.82	6,909,351	$5.34	8,273,419	$11.34
Granted	1,723,493	5.21	1,875,449	3.00	3,286,063	2.78
Exercised	(2,121,158)	2.89	(197,797)	2.25	—	—
Canceled	(1,791,505)	6.47	(1,811,409)	5.21	(4,650,131)	14.32

Outstanding at end of period	4,586,424	5.23	6,775,594	4.81	6,909,351	5.34

Exercisable at end of period	2,064,088	5.94	3,704,144	5.91	2,919,090	7.17
Weighted average fair value of options granted		$1.95		$1.68		$1.76

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Information relating to stock options outstanding and stock options exercisable at December 31, 2003 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.00—$2.47	565,142	6.7	$2.13	328,582	$2.17
$2.48—$3.19	567,778	8.7	2.39	116,225	2.76
$3.20—$3.76	563,260	7.2	3.55	316,520	3.52
$3.77—$5.69	555,097	8.5	4.99	101,938	5.08
$5.70—$5.92	955,783	9.9	5.92	—	—
$5.93—$5.99	762,530	6.8	5.94	590,648	5.94
$6.00—$7.72	353,068	3.7	6.96	350,359	6.96
$7.73—$10.88	20,447	4.7	9.19	19,758	9.20
$10.89—$13.63	209,871	3.3	12.69	207,968	12.70
$13.64—$28.13	33,448	6.5	28.13	32,090	25.67

	4,586,424	7.5	$5.23	2,064,088	$5.94

Share Repurchase Plan

Pursuant to a stock repurchase plan approved by the Company’s Board of Directors, the Company repurchased $3.1 million, $3.4 million and $1.2 million of its common stock in 2003, 2002 and 2001, respectively, pursuant to this and previously approved plans. As of December 31, 2003, approximately $12.0 million remains available to repurchase shares. The Company may repurchase shares in the future subject to open trading windows, overall market conditions, stock prices, and the Company’s cash position and requirements going forward. See Note 23.

13. Loans to Non-Officer Employees

Non-officer employee loans were made under a program to allow non-officer employees to purchase the Company’s common stock in the open market in 2000. The unsecured loans bear interest at the lowest rate allowed by the Internal Revenue Service. No loans issued under this program were outstanding at December 31, 2003. Loans from non-officer employees were $218,000 as of December 31, 2002. During 2003 and 2002, the Company wrote down the value of these loans approximately $7,000 and $476,000, respectively, to reflect their expected net realizable value. In 2003, the Company canceled 13,368 shares of common stock in connection with these loans.

14. OEM Agreement

In January 2002, the Company entered into an original equipment manufacturing (“OEM”) agreement with Cisco Systems, Inc. (“Cisco”), under which the Company granted Cisco an exclusive third-party license to certain enabling technology. The agreement generally provided for quarterly payments to be made by Cisco to the Company through mid-2005. However, the timing and amount of these payments were subject to a number of conditions, some of which were beyond the control of the Company, including Cisco’s ability to successfully implement the technology. The Company received a payment of $833,000 in 2001 and received payments of $2.5 million in 2002. The Company recognized $3.3 million in revenue from this agreement in 2002. The Company did not recognize revenue from Cisco in 2001.

On October 30, 2003, the Company reached an agreement with Cisco Systems to accelerate the conclusion of its OEM contract. Pursuant to the agreement, Cisco agreed to pay the Company $12.0 million as payment in full of all remaining unpaid aggregate license fees. In return, the Company agreed to provide a maximum of 320 hours of support and training services for a period not to exceed twelve months. As a result of this agreement, the Company recognized revenue of $11.9 million during the quarter ending December 31, 2003. The Company deferred revenue of $100,000 related to support and training services that will be recognized as revenue as support and training services are provided by the Company over the next nine months.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. Commitments and Contingencies

Leases

The Company leases its office space and certain equipment under non-cancelable operating leases, which expire between March 2004 and February 2008. Rent expense under the non-cancelable leases amounted to $2.3 million, $3.1 million and $3.0 million in 2003, 2002 and 2001, respectively. Future minimum lease payments under non-cancelable operating leases are as follows:

(in thousands)
2004	$1,343
2005	1,206
2006	1,086
2007	852
2008	127

$4,614

Guarantees

The Company guarantees certain operating leases of its wholly owned subsidiaries, which commitments are reflected above.

Intellectual Property

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

Indemnifications

In the normal course of business to facilitate sales of its products, the Company indemnifies other parties, including customers, resellers, distributors, OEMs, and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold the other party harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made by certain parties. The Company evaluates estimated losses for such indemnifications under SFAS No. 5, Accounting for Contingencies, as interpreted by FIN No. 45. The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. To date, the Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such indemnifications in our financial statements.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. Restructuring Charges, Severance and Voluntary Layoff Program

Severance expense unrelated to a restructuring charge and severance expenses for voluntary layoff programs were recorded in cost of revenue, research and development and selling, general and administrative expenses as follows:

•	In September 2003, the Company recorded a charge of approximately $624,000 in selling, general and administrative expenses for severance expense. These costs were paid as of December 31, 2003.

•	In October 2002, the Company announced to its employees a voluntary layoff program, which subsequently resulted in a reduction of approximately 40 employees or 9% of its workforce, at a cost of $670,000. Approximately $561,000 of the total charge was paid in 2003 and the remainder was paid in 2002. Allocation of the costs of this program to operating expenses is as follows:

Year Ended December 31, 2002
(in thousands)
Cost of revenue	$112
Research and development	199
Selling, general and administrative	359

Total charge	$670

Restructuring charges were recorded separately on the statement of operations as follows:

•	In September 2003, in conjunction with the sale of its CallXpress product line, the Company recorded a restructuring charge of approximately $423,000 for severance and related benefits for terminated employees associated with CallXpress. All of these expenses were paid as of December 31, 2003.

•	In January 2002, the Company announced a reduction of our workforce, affecting approximately 90 employees, or 18% of the total Company workforce. This reduction in force resulted in the recognition of a restructuring charge recorded in continuing operations of $2.0 million related to severance, impairment of certain assets and non-cancelable lease obligations; and a restructuring charge recorded in discontinued operations of $100,000 related to severance. All costs associated with this reduction in force were paid as of December 31, 2002.

•	On March 15, 2001, the Company announced the consolidation of its two primary product groups, the Computer Telephony Software Group and the Document Exchange Software Group, resulting in a 14% reduction of its workforce and a one-time charge of $1.0 million which consisted primarily of severance and other employee benefits and consulting services, and was fully paid by the end of 2001.

17. Income Taxes

Income (loss) from continuing operations before income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
U.S.	$10,247	$(13,280)	$(20,204)
Foreign	(349)	—	—

Income (loss) from continuing operations before income tax expense (benefit)	$9,898	$(13,280)	$(20,204)

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a reconciliation from the U.S. statutory rate to the effective tax rate:

	Year Ended December 31,
	2003		2002		2001
	Amount	%	Amount	%	Amount	%
	(in thousands)
Income tax expense (benefit) at statutory rate	$3,464	35.0%	$(4,648)	(35.0)%	$(7,071)	(35.0)%
Research and experimentation credit	—	—	(363)	(2.7)	(252)	(1.2)
In-process research and development	—	—	—	—	717	3.5
Nondeductible goodwill amortization and merger costs	8	(0.1)	—	—	1,751	8.7
Nontaxable interest income	(14)	0.1	(323)	(2.5)	(504)	(2.5)
State income taxes and other	222	2.2	(368)	(2.8)	(939)	(4.6)
Extra-territorial income exclusion benefit	—	—	(334)	(2.5)	(540)	(2.7)

Income tax expense (benefit)	$3,680	37.2%	$(6,036)	(45.5)%	$(6,838)	(33.8)%

Income tax expense (benefit) and cash paid for income taxes are as follows:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Federal	$2,461	$(5,128)	$(6,708)
State and local	418	(219)	—
Foreign	324	—	—

Total current income taxes	3,203	(5,347)	(6,708)

Deferred - federal	814	(689)	(130)
Deferred - state and local	(247)	—	—
Deferred - foreign	(90)	—	—

Total deferred income taxes	477	(689)	(130)

Total income tax expense (benefit)	$3,680	$(6,036)	$(6,838)

Income taxes paid	$1,593	$54	$54

Income taxes refunded	$422	$5,453	$1,212

The current federal and state provisions do not reflect the tax savings resulting from deductions associated with the Company’s stock option plans. These savings were approximately $720,000 in 2003 and were credited to additional paid in capital. Tax savings from these deductions were not significant in 2002 and 2001.

Income from discontinued operations before income tax expense (see Note 4) was $10.4 million, $4.2 million and $2.3 million for the years ended December 31, 2003, 2002 and 2001, respectively, and was all derived in the U.S. The following table is a reconciliation from the U.S. statutory rate to the effective tax rate for discontinued operations:

	Year Ended December 31,
	2003		2002		2001
	Amount	%	Amount	%	Amount	%
	(in thousands)
Income tax expense at statutory rate	$3,656	35.0%	$1,470	35.0%	$816	35.0%
State income taxes and other	476	4.6	189	4.6	106	4.6

Income tax expense	$4,132	39.6%	$1,659	39.6%	$922	39.6%

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred taxes result from temporary differences relating to items that are expensed for financial reporting, but are not currently deductible for income tax purposes. Significant components of the Company’s deferred tax assets and income tax receivable as of December 31, 2003 and 2002 are as follows:

	December 31,
	2003	2002
	(in thousands)
Deferred tax assets (liabilities):
Accounts receivable allowances	$484	$500
Inventories	368	700
Depreciation and amortization	(250)	308
Accrued compensation, benefits and stock-based compensation	417	828
Amortization of intangibles related to acquisition	1,705	2,562
Deferred maintenance and other revenue	492	—
Net operating losses	90	—
Research and experimentation credit carryforwards	—	360
Intangible assets	(329)	(381)
Other	139	(1,178)

Total deferred tax assets	3,116	3,699
Income tax receivables	—	2,155

Total deferred tax assets and income tax receivable	$3,116	$5,854

18. Geographic Revenue, Long-Lived Assets and Significant Customers

The Company achieves broad U.S. market coverage for its products primarily through a nationwide network of computer-oriented value-added resellers. Information regarding the Company’s operations in different geographic areas is set forth below. Revenue and identifiable assets are reported based on the location of the Company’s customers.

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Revenue:
U.S.	$64,549	$54,039	$50,904
Canada	3,789	2,554	2,578
United Kingdom	2,531	2,081	5,157
Other	12,417	12,582	10,682

Total net revenue	$83,286	$71,256	$69,321

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Long-Lived Assets:
U.S.	$19,421	$18,384	$28,434
Canada	6,325	—	—
United Kingdom	6	44	66
Other	1,099	623	—

Total long-lived assets	$26,851	$19,051	$28,500

Revenue from the acceleration of the OEM agreement with Cisco (Note 14) represented 14.3% of the Company’s net revenue for the year ended December 31, 2003. Excluding revenue from the Cisco OEM agreement, no single customer represented more than 10% of the Company’s net revenue for the years ended December 31, 2003, 2002 and 2001.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

19. Legal Proceedings

One of the services provided by MediaTel Corporation (“MediaTel”), a wholly owned subsidiary of Captaris, was the transmission of facsimile advertisements to travel industry participants on behalf of travel service providers. MediaTel held a license to use a database supplied by Northstar Travel Media that lists recipients for these facsimile advertisements. All of the assets of MediaTel were sold to a subsidiary of PTEK Holdings, Inc. (“PTEK”) on September 1, 2003. On or about July 29, 2003, Travel 100 Group, Inc. (“Travel 100”) filed two lawsuits in Circuit Court in Cook County, Illinois, one against Mediterranean Shipping Company (“Mediterranean”) and another against The Melrose Hotel Company (“Melrose”). The complaints are substantially identical in form and allege violations of the Telephone Consumer Protection Act in connection with the receipt of facsimile advertisements that were transmitted by MediaTel. Each complaint seeks injunctive relief and unspecified damages, and certification as a class action on behalf of Travel 100 and others similarly situated that received the facsimile advertisements.

MediaTel contracted with a third party to provide facsimile advertising services for Mediterranean. The third party, in turn, contracted with Mediterranean. Melrose contracted directly with MediaTel for transmission of the facsimile advertisements. In its answer filed on September 23, 2003, Mediterranean named Captaris as a third-party defendant and asserted that to the extent that Mediterranean is liable, Captaris should be liable under theories of indemnification or contribution for any damages suffered by Mediterranean. Similarly, in its answer filed on October 14, 2003, Melrose named Captaris, as well as PTEK, as third-party defendants based on allegations of breach of contract and claims for contribution. In response to Mediterranean’s third-party complaint, Captaris filed its answer on November 3, 2003, denying the allegations filed by Mediterranean and further answering by way of affirmative defenses that to the extent Captaris is found liable for any damages allegedly suffered by plaintiffs or any third-party plaintiffs in this action, Captaris is entitled to indemnification and/or contribution from other non-parties to this action. Captaris filed a similar answer to Melrose’s complaint on November 20, 2003. The outcome of these matters, including the plaintiff’s success in achieving class certification, is uncertain.

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

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

20. Allowances for Doubtful Accounts and Sales Returns

	Balance at beginning of year	Charged to costs and expenses	Deductions	Balance at end of year
	(in thousands)
Year ended December 31, 2003
Allowance for doubtful accounts	$1,429	$1,134	$1,294	$1,269
Allowance for sales returns	1,178	564	1,205	536

Total	$2,607	$1,698	$2,499	$1,805

Year ended December 31, 2002
Allowance for doubtful accounts	$1,514	$373	$458	$1,429
Allowance for sales returns	1,367	1,674	1,863	1,178

Total	$2,881	$2,046	$2,321	$2,607

Year ended December 31, 2001
Allowance for doubtful accounts	$746	$1,324	$556	$1,514
Allowance for sales returns	1,387	1,459	1,479	1,367

Total	$2,133	$2,783	$2,035	$2,881

21. Employee Savings Plan

The Company offers a 401(k) profit-sharing plan to substantially all of its employees. Company matching contributions are determined annually and are at the discretion of the Board of Directors. During the years ended December 31, 2003, 2002 and 2001, employer-matching contributions totaled $198,000, $677,000 and $535,000, respectively.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

22. Condensed Consolidated Quarterly Financial Data (unaudited)

	Quarter Ended
	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
	(in thousands, except per share data)
Net revenue	$15,700	$18,139	$18,079	$31,368	$15,801	$16,766	$17,065	$21,624
Gross profit	9,905	11,699	11,159	25,029	9,732	10,743	10,447	13,254
Operating income (loss)	(2,818)	116	(4)	10,947	(5,361)	(7,362)	(946)	(1,833)
Other income, net	409	350	279	619	366	505	494	857
Income (loss) from continuing operations	(1,520)	332	170	7,236	(2,579)	(4,408)	(248)	(9)
Income (loss) from discontinued operations (1)	542	376	5,751	(354)	471	660	611	793
Cumulative effect of change in accounting principle (2)	—	—	—	—	(2,695)	—	—	—

Net income (loss)	$(978)	$708	$5,921	$6,882	$(4,803)	$(3,748)	$363	$784

Basic net income (loss) per common share
Income (loss) from continuing operations	$(0.05)	$0.01	$0.00	$0.22	$(0.08)	$(0.14)	$(0.01)	$(0.00)
Income (loss) from discontinued operations	0.02	0.01	0.19	(0.01)	0.01	0.02	0.02	0.02
Cumulative effect of change in accounting principle	—	—	—	—	(0.08)	—	—	—

Basic net income (loss) per share (3)	$(0.03)	$0.02	$0.19	$0.21	$(0.15)	$(0.12)	$0.01	$0.02

Diluted net income (loss) per common share
Income (loss) from continuing operations	$(0.05)	$0.01	$0.01	$0.22	$(0.08)	$(0.14)	$(0.01)	$(0.00)
Income (loss) from discontinued operations	0.02	0.01	0.18	(0.01)	0.01	0.02	0.02	0.02
Cumulative effect of change in accounting principle	—	—	—	—	(0.08)	—	—	—

Diluted net income (loss) per share (3)	$(0.03)	$0.02	$0.19	$0.21	$(0.15)	$(0.12)	$0.01	$0.02

Weighted average shares used in the calculation of:
Basic net income (loss) per share	30,220	30,311	30,597	32,232	31,824	31,876	31,914	31,530
Diluted net income (loss) per share	30,220	30,816	31,583	33,067	31,824	31,876	31,914	31,530

(1)	Represents reclassification of MediaLinq division, which was sold on September 1, 2003, to discontinued operations. Prior periods have been adjusted for consistent presentation.
(2)	The cumulative effect of change in accounting principle is shown as occurring in the first quarter as required by accounting principles generally accepted in the U.S.
(3)	Income (loss) per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income (loss) per share amounts will not necessarily equal the total for the year.

23. Subsequent Event

During the first quarter of 2004, we repurchased 423,700 shares of our common stock at an average price of $5.80 per share, totaling $2.5 million under our previously announced stock repurchase program. Approximately $9.5 million remains available under the plan to repurchase shares. We may repurchase shares in the future subject to open trading windows, overall market conditions, stock prices and our cash position and requirements going forward.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

In connection with the completion of its audit for the two years ended December 31, 2002, our independent auditors, Deloitte and Touche LLP (“D&T”), formally advised our management and the Audit Committee of our Board of Directors of certain deficiencies that exist in the design or operation of our internal accounting controls. These deficiencies were discussed in our Annual Report on Form 10-K and resulted in the restatement of the financial statements for the year ended December 31, 2001. Our independent accountants issued a material weakness letter under standards established by the American Institute of Certified Public Accountants (“AICPA”).

In the current year, these deficiencies contributed to a computational error in the calculation of compensation expense for options subject to variable accounting, resulting in a restatement of our 2003 quarterly financial results. Our independent auditors advised our management and the Audit Committee of our Board of Directors of certain deficiencies in the internal control structure for the year ended December 31, 2003, which, although not as significant as a material weakness, constitute a reportable condition in our internal control structure under standards established by the AICPA.

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company has evaluated the internal control deficiencies and the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(3)) as of the end of the period covered by this report (the “Evaluation”). During the course of the Evaluation, the CEO and CFO took note of, and considered as part of the Company’s disclosure controls and procedures, the additional procedures performed and controls instituted by the Company to supplement its internal controls in order to mitigate the effect of the deficiencies and to prevent misstatements or omissions in its consolidated financial statements. Based on the Evaluation, the CEO and CFO concluded, that the Company’s disclosure controls and procedures, including the additional procedures, were effective as of the end of the quarter to ensure that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported within the appropriate time periods.

The Company has made, and will continue to make, improvements to its policies, procedures, systems and staff who have significant roles in internal control to address the internal control deficiencies identified by D&T. Key improvements during the year include hiring a new Chief Financial Officer and Corporate Controller in the third and fourth quarter of 2003, respectively. The Company will continue to improve and enhance the design of control processes and procedures and upgrade its staff to strengthen internal controls. The steps being taken to correct the weaknesses and deficiencies identified by D&T constitute changes that materially affected the Company’s internal control over financial reporting during the most recent fiscal quarter.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the sections captioned “Election of Directors”, “Directors Continuing in Office”, “Board of Directors and Corporate Governance”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in Captaris, Inc.’s proxy statement for its 2004 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2003.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections captioned “Board of Directors and Corporate Governance” and “Executive Compensation” contained in Captaris, Inc.’s proxy statement for its 2004 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2003.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

None.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to Captaris, Inc.’s proxy statement for its 2004 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2003.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the section captioned “Independent Public Accountants” contained in Captaris, Inc.’s proxy statement for its 2004 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2003.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) List of documents filed as part of this report

(1) Index to Consolidated Financial Statements

• Report of Independent Auditors (Deloitte & Touche LLP)	34
• Consolidated Balance Sheets—December 31, 2003 and 2002	35
• Consolidated Statements of Operations—Years ended December 31, 2003, 2002 and 2001	36
• Consolidated Statements of Shareholders’ Equity—Years ended December 31, 2003, 2002 and 2001	37
• Consolidated Statements of Cash Flows—Years ended December 31, 2003, 2002 and 2001	38
• Notes to Consolidated Financial Statements	39

(2) Index to Financial Statement Schedules

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

(3) Exhibit Index

Exhibit No.	Exhibit Description

2.1	Asset Purchase Agreement, by and among Captaris, Inc., MediaTel Corporation (Delaware) and Xpedite Systems, Inc. dated September 15, 2003. (A) (Exhibit 2.1)

2.2	Agreement for Purchase and Sale of Assets dated September 29, 2003 by and among Sound Advantage, LLC, Applied Voice & Speech Technologies and Captaris, Inc. (B) (Exhibit 2.2)

3.1	Restated Articles of Incorporation of Captaris, Inc. (C) (Exhibit 3.1)

3.2	Designation of Rights and Preferences of Series A Participating Cumulative Preferred Stock. (D) (Exhibit 3.2)

3.3	Amended and Restated Bylaws of Captaris, Inc. (L) (Exhibit 3.3)

4.1	Rights Agreement, dated as of January 24, 2001, between Captaris, Inc. and Mellon Investor Services, LLC. (E) (Exhibit 4.1)

10.1	1994 Non-Employee Directors Stock Option Plan. (C) (Exhibit 10.1)

10.2	Captaris, Inc. Restated 1989 Stock Option Plan. (F) (Exhibit 10.2)

10.3	Management Incentive Compensation Plan. (C) (Exhibit 10.3)

10.5	Lease Agreement, dated August 15, 2002, between BTC Seattle LLC and Captaris, Inc. (J) (Exhibit 10.5)

10.6	Amended Patent License Agreement dated September 29, 1995 between Syntellect Technology Corp. and Captaris, Inc. (G) (Exhibit 10.6)

10.7	Master Software Manufacturing License Agreement dated June 11, 1992 between Intelligent Environments Inc. and Captaris, Inc., as amended. (C) (Exhibit 10.7)

10.8	Loan Agreement and Promissory Note dated July 30, 2001, between U.S. Bank of Washington and Captaris, Inc. (D) (Exhibit 10.8)

10.9	Captaris, Inc. 2000 Non-Officer Employee Stock Compensation Plan. (I) (Exhibit 10.9)

10.10	Employment Agreement dated October 26, 2000, between Captaris, Inc. and David Anastasi. (I) (Exhibit 10.10)

10.11	Nonqualified Stock Option Letter Agreement dated November 15, 2000, between Captaris, Inc. and David Anastasi. (I) (Exhibit 10.11)

10.12	Nonqualified Stock Option Letter Agreement dated October 22, 1997, between Captaris, Inc. and Max Anhoury. (K) (Exhibit 10.12)

10.13	Nonqualified Stock Option Letter Agreement dated October 22, 1997, between Captaris, Inc. and Lloyd Johnson. (K) (Exhibit 10.13)

10.14	Letter Agreement dated March 9, 2004, Amendment to the Employment Agreement with David Anastasi. (L)

10.15	Separation Agreement dated May 23, 2003, between Captaris, Inc. and Jeffrey B. deCillia. (L)

10.16	Extension Agreement dated May 23, 2003, between Captaris, Inc. and Jeffrey B. deCillia. (L)

10.17	Extension Agreement dated June 27, 2003, between Captaris, Inc. and Jeffrey B. deCillia. (L)

10.18	Second Extension Agreement dated June 27, 2003, between Captaris, Inc. and Jeffrey B. deCillia. (L)

10.19	Separation Agreement dated June 27, 2003, between Captaris, Inc. and Jeffrey B. deCillia. (L)

10.20	Resignation and Release Agreement dated December 19, 2003, between Captaris, Inc. and Jeffrey B. deCillia. (L)

21.1	Subsidiaries of Captaris, Inc. (L)

23.1	Consent of Deloitte & Touche LLP. (L)

31.1	Rule 13a-14(a) Certification (Chief Executive Officer) (L)

31.2	Rule 13a-14(a) Certification (Chief Financial Officer) (L)

32.1	Section 1350 Certification (Chief Executive Officer) (L)

32.2	Section 1350 Certification (Chief Financial Officer) (L)

(A)	Previously filed with, and incorporated herein by reference to, designated exhibits to the Current Report on Form 8-K filed on September 17, 2003 with the Securities and Exchange Commission; File No. 0-25186
(B)	Previously filed with, and incorporated herein by reference to, designated exhibits to the Current Report on Form 8-K filed on October 21, 2003 with the Securities and Exchange Commission; File No. 0-25186
(C)	Previously filed with, and incorporated herein by reference to, designated exhibits to Registration Statement on Form S-1 of Captaris, Inc., File No. 333-85452.
(D)	Previously filed with, and incorporated by reference to, designated exhibits to the Company’s 2001 Annual Report on Form 10-K, File No. 0-25186.
(E)	Previously filed with, and incorporated by reference to, designated exhibit to the Company’s Registration Statement on Form 8-A, filed on February 2, 2001, File No. 0-25186.
(F)	Previously filed with, and incorporated by reference to, designated exhibit to Registration Statement on form S-8 of Captaris, Inc., File No. 333-38570.
(G)	Previously filed with, and incorporated by reference to, designated exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 0-25186.
(H)	Previously filed with, and incorporated by reference to, designated exhibit to the Company’s 1999 Annual Report on Form 10-K, File No. 0-25186.
(I)	Previously filed with, and incorporated by reference to, designated exhibit to the Company’s 2000 Annual Report on Form 10-K, File No. 0-25186.
(J)	Previously filed with, and incorporated by reference to, designated exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 0-25186.
(K)	Previously filed with, and incorporated by reference to, designated exhibit to the Company’s Registration Statement on Form S-8, File No. 333-42279.
(L)	Filed herewith.
#	Confidential treatment requested for a portion of this agreement.

(b) Reports on Form 8-K

The Company filed the following Current Reports on Form 8-K during the fourth quarter of 2003:

•	Current Report on Form 8-K (Items 5 and 7) filed on October 1, 2003, regarding the acquisition of Teamplate, Inc.

•	Current Report on Form 8-K/A (Item 7) was filed on October 22, 2003 as Amendment No. 1 to the Current Report on Form 8-K filed on September 17, 2003, to provide the pro forma financial statements required by Item 7(b) of Form 8-K, which information was impracticable to provide at the time the Company filed the Current Report on Form 8-K filed on September 17, 2003.

•	Current Report on Form 8-K (Items 2 and 7) filed on October 22, 2003, announcing the sale of the Company’s CallXpress product line, providing pro forma financial information and the asset purchase agreement.

•	Current Report on Form 8-K (Item 5) filed on December 12, 2003, regarding the Company’s annual meeting of shareholders and shareholder proposal deadline.

(c) Exhibits

The Exhibits required by this item are listed under Item 15 (a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bellevue, State of Washington, on the 19th day of March 2004.

CAPTARIS, INC.

By:	/s/ DAVID P. ANASTASI
David P. Anastasi President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated below on the 19th day of March 2004.

Signature	Title

/S/ DAVID P. ANASTASI David P. Anastasi	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ PETER PAPANO Peter Papano	Chief Financial Officer and Secretary

/S/ GINA M. MEYERS Gina M. Meyers	Corporate Controller and Chief Accounting Officer

/S/ BRUCE L. CROCKETT Bruce L. Crockett	Chairman of the Board

/S/ JAMES S. CAMPBELL James S. Campbell	Director

/S/ ROBERT L. LOVELY Robert L. Lovely	Director

/S/ ROBERT F. GILB Robert F. Gilb	Director

/S/ JOHN A. KELLEY, JR. John A. Kelley, Jr.	Director

/S/ PATRICK J. SWANICK Patrick J. Swanick	Director

/S/ THOMAS M. MURNANE Thomas M. Murnane	Director