Form 10-Q
period 2004-03-31
CAPTARIS INC
filed 2004-05-10
CIK 931784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

The number of outstanding shares of the registrant’s common stock as of May 3, 2004 was 32,125,319.

CAPTARIS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2004

PART I.

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

CAPTARIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$6,759	$41,896
Short-term investments, available for sale	50,435	28,081
Accounts receivable, net	12,450	13,638
Inventories	1,495	1,973
Prepaid expenses and other	3,165	2,516
Deferred income tax assets	2,497	1,770

Total current assets	76,801	89,874
Long-term investments, available for sale	34,468	25,684
Restricted cash	1,000	1,000
Equipment and leasehold improvements, net	4,519	4,605
Intangible and other assets, net	6,400	6,705
Goodwill	15,543	15,541
Deferred income tax assets	1,452	1,346

Total assets	$140,183	$144,755

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,324	$4,875
Accrued compensation and benefits	2,410	4,403
Other accrued liabilities	1,383	1,393
Income taxes payable	1,884	2,999
Deferred revenue	11,927	10,257

Total current liabilities	20,928	23,927

Commitments and contingencies (Note 7)

Redeemable common stock	3,000	3,000

Shareholders’ equity:
Preferred stock, par value $0.01 per share, 2,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 120,000 shares authorized; 32,120 and 32,358 outstanding, respectively	316	318
Additional paid-in capital	66,002	67,453
Retained earnings	49,661	49,681
Accumulated other comprehensive income	276	376

Total shareholders’ equity	116,255	117,828

Total liabilities and shareholders’ equity	$140,183	$144,755

See the accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended March 31,
	2004	2003
Net revenue	$18,175	$15,700
Cost of revenue	6,168	5,795

Gross profit	12,007	9,905
Operating expenses:
Research and development	2,131	2,357
Selling, general and administrative	10,071	9,826
Amortization of intangibles	103	56
Stock compensation expense	4	484

Total operating expenses	12,309	12,723
Operating loss	(302)	(2,818)
Other income (expense):
Interest	339	452
Other, net	(69)	(43)

Other income, net	270	409
Loss from continuing operations before income tax benefit	(32)	(2,409)
Income tax benefit	12	889

Loss from continuing operations	(20)	(1,520)
Discontinued operations:
Income from operations of MediaLinq, net of income taxes	—	542

Net loss	$(20)	$(978)

Basic and diluted loss per common share from continuing operations	$0.00	$(0.05)
Basic and diluted income per common share from discontinued operations	0.00	0.02

Basic and diluted net loss per common share	$0.00	$(0.03)

Weighted average basic and diluted common shares	32,293	30,220

See the accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarter Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(20)	$(978)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	950	1,137
Stock compensation expense	4	624
Stock issued for consulting services	—	6
Bad debt provision	33	184
Changes in assets and liabilities:
Accounts receivable	1,103	2,082
Inventories	478	743
Prepaid expenses and other	(655)	(556)
Deferred income tax assets	(502)	(176)
Accounts payable	(1,549)	(1,720)
Accrued compensation and benefits	(1,988)	(751)
Other accrued liabilities	—	(1,120)
Income taxes payable	(1,115)	—
Deferred revenue	1,673	190

Net cash used by operating activities	(1,588)	(335)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(560)	(997)
Purchase of investments	(53,044)	(17,166)
Purchase of businesses, net of cash acquired	(70)	—
Proceeds from sale and maturities of investments	21,910	21,236

Net cash (used) provided by investing activities	(31,764)	3,073

Cash flows from financing activities:
Proceeds from exercise of common stock options	687	114
Repurchase of common stock	(2,476)	—

Net cash (used) provided by financing activities	(1,789)	114

Net (decrease) increase in cash	(35,141)	2,852

Effect of exchange rate changes on cash	4	(34)
Cash and cash equivalents at beginning of period	41,896	21,971

Cash and cash equivalents at end of period	$6,759	$24,789

See the accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Quarter ended March 31, 2004

1. Interim Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated balance sheets and related interim condensed consolidated statements of operations and cash flows have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments considered necessary for fair presentation have been included. Interim results are not necessarily indicative of results for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual amounts may differ from those estimates. The Company’s results of operations may fluctuate as a result of seasonal factors. Historically, the Company’s business experiences seasonality with a sequential decline in revenue during the first quarter compared to the fourth quarter of the prior year, and fourth quarter revenue tends to be the largest quarter for revenue during the year.

On September 1, 2003, we completed the sale of our MediaLinq division. As such, MediaLinq’s results of operations for the quarter ended March 31, 2003 have been reclassified as discontinued operations.

Certain prior-period balances have been reclassified to conform to the current period presentation.

2. Segment Reporting

Historically, the Company classified its business into two major segments: Software Products and E-document Services. In September 2003, the Company sold its E-document services operating segment, MediaLinq. As a result of the sale, the Company now operates in only one operating segment.

The Company’s revenue by country, as determined by shipping destination, was as follows:

	Quarter ended March 31,
	2004	2003
	(in thousands)
United States	$13,738	$11,388
United Kingdom	769	771
Canada	261	619
Other	3,408	2,922

Total net revenue	$18,175	$15,700

3. Stock Compensation

During the second quarter of 2001, the Company offered a limited non-compulsory exchange of employee stock options on a less than one-for-one basis. The exchange (which closed on July 10, 2001) resulted in the voluntary cancellation of employee stock options to purchase 3,135,720 shares of our common stock with varying exercise prices greater than $10.00 per share in exchange for 1,286,790 employee stock options with an exercise price of $2.11. The option exchange offer resulted in variable accounting treatment for a total of 1,993,250 options, representing the 1,286,790 new options granted in the exchange, as well as all employee options modified during the year. Variable accounting will continue until all options subject to variable accounting treatment are exercised, cancelled or expire. Variable accounting treatment will result in charges or credits, recorded to “stock compensation,” dependent on fluctuations in quoted prices for the Company’s common stock, and the number of stock options subject to variable accounting that are outstanding for the period, neither of which can be predicted. At March 31, 2004 and 2003, the Company had 230,703 and 1,282,806 options outstanding subject to variable accounting. The Company recorded charges of $4,000 and $624,000 for the first quarter of 2004 and 2003, respectively. The stock compensation charge for the first quarter of 2003 included $484,000 recorded in operating expenses and $140,000 recorded in discontinued operations.

Allocation of stock compensation charges to the operating expense categories is as follows:

	Quarter Ended March 31,
	2004	2003
	(in thousands)
Cost of revenue	$1	$47
Research and development	(2)	111
Selling, general and administrative	5	326

Total operating expense	4	484
Discontinued operations	—	140

Total stock compensation expense	$4	$624

The Company accounts for stock options under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized other than for stock options subject to variable accounting treatment, as there is no difference between the exercise price and fair market value at the date of grant. Had compensation cost for stock option grants been determined using the fair value method consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net loss and loss per share would have been as shown in the following pro forma amounts:

	Quarter Ended March 31,
	2004	2003
	(in thousands, except per share data)
Net loss, as reported	$(20)	$(978)
Add: Stock compensation expense, as reported, net of income taxes	2	384
Deduct: Total stock compensation expense determined under fair value based method for all awards, net of income taxes	586	422

Net loss, pro forma	$(604)	$(1,016)

Net loss per share:
Basic and diluted – as reported	$(0.00)	$(0.03)
Basic and diluted – pro forma	$(0.02)	$(0.03)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Quarter Ended March 31,
	2004	2003
Dividend yield	0.0%	0.0%
Volatility	53%	69%
Risk-free interest rate	1.94%	2.81%
Expected life (in years)	3	5

After filing our amended quarterly report on Form 10-Q/A for the quarter ended March 31, 2003 which was filed on March 12, 2004, we discovered a computational error in the calculation of pro forma net loss and pro forma net loss per share for the quarter ended March 31, 2003, which caused the amounts of pro forma net loss and pro forma net loss per share to be understated. Accordingly, we have restated this disclosure to reflect the proper amounts of pro forma net loss and pro forma net loss per share for the quarter ended March 31, 2003.

The table below indicates the amounts of pro forma net loss and pro forma net loss per share as previously reported and as restated:

	Quarter Ended March 31, 2003
	As Previously Reported	As Restated
Net loss, as reported	$(978)	$(978)
Add: Stock compensation expense, as reported, net of income taxes	384	384
Deduct: Total stock compensation expense determined under fair value based method for all awards, net of income taxes	290	422

Pro forma net loss	$(884)	$(1,016)

Net loss per share:
Basic and diluted - as reported	$(0.03)	$(0.03)
Basic and diluted - pro forma	$(0.03)	$(0.03)

4. Net Loss Per Share

Basic net loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the quarter. Diluted net loss per common share was computed by dividing net loss by the sum of (1) the weighted average number of shares of common stock outstanding during the quarter and (2) net additional shares that would have been issued had all dilutive options been exercised less shares that would be repurchased with the proceeds from such exercise. Dilutive options are those that have an exercise price that is less than the average stock price during the period.

The following table sets forth the computation of basic and diluted loss per common share:

	Quarter ended March 31,
	2004	2003
	(in thousands, except per share data)
Numerator:
Loss from continuing operations	$(20)	$(1,520)
Income from discontinued operations	—	542

Net loss	$(20)	$(978)

Denominator:
Weighted average shares outstanding – basic	32,293	30,220
Dilutive effect of common shares from stock options	—	—

Weighted average shares outstanding – diluted	32,293	30,220

Basic and diluted net loss per share:
Loss from continuing operations	$0.00	$(0.05)
Income from discontinued operations	—	0.02

Net loss	$0.00	$(0.03)

Potentially issuable common shares under outstanding stock options of 2,274,379 and 1,128,852 were excluded from the calculation of diluted shares outstanding for the quarters ended March 31, 2004 and 2003, respectively, as they were antidilutive.

5. Changes in Shareholders’ Equity

(in thousands, except share data)	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity	Total Comprehensive Loss
Balance at January 1, 2004[1]	32,357,675	$318	$67,453	$376	$49,681	$117,828
Exercise of stock options	185,623	2	685	—	—	687
Repurchase of common stock	(423,700)	(4)	(2,471)	—	—	(2,475)
Stock compensation expense	—	—	4	—	—	4
Stock option income tax benefit	—	—	331	—	—	331
Unrealized gain on investments, net of income tax benefit of $1	—	—	—	2	—	2	2
Foreign currency translation adjustment	—	—	—	(102)	—	(102)	(102)
Net loss	—	—	—	—	(20)	(20)	(20)

Balance at March 31, 2004[1]	32,119,598	$316	$66,002	$276	$49,661	$116,255	$(120)

1.	Includes 574,727 shares of redeemable common stock issued on October 3, 2003.

Total comprehensive loss was $120,000 and $82,000 for the quarters ended March 31, 2004 and 2003.

6. Repurchase Program

Pursuant to a stock repurchase program approved by the Company’s Board of Directors in July 2003, in which the Board authorized the Company to repurchase up to $15.0 million of our common stock, we repurchased $2.5 million of our common stock in the first quarter of 2004. As of March 31, 2004, approximately $9.6 million remained available to repurchase shares under this program. On May 4, 2004, the Company’s Board of Directors allocated an additional $5.4 million in funds for the Company’s stock repurchase program. As of May 4, 2004, $15.0 million of funds are available to the program. We may repurchase shares in the future subject to open trading windows, overall market conditions, stock prices and our cash position and requirements going forward. The repurchase program will continue until the earlier of (a) such time when the maximum dollar amount authorized is repurchased or (b) the Board determines to discontinue the repurchase program.

7. Commitments and Contingencies

The Company periodically receives letters and other communications from third parties asserting patent rights and requesting royalty payments and will probably receive additional claims in the future. For example, over the past six years, the Company has been involved in intermittent communications with Avaya, which was spun off from Lucent Technologies in 2001. Over this period of time, Lucent/Avaya asserted that the Company was infringing on their patents or technology, eventually identifying 10 patents as including claims that allegedly cover the Company’s current or former products and/or services. Several communications and meetings between the Company and Lucent/Avaya have occurred. The Company has also been in communication with BellSouth since December of 2001, at which time BellSouth asserted that the Company was infringing on two of its patents. Analysis of both patents in light of the Company’s current and former products/services is still underway. The last communication with representatives of BellSouth was on June 19, 2003. The ultimate outcome of these matters cannot presently be determined. As such, we have not recorded an accrual for these exposures. Accordingly, the ultimate resolution of these matters could have a material adverse effect on the Company’s financial position, cash flow and results of operations.

On September 15, 2003, Captaris and its wholly-owned subsidiary, MediaTel Corporation (Delaware) (“MediaTel”), entered into an asset purchase agreement, effective as of September 1, 2003, to sell the assets of MediaLinq, an outsourced division of Captaris operated by MediaTel, to PTEK Holdings, Inc. and its wholly-owned subsidiary, Xpedite Systems, Inc. (“Xpedite”). MediaLinq provides outsourced e-document delivery services. The Company is contingently obligated to indemnify Xpedite against claims resulting from various representations and warranties made by the Company. At March 31, 2004, Xpedite has made an indemnification claim to the Company related to amounts billed by Qwest Communications. The Company believes the claim is unfounded and intends to defend it vigorously. The ultimate outcome of this claim is currently uncertain and could have a material adverse effect on the Company’s financial position, cash flow and results of operations. We have not recorded an accrual for this exposure.

On September 29, 2003, Captaris announced the sale of its CallXpress product line, which primarily includes the Captaris voice and unified messaging assets, to Sound Advantage, LLC (“Sound Advantage”), a California limited liability company. Under the terms of the agreement, Sound Advantage acquired the CallXpress product line for $2.5 million in cash and will pay up to an additional $1.0 million per year over a three year period beginning January 1, 2004 pursuant to an earn out arrangement, which is based on achievement of specified revenue targets for the CallXpress business. In addition, Captaris was issued a 10 percent equity interest in Applied Voice and Speech Technologies, Inc. (“AVST”), a newly formed company established by Sound Advantage to acquire and operate the combined CallXpress and Sound Advantage businesses. RightFax will continue to be a part of AVST’s Unified Messaging offering, based on an ongoing OEM agreement. Also, the Company agreed to indemnify AVST against claims resulting from various representations and warranties made by the Company. At March 31, 2004 no indemnification claims have been made by AVST.

8. Legal Proceedings

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

MediaTel contracted with a third party to provide facsimile advertising services for Mediterranean. The third party, in turn, contracted with Mediterranean. Melrose contracted directly with MediaTel for transmission of the facsimiles. In its answer filed on September 23, 2003, Mediterranean named Captaris as a third-party defendant and asserted that to the extent that Mediterranean is liable, Captaris should be liable under theories of indemnification or contribution for any damages suffered by Mediterranean. Similarly, in its answer filed on October 14, 2003, Melrose named Captaris, as well as PTEK, as third-party defendants based on allegations of breach of contract and claims for contribution. In response to Mediterranean’s third-party complaint, Captaris filed its answer on November 3, 2003, denying the allegations filed by Mediterranean and further answering by way of affirmative defenses that to the extent Captaris is found liable for any damages allegedly suffered by plaintiffs or any third-party plaintiffs in this action, Captaris is entitled to indemnification and/or contribution from other non-parties to this action. Captaris filed a similar answer to Melrose’s complaint on November 20, 2003. The outcome of these matters, including the plaintiff’s success in achieving class certification, is uncertain. We have not recorded an accrual related to this exposure.

The ultimate outcome of these matters, discussed above, cannot presently be determined. Accordingly, the ultimate resolution of these matters could have a material adverse effect on the Company’s financial position, cash flow and results of operations.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this document and the 2003 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 19, 2004.

The following discussion of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Words such as “believes,” “expects,” “anticipates,” “intends,” “plans” and similar expressions are intended to identify forward-looking statements. Captaris’ actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described below and under the caption “Factors that May Affect Our Business, Future Operating Results, Financial Condition and Market Price of Our Stock”. These factors may cause our actual results to differ materially from any forward-looking statements. We undertake no obligation to publicly release any revisions to these forward-looking statements, which apply only as of the date of this Form 10-Q, that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by securities laws.

Overview

We are a provider of business information delivery solutions that integrates process and automates the flow of messages, data and documents primarily for medium and large-sized enterprises, which we consider to be enterprises with more than 100 employees. We produce a suite of products and services, in partnership with leading enterprise technology companies, delivered through a global distribution network in more than 40 countries. These products address the fax server, network fax, production fax, e-document delivery, enterprise fax, business process automation/workflow and mobile business markets and are primarily distributed through independent distributors and value added resellers. Our products run on off-the-shelf server hardware, Windows NT, Windows 2000, Microsoft.NET and interface with a wide variety of telephony and computer equipment.

We sell our products primarily through an indirect channel of resellers and distributors, as well as through direct sales, Original Equipment Manufacturers (“OEMs”) and private label agreements. Our data oriented enhanced fax products include RightFax and RightFax Enterprise, the Company’s Local Area Network (“LAN”) based fax server lines for Windows based operating systems and the RightFax Production System, a high-volume production-oriented server that enables fax and other forms of electronic transmission for electronic commerce applications. We acquired our business automation product line, Teamplate, on September 30, 2003. Teamplate is a fully Microsoft.NET compliant workflow product that automates many intra-departmental, inter-departmental and inter-company processes with thorough rules logic and an intuitive interface. The suite of products includes Teamplate.NET full license, Teamplate Enterprise, Teamplate Solutions and Teamplate Wizards for popular Microsoft Office, SharePoint, Exchange and Content Management System (“CMS”) software. The mobility-oriented products, acquired from Infinite Technologies (“Infinite”) in 2001, add a key competitive differentiator to our document delivery and business process automation products by allowing customers to use our products to receive and access information from a wide variety of web-enabled devices.

During the first quarter of 2004, we continued to make progress in our six strategic areas of focus: enhancing our reseller channel, global accounts, strategic partnerships, solutions, vertical and regulatory initiatives and executing on our recent acquisitions. Total revenue for the first quarter of 2004 increased 15.8% to $18.2 million, from $15.7 million in the same period last year. Prior year results included $2.3 million of revenue from the CallXpress product line, which we divested in September 2003. Our revenue growth during the first quarter is primarily attributable to a 29.8% increase in RightFax revenue and the addition of the Teamplate product line. This was our second quarter with the Teamplate product line and we are currently in the market expansion stage with this product.

Even with our strategic investment in Teamplate, we have begun to see operating leverage in our business model and expect to build on this leverage as the year progresses. Our gross margin for the first quarter of 2004 improved to 66.1% compared to 63.1% for the first quarter of 2003 due to improved efficiency and scale in the RightFax product line and the disposition of the CallXpress product line. Operating expenses decreased $0.4 million in the first quarter of 2004 compared to the same period last year, or approximately 3%, through more disciplined program spending and hiring. As a result of the revenue growth and improved operating leverage, operating loss declined by $2.5 million compared to the prior year. Net loss decreased from $978,000 in the first quarter of 2003 to $20,000 during the same period in 2004.

Consolidated cash and investments at March 31, 2004 were $91.7 million, a decrease of $4.0 million from December 31, 2003. Our first quarter typically has a high demand for cash due to the timing of payments for annual incentive programs, insurance and software licenses. In addition, we were required to pay estimated 2003 income tax during the first quarter of 2004 and we used $2.5 million of cash to repurchase common stock during the first quarter of 2004. Our deferred revenue liability increased $1.7 million from December 31, 2003. Our new maintenance and service initiatives are a key driver of this increase in deferred revenue. We expect that continued success will enhance our cash flow this year and improve the predictability of our future revenues.

Critical Accounting Policies

We believe you must take into account certain of our accounting policies to fully understand our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. Note that our preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

The Securities and Exchange Commission has defined a company’s most critical accounting policies as the policies that are the most important to the portrayal of the company’s financial condition and results of operations and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. On an ongoing basis, we evaluate our estimates used, including those related to the valuation of goodwill and other intangible assets, useful lives of intangible assets and equipment and leasehold improvements, inventory valuation allowances, revenue recognition and the estimated allowances for sales returns and doubtful accounts. We base our estimates on historical experience, current conditions and on various other assumptions that we believe to be reasonable under the circumstances. Our estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of our consolidated financial statements. We also follow other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in Notes to Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Revenue recognition. Our revenue recognition policies follow the guidelines of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended. Before revenue can be recognized, these guidelines require that (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed or determinable; and (4) collection is reasonably assured.

We sell products through resellers, OEMs and other channel partners, as well as directly to end users. We recognize product revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. All software licenses are bundled with 30 days of telephone support. Revenue associated with this telephone support is not significant. Therefore we do not defer any revenue related to this telephone support and we accrue the cost of providing this telephone support at the time the revenue is recognized. Whenever a software license, hardware, installation and post-contract customer support or “PCS” elements are combined into a package with a single bundled price, a portion of the sales price is allocated to each element of the bundled elements based on their respective fair values as determined when the individual elements are sold separately. Revenue from the license of software is recognized when the software has been shipped and the customer is obligated to pay for the software. Revenue for PCS is recognized on a straight-line basis over the service contract term, generally one to five years. PCS includes rights to unspecified upgrades and updates, when and if available and bug fixes. Installation revenue is recognized when the product has been installed at the customer’s site and accepted by the customer. Recognition of revenue from software sold with installation services is recognized either when the software is shipped or when the installation services are completed, depending on our agreement with the customer and whether the installation services are integral to the functionality of the software. Consulting services are customarily billed at fixed rates, plus out-of-pocket expenses and revenues are recognized when the consulting has been completed. However, if it is determined that a consulting engagement will be unprofitable, we recognize the loss at the time of such determination. Training revenue is recognized when the training is completed. In general, customers are granted a 30-day right of return for product sales. We accrue estimated product returns. When rights of return are present and we cannot estimate returns, we recognize revenue when customer acceptance occurs. Costs related to insignificant customer support obligations, which include telephone support, are accrued at the time the related revenue is recognized.

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

Allowance for doubtful accounts. We must estimate the collectibility of our accounts receivable. We analyze historical bad debts, the aging of customer accounts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. Material differences may result in the amount and timing of our bad debt expenses for any period compared to other periods, if we were to make different judgments or utilized different estimates.

Valuation of inventory at lower of cost or market value. Due to rapid changes in technology, it is possible that older products in inventory may become obsolete or that we may sell these products below cost. When we determine that the carrying value of inventories is not recoverable, we write down inventories to market value. If actual market conditions are less favorable than we project, inventory write-downs may be required and this may have a material adverse effect on our financial results.

Valuation of acquired businesses, assets and liabilities. Our business acquisitions typically result in recording goodwill and other intangible assets, which may affect the amount of future period amortization expense and potential impairment charges that we will incur. The determination of the fair value of such intangible assets and goodwill is a critical and complex consideration that involves significant assumptions and estimates. These assumptions and estimates are based on our best judgments and could materially affect our financial condition and results of operations.

Impairment of goodwill. We assess impairment at least annually for goodwill, or when indicators of impairment exist. We conducted our annual assessment during the first quarter of 2004 and determined our goodwill at March 31, 2004 is not impaired. Our judgments regarding the existence of impairment indicators include our assessment of the impacts of legal factors, market and economic conditions; the results of our operational performance and strategic plans; competition and market share; and any potential for the sale or disposal of a significant portion of our principal operations. If we conclude that indicators of impairment exist, we then assess the fair value of goodwill. The valuation process provides an estimate of a fair value of goodwill using a discounted cash flow model and includes many assumptions and estimates. Once the valuation is determined, we will write down goodwill to its determined fair value, if necessary. Any write-down could have a material adverse effect on our financial condition and results of operations.

Impairment of equipment and leasehold improvements, long-lived assets and other intangible assets. We periodically review long-lived assets, other intangibles and product lines that we are more likely than not to sell or otherwise dispose of before the end of the asset’s previously estimated useful life for impairment. We assess the impairment of these assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our long-lived assets and other intangibles. Future events could cause us to conclude that impairment indicators exist and that certain assets are impaired resulting in a material write-down of assets to the then-determined fair value. When we determine that indicators of impairment exist, we then assess the fair value of these assets. The valuation process provides an estimate of a fair value of these assets using a discounted cash flow model and includes many assumptions and estimates. Once the valuation is determined, we will write down these assets to their determined fair value. Any write-down could have a material adverse effect on our financial condition and results of operations.

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

Results of Operations

Net Revenue

We derive net revenue primarily from licensing software as well as follow-on sales of add-on software modules and the sale of maintenance and support agreements and professional services. We continue to distribute fax boards with a significant number of our software product sales for which we receive a margin significantly less than the margin on our software products.

	Quarter Ended March 31,
	2004	% Change from 2003	2003
	(in thousands)
RightFax product line	$17,437	29.8%	$13,438
Teamplate product line	738	100%	—
CallXpress product line	—	(100)%	2,262

Net revenue	$18,175	15.8%	$15,700

The increase in net revenue in the first quarter of 2004 compared to the first quarter of 2003 is attributable to increased revenue from the RightFax product line and revenue from the Teamplate product line that we acquired on September 30, 2003. The CallXpress product line, which contributed approximately $2.3 million in revenue in the first quarter of 2003 was divested on September 29, 2003. The increase in RightFax revenue was due to an increase in volume of software licenses sold as well as an increase in revenue from maintenance and support contracts and professional services. In February 2004, we began bundling first year maintenance with our software licenses, significantly increasing revenue derived from maintenance agreements compared to prior periods. Revenue for maintenance agreements is recognized on a straight-line basis over the maintenance contract term, generally one to five years. International revenue represented approximately 24% of total revenue for the first quarter of 2004 and 27% for the first quarter of 2003. We anticipate that revenue for 2004 from the RightFax product line will grow in the mid-teens percent over 2003 revenue from the RightFax product line. During 2004, we expect that Teamplate product line revenue will grow more rapidly than the RightFax product line revenue. Historically, our business experiences seasonality with a sequential decline in revenue during the first quarter compared to the fourth quarter of the prior year, and our fourth quarter revenue tends to be the largest quarter for revenue during the year. We anticipate this pattern to continue in 2004.

Gross Profit

Gross profit is calculated as the selling price of our services and products, net of estimated returns, less cost of revenue. Cost of revenue includes manufacturing and distribution costs for products and programs sold, royalties for licensed products, amortization of acquired technology, product warranty costs, operation costs related to product support and costs associated with the delivery of professional services.

	Quarter Ended March 31,
	2004	Change from 2003	2003
	(in thousands)
Gross profit	$12,007	$2,102	$9,905
Percentage of revenue	66.1%		63.1%

The increase in gross profit for the first quarter of 2004 compared to the first quarter of 2003 is primarily attributable to increased sales volume from the RightFax product line, revenue from the Teamplate product line and divesting the lower margin CallXpress product line in September 2003. Gross profit increased as a percentage of revenue due to the switch in mix from the lower margin CallXpress product line to the RightFax product line and a decrease in the percentage of revenue from hardware products that have a significantly lower gross profit margin than our software products. The increase in gross profit was offset by amortization of technology intangibles included in cost of revenue related to the Teamplate product line acquired in September 2003. We anticipate that gross profit, as a percentage of revenue, will be approximately 67% for 2004.

Research and Development

Research and development expenses consist primarily of salaries and benefits and related expenses for developers, product managers, quality assurance personnel and payments to outside contractors for programming services.

	Quarter Ended March 31,
	2004	Change from 2003	2003
	(in thousands)
Research and development	$2,131	$(226)	$2,357
Percentage of revenue	11.7%		15.0%

The decrease in research and development expenses in the first quarter of 2004 compared to the first quarter of 2003 is due to a decrease in staffing costs as a result of having fewer employees in 2004 compared to 2003. We divested the CallXpress product line in September 2003 and development expenses for this product line were eliminated at that time. On September 30, 2003, we acquired the Teamplate product line and added several development positions for this product line. We expect research and development expenses to increase slightly during the remainder of 2004 compared to the same period in 2003 as we invest further in the combined RightFax and Teamplate product line. We anticipate subsequent releases of RightFax and Teamplate later in 2004. The Teamplate product is relatively young and we anticipate more frequent and substantive product releases than with our more mature RightFax product. However, as a percentage of revenue, we expect research and development expenses to be consistent with the year ended December 31, 2003.

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

	Quarter Ended March 31,
	2004	Change from 2003	2003
	(in thousands)
Selling, general and administrative	$10,071	$245	$9,826
Percentage of revenue	55.4%		62.6%

The increase in selling, general and administrative expenses in the first quarter of 2004 compared to the first quarter of 2003 is primarily attributable to a significant increase in audit and legal fees related to the 2003 audit and restatements of quarterly reports on Form 10-Q, as well as increased selling commissions due to the increase in revenue in the first quarter of 2004 compared to 2003, offset by savings in staffing. We expect selling, general and administrative expenses to remain relatively consistent in absolute dollars with the amount incurred in the first quarter of 2004 and decrease as a percentage of revenue for the remainder of 2004 compared to the first quarter of 2004. As a December 31 fiscal year end company, we expect to incur significant costs to comply with the Sarbanes-Oxley Act of 2002, pursuant to which we will be required to furnish an internal controls report of management’s assessment of the effectiveness of our internal controls as part of our Annual Report on Form 10-K and audit for the year ended December 31, 2004. During the first quarter of 2004, we incurred approximately $95,000 of such costs. We expect to incur additional costs of approximately $600,000 during the remainder of 2004 related to our compliance with the Sarbanes-Oxley Act for third party consultants and outside audit attestation costs in addition to significant internal costs.

Amortization of Intangibles

Amortization of intangible assets is a result of core technology and other intangible assets acquired with Teamplate and Infinite Technologies, in addition to amortization expense associated with two nonexclusive license agreements with Syntellect. Amortization expense for the license agreements and core technology is recorded in cost of revenue and was $201,000 and $59,000 for the quarters ended March 31, 2004 and 2003, respectively. Amortization expense recorded in operating expenses was $103,000 and $56,000 for the quarters ended March 31, 2004 and 2003, respectively. Based on the current amount of intangible assets subject to amortization, we estimate amortization expense for the remainder of 2004 of $910,000.

Stock Compensation

During the second quarter of 2001, we offered a limited non-compulsory exchange of employee stock options on a less than one-for-one basis. The exchange (which closed on July 10, 2001) resulted in the voluntary cancellation of employee stock options to purchase 3,135,720 shares of our common stock with varying exercise prices greater than $10.00 per share in exchange for 1,286,790 employee stock options with an exercise price of $2.11. The option exchange offer resulted in variable accounting treatment for a total of 1,993,250 options, representing the 1,286,790 new options granted in the exchange, as well as all employee options modified during the year. Variable accounting will continue until all options subject to variable accounting treatment are exercised, cancelled or expire. Variable accounting treatment will result in charges or credits, recorded to “stock compensation,” dependent on fluctuations in quoted prices for our common stock and the number of stock options subject to variable accounting that are outstanding for the period, neither of which can be predicted. At March 31, 2004 and 2003, we had 230,703 and 1,282,806 options outstanding subject to variable accounting. The Company recorded charges of $4,000 and $624,000 for the first quarter of 2004 and 2003, respectively. The stock compensation charge for the first quarter of 2003 included $484,000 recorded in operating expenses and $140,000 recorded in discontinued operations.

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

Other Income, Net

Other income, net consists primarily of investment income and foreign currency transaction gains and losses as well as bank charges. Interest income of $339,000 for the quarter ended March 31, 2004 decreased 25% from interest income for the first quarter of 2003 due to lower interest rates. This was primarily due to investments that matured in the later part of 2003 and early 2004, which were reinvested at significantly lower interest rates than rates realized during the first quarter of 2003. Assuming interest rates remain at recent levels, we expect interest income to further decline, as rates on maturing investments are greater than rates currently available.

Income Tax Benefit

Our effective tax rate is based on a combination of our estimated combined statutory federal and state income tax rates. We expect our effective tax rate for 2004 to be 38%.

Discontinued Operations

On September 1, 2003, we completed the sale of our MediaLinq division. As such, MediaLinq’s results of operations for the quarter ended March 31, 2003 have been reclassified as discontinued operations.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, short-term investments available for sale and long-term investments available for sale. Our portfolio consists primarily of money market funds and U.S. government agency securities. At March 31, 2004, cash and cash equivalents and investment balances totaled $91.7 million, down $4.0 million from December 31, 2003. This decrease in cash and investments was due primarily to cash used in operations of $1.6 million, cash used to purchase equipment of $560,000 and cash used to repurchase stock of $2.5 million. The decrease in cash and investments was offset by proceeds of $687,000 from the exercise of stock options through our employee stock option plans.

Cash used in operations during the first quarter of 2004 was $1.6 million compared to $335,000 used during the first quarter of 2003. The increase in cash used in operations in 2004 compared to 2003 was primarily due to the payment of bonuses and commissions during the first quarter of 2004, which were accrued at December 31, 2003. Payments during the first quarter of 2003 for bonuses and commissions accrued at December 31, 2002 were significantly less than amounts paid in 2004 due to the significant improvement in operating results for the year ended December 31, 2003 compared to the year ended December 31, 2002.

In addition to cash and investment balances, we have a $4.0 million unsecured revolving line of credit, $2.0 million for unsecured borrowings and $2.0 million reserved for letters of credit. As of March 31, 2004, the Company has utilized $1.0 million of its letter of credit capacity in conjunction with its corporate headquarters lease. The Company has placed $1.0 million in a restricted certificate of deposit with the bank that supports the letter of credit. The Company did not borrow under its line of credit during the three months ended March 31, 2004. The line expires in August 2004 and there can be no assurances that this line will be renewed by the bank or at similar terms. The line contains certain financial covenants and restrictions as to various matters, including restrictions on our ability to pay cash dividends without the bank’s prior approval. We are currently in compliance with such financial covenants and restrictions. Borrowings under the line of credit bear interest at the bank’s prime rate or, at our option, the one-, two-, three- or six-month LIBOR rate plus 1.5%.

We periodically receive letters and other communications from third parties asserting patent rights and requesting royalty payments and will probably receive additional claims in the future. For example, over the past six years, we have been involved in intermittent communications with Avaya, which was spun off from Lucent Technologies in 2001. Over this period of time, Lucent/Avaya asserted that we were infringing on their patents or technology, eventually identifying 10 patents as including claims that allegedly cover our current or former products and/or services. Several communications and meetings between our Company and Lucent/Avaya have occurred. We have also been in communication with BellSouth since December of 2001, at which time BellSouth asserted that we were infringing on two of its patents. Analysis of both patents in light of our current and former products/services is still underway. The last communication with representatives of BellSouth was on June 19, 2003. The ultimate outcome of these matters cannot presently be determined. Accordingly, the ultimate resolution of these matters could have a material adverse effect on our financial position, cash flow and results of operations.

Pursuant to a stock repurchase program approved by the Company’s Board of Directors in July 2003, in which the Board authorized the Company to repurchase up to $15.0 million of our common stock, we repurchased $2.5 million of our common stock in the first quarter of 2004. As of March 31, 2004, approximately $9.6 million remained available to repurchase shares under this program. On May 4, 2004, the Company’s Board of Directors allocated an additional $5.4 million in funds for the Company’s stock repurchase program. As of May 4, 2004, $15.0 million of funds are available to the program. We may repurchase shares in the future subject to open trading windows, overall market conditions, stock prices and our cash position and requirements going forward. The repurchase program will continue until the earlier of (a) such time when the maximum dollar amount authorized is repurchased or (b) the Board determines to discontinue the repurchase program.

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

Most of our software product revenue comes from current-quarter orders and sales, of which a substantial portion has, at times, occurred in the last month of the quarter. We do not maintain a large backlog of orders and most of our distributors maintain little or no inventory. Order fulfillment cycles are typically short and often as short as one to two days. Accordingly, the timing of customer orders can cause significant variations in quarterly results of operations. Because we sell our products to end-customers through various third parties, such as value-added resellers and independent distributors, we are unable to project with certainty the actual orders, sales and revenue these third parties will generate in a given quarter. The combination of these factors impairs and delays our ability to know when revenue and earnings will be higher or lower than expected. We base product development and other operating expenses on our expected revenue. Because our expenses are relatively fixed in the short term, we may be unable to adjust our spending in time to compensate for any unexpected shortfall in quarterly revenue.

Our results of operations may also fluctuate as a result of seasonal factors and this may cause our operating results to fall below the expectations of securities analysts and investors for a particular quarter. Specifically, due to typical year-end dealer sales patterns and end-user buying patterns, revenue in our first quarter, without taking into account the effect of acquisitions, have historically declined from the fourth quarter of the previous year.

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

Our market is highly competitive.

The business solutions market is highly competitive and is rapidly changing. We may not have the financial resources, marketing, distribution and service capability and depth of key personnel or technological knowledge to continue to compete successfully in each of our markets.

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

We may not be able to compete successfully against current and future competitors and the competitive pressures we face could harm our business and prospects. We expect the competition in our markets to increase over time. There can be no assurance that our current or future competitors will not develop products comparable or superior – in terms of price and performance features – to those developed by us or be able to adopt more quickly than we can to new or emerging technologies and changes in market opportunities. Increased competition may result in changes in market share or pressure for price reductions and related reductions in gross margins, any of which could materially affect our ability to achieve our financial and business goals. There can be no assurance in the future that we will be able to successfully compete against current and future competitors.

Technology and customer demands change rapidly in our industry.

In our industry, technology and customer demands change rapidly and our competitors frequently introduce new products and features. To succeed, we must identify, develop and market new products, features and services that achieve broad market acceptance by satisfying those changing customer needs and keeping pace with those technological developments. To do this, we must spend substantial funds on product development. We regularly devote significant resources to technologies that we anticipate will be widely adopted. To be successful, we must, among other things, develop and market products and services that achieve broad market acceptance. We may not be able to develop new products or product enhancements on a timely basis. Even if we do, the market may not accept the new products or product enhancements that we develop and accordingly, the results of our operations may be adversely affected.

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

Currently, substantially all of our revenue is denominated in U.S. dollars. We price our international sales to the United Kingdom in U.K. pounds sterling, to Canada in Canadian dollars, to Australia in Australian dollars and to participating European Community countries in Euros. Increases in the value of the dollar against any local currencies could cause our products to become relatively more expensive to customers in a particular country or region, leading to reduced revenue or profitability in that country or region. As we continue to expand our international operations, we expect our non-U.S.-dollar-denominated sales and our exposure to gains and losses on international currency transactions to increase. We do not currently engage in transactions to hedge against the risk of currency fluctuations, but we may do so in the future.

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

Subsequent activities related to the sale of our CallXpress product line and MediaLinq division and activities associated with liabilities retained by us in these dispositions, may continue to be disruptive to our ongoing operations.

In September 2003, we sold our CallXpress product line and MediaLinq division. Such dispositions were intended to allow us to focus our resources on products and services we have determined to be critical to our long-term success. The impact of these dispositions, the associated change in our business focus and the retained liabilities related to certain legal proceedings (some of which are disclosed under “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2003) and indemnifications provided by us to the buyers for certain representations and warranties, may continue to be disruptive to our ongoing business, may negatively impact our operations in the near term and may be distracting to management or our workforce in general. Moreover, although the dispositions are intended to improve our long-term results of operations, there can be no assurance that we will realize the benefits we expect from these dispositions.

Security breach of confidential data may expose us to additional costs and to litigation, which could harm our business.

Our business information delivery solutions may involve the transmission of business-critical, proprietary or confidential information. If the security measures that we implement are breached or if there is an inappropriate disclosure of confidential information, we could be exposed to litigation and possible liability. Even if we were not held liable, a security breach or inappropriate disclosure of confidential information could harm our reputation and even the perception of a security risk could inhibit market acceptance of our products and services. In addition, we may be required to invest additional resources to protect us against damages caused by these actual or perceived disruptions of security breaches in the future.

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

Failure to improve our internal controls and procedures in a timely manner could harm our business and hamper management’s ability to report on the effectiveness of our internal controls.

In connection with the completion of its audit for the three years ended December 31, 2003, our independent accountants, Deloitte & Touche LLP (“D&T”), have formally advised our management and the Audit Committee of our Board of Directors of a reportable condition related to certain deficiencies that exist in the design or operation of the Company’s internal accounting controls surrounding timely reconciliation of accounts and supervision and monitoring of staff who have significant roles in internal control. These deficiencies contributed to a computational error in the calculation of compensation expense for options subject to variable accounting, resulting in the restatement of the Company’s 2003 quarterly financial results.

We have endeavored during 2003 and the first quarter of 2004 to make improvements to our policies, procedures, systems and staff who have significant roles in internal control to address the internal control deficiencies identified by D&T, including the hiring of a new Chief Financial Officer and a new Corporate Controller, as well as other financial staff. We intend to continue to improve and enhance the design of control processes, procedures and to upgrade staff to strengthen internal controls. If we are unable to improve our internal controls, our ability to report our financial results on a timely and accurate basis could be adversely affected which could have a substantial adverse effect on our ability to operate our business.

In addition, pursuant to Section 404 of Sarbanes-Oxley, we will be required to furnish an internal controls report of management’s assessment of the effectiveness of our internal controls as part of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Our auditors will be required to attest to and report on, management’s assessment. To issue our report, our management must document both the design for our internal controls and the testing processes that support management’s evaluation and conclusion. Our management has begun the necessary processes and procedures for issuing its report on our internal controls. There can be no assurance, however, that we will be able to complete the work necessary for our management to issue its management report in a timely manner.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk, changes in interest rates and foreign currency exchange rates, each of which could adversely affect the value of our investments. We do not currently use derivative financial instruments to hedge this risk.

Interest rate risk:

We maintain an investment portfolio consisting primarily of investment grade interest bearing securities. These securities are classified as “available for sale” securities. The interest bearing securities in our portfolio are subject to interest rate risk and will fall in value if market interest rates increase. A decrease of 10% in the average interest rate would not have a material effect on our results of operations, financial position or cash flows.

Investment risk:

If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2004, the decline in the fair value of the portfolio would not be material. Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results, financial position or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio. Cash available for reinvestment, however, may be invested in lower interest rate securities.

Foreign currency risk:

Currently, substantially all of our revenue is denominated in U.S. dollars. We price our international sales to the United Kingdom in U.K. pounds sterling, to Canada in Canadian dollars, to Australia in Australian dollars and to participating European Community countries in Euros. Increases in the value of the dollar against any local currencies could cause our products to become relatively more expensive to customers in a particular country or region, leading to reduced revenue or profitability in that country or region. As we continue to expand our international operations, we expect our non-U.S.-dollar-denominated revenue and our exposure to gains and losses on international currency transactions to increase. We do not currently engage in transactions to hedge against the risk of currency fluctuations, but we may do so in the future.

In addition, we are exposed to foreign currency translation fluctuations associated with our assets and liabilities denominated in Australian dollars, Canadian dollars, Euros and United Kingdom pounds sterling. The objective in managing these foreign currency translation exposures is to minimize the risk through minimizing the level of activity and financial instruments denominated in those currencies. Our foreign currency financial instruments primarily consist of cash, trade receivables, trade payables, accrued expenses and intercompany loans.

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

Historically, we have not hedged our translation risks on these currencies. We have the ability to hold our foreign-currency denominated assets indefinitely and do not expect that a sudden or significant change in foreign exchange rates would have a material impact on future operations or cash flows.

Item 4. CONTROLS AND PROCEDURES

In connection with the completion of its audit and the issuance of an unqualified report on the Company’s financial statements for the three years in the period ended December 31, 2003, Deloitte & Touche, LLP (“D&T”) formally advised management of the Company and the Audit Committee of its Board of Directors of certain deficiencies that exist in the design or operation of the Company’s internal accounting controls which constitute a reportable condition in the Company’s internal controls pursuant to standards established by the American Institute of Certified Public Accountants. Such deficiencies included the design of controls and processes surrounding timely reconciliation of accounts and supervision and monitoring of staff who have significant roles in internal control. These deficiencies contributed to a computational error in the calculation of compensation expense for options subject to variable accounting and other items, resulting in the restatement of the Company’s 2003 quarterly financial results.

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company has evaluated the internal control deficiencies and the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(3)) as of the end of the period covered by this report (the “Evaluation”). During the course of the Evaluation, the CEO and CFO took note of and considered as part of the Company’s disclosure controls and procedures, the additional procedures performed and controls instituted by the Company to supplement its internal controls in order to mitigate the effect of the deficiencies and to prevent misstatements or omissions in its consolidated financial statements. Based on the Evaluation, the CEO and CFO concluded, that the Company’s disclosure controls and procedures, including the additional procedures, were effective as of the end of the quarter to ensure that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported within the appropriate time periods.

The Company has made and will continue to make, improvements to its policies, procedures, systems and staff who have significant roles in internal control to address the internal control deficiencies identified by D&T. Key improvements include hiring a new Chief Financial Officer and Corporate Controller in the third and fourth quarter of 2003, respectively and other financial staff in the fourth quarter of 2003 and first quarter of 2004. The Company will continue to improve and enhance the design of control processes, procedures and upgrade staff to strengthen internal controls. The steps being taken to correct the weaknesses and deficiencies identified by D&T constitute changes that materially affected the Company’s internal control over financial reporting during the most recent fiscal quarter.

Part II. OTHER INFORMATION

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(e) Pursuant to a stock repurchase program approved by the Company’s Board of Directors in July 2003, in which the Board authorized the Company to repurchase up to $15.0 million of our common stock, we repurchased $2.5 million of our common stock in the first quarter of 2004. As of March 31, 2004, approximately $9.6 million remained available to repurchase shares under this program. On May 4, 2004, the Company’s Board of Directors allocated an additional $5.4 million in funds for the Company’s stock repurchase program. As of May 4, 2004, $15.0 million of funds are available to the program. We may repurchase shares in the future subject to open trading windows, overall market conditions, stock prices and our cash position and requirements going forward. The repurchase program will continue until the earlier of (a) such time when the maximum dollar amount authorized is repurchased or (b) the Board determines to discontinue the repurchase program.

The following table summarizes information regarding shares repurchased during the first quarter of 2004, all of which were repurchased in open market transactions pursuant to the Board-approved stock repurchase program described above:

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of the Program	Maximum Dollar Value that May Yet Be Purchased Under the Program as of the End of the Period
January 1 through 31, 2004	—	$—	—	$12,100,253
February 1 through 29, 2004	423,700	5.84	423,700	9,625,173
March 1 through 31, 2004	—	—	—	9,625,173

Three months ended March 31, 2004[1]	423,700	$5.84	423,700	$9,625,173

1.	As of May 4, 2004, $15.0 million of funds are available to the program.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Rule 13a-14(a) Certification (Chief Executive Officer)
31.2	Rule 13a-14(a) Certification (Chief Financial Officer)
32.1	Section 1350 Certification (Chief Executive Officer)
32.2	Section 1350 Certification (Chief Financial Officer)

(b)	Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 10th day of May 2004.

CAPTARIS, INC.

By:	/s/ Peter Papano
Peter Papano Chief Financial Officer and Secretary