Form 10-Q
period 2004-06-30
CAPTARIS INC
filed 2004-08-09
CIK 931784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

The number of outstanding shares of the registrant’s common stock as of August 2, 2004 was 31,548,235.

CAPTARIS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2004

PART I.

FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

CAPTARIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$3,315	$41,896
Short-term investments, available for sale	55,354	28,081
Accounts receivable, net	12,857	13,638
Inventories	905	1,973
Prepaid expenses and other	2,595	2,516
Deferred income tax assets	2,686	1,770

Total current assets	77,712	89,874
Long-term investments, available for sale	30,161	25,684
Restricted cash	1,000	1,000
Equipment and leasehold improvements, net	5,480	4,605
Intangible and other assets, net	6,096	6,705
Goodwill	15,440	15,541
Deferred income tax assets	1,603	1,346

Total assets	$137,492	$144,755

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,489	$4,875
Accrued compensation and benefits	2,876	4,403
Other accrued liabilities	1,137	1,393
Income taxes payable	1,647	2,999
Deferred revenue	12,918	10,257

Total current liabilities	22,067	23,927

Commitments and contingencies (Note 6)
Redeemable common stock	3,000	3,000
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 2,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 120,000 shares authorized; 31,542 and 32,358 outstanding, respectively	310	318
Additional paid-in capital	62,662	67,453
Retained earnings	49,605	49,681
Accumulated other comprehensive income (loss)	(152)	376

Total shareholders’ equity	112,425	117,828

Total liabilities and shareholders’ equity	$137,492	$144,755

See the accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net revenue	$18,191	$18,139	$36,366	$33,839
Cost of revenue	6,104	6,440	12,272	12,235

Gross profit	12,087	11,699	24,094	21,604
Operating expenses:
Research and development	2,260	2,441	4,391	4,798
Selling, general and administrative	10,046	8,577	20,117	18,403
Amortization of intangibles	103	57	206	113
Stock compensation expense	215	508	219	992

Total operating expenses	12,624	11,583	24,933	24,306
Operating income (loss)	(537)	116	(839)	(2,702)
Other income (expense):
Interest	332	358	671	810
Other, net	(216)	(8)	(285)	(51)

Other income, net	116	350	386	759
Income (loss) from continuing operations before income tax (benefit)	(421)	466	(453)	(1,943)
Income tax (benefit) expense	(161)	134	(173)	(755)

Income (loss) from continuing operations	(260)	332	(280)	(1,188)
Discontinued operations:
Income from operations of MediaLinq, net of income taxes	—	376	—	918
Gain on sale of MediaLinq, net of income taxes	204	—	204	—

Income from discontinued operations, net of taxes	204	376	204	918

Net income (loss)	$(56)	$708	$(76)	$(270)

Income (loss) per common share:
Basic and diluted income (loss) per common share from continuing operations	$(0.01)	0.01	(0.01)	(0.04)
Basic and diluted income per common share from discontinued operations	0.01	0.01	0.01	0.03

Basic and diluted net income (loss) per common share	$(0.00)	$0.02	$(0.00)	$(0.01)

Weighted average basic common shares	31,860	30,311	32,076	30,274
Weighted average diluted common shares	31,860	30,816	32,076	30,274

See the accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(76)	$(270)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,900	2,192
Gain on sale of MediaLinq	(204)	—
Stock compensation expense	219	1,297
Stock issued for consulting services	—	6
Bad debt provision	31	—
Changes in assets and liabilities:
Accounts receivable	729	2,629
Inventories	1,049	907
Prepaid expenses and other	(96)	(306)
Deferred income tax assets	(772)	110
Accounts payable	(1,315)	(1,786)
Accrued compensation and benefits	(1,503)	(365)
Other accrued liabilities	(245)	(1,266)
Income taxes payable	(1,352)	—
Deferred revenue	2,680	838

Net cash flow provided by operating activities	1,045	3,986
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(2,181)	(1,856)
Purchase of investments	(60,328)	(47,165)
Purchase of businesses, net of cash acquired	(170)	—
Proceeds from sale of MediaLinq	204	—
Proceeds from sale and maturities of investments	28,277	37,010

Net cash flow used by investing activities	(34,198)	(12,011)
Cash flows from financing activities:
Proceeds from exercise of common stock options	911	602
Repurchase of common stock	(6,329)	(177)

Net cash flow (used) provided by financing activities	(5,418)	425

Net decrease in cash flow	(38,571)	(7,600)
Effect of exchange rate changes on cash	(10)	79
Cash and cash equivalents at beginning of period	41,896	21,971

Cash and cash equivalents at end of period	$3,315	$14,450

See the accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2004

1.	Interim Financial Statements

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

On September 1, 2003, we completed the sale of our MediaLinq division. As such, MediaLinq’s results of operations for the three and six months ended June 30, 2003 have been reclassified as discontinued operations.

Certain prior-period balances have been reclassified to conform to the current period presentation.

During the second quarter of 2001, the Company offered a limited non-compulsory exchange of employee stock options on a less than one-for-one basis. The exchange (which closed on July 10, 2001) resulted in the voluntary cancellation of employee stock options to purchase 3,135,720 shares of our common stock with varying exercise prices greater than $10.00 per share in exchange for 1,286,790 employee stock options with an exercise price of $2.11. The option exchange offer resulted in variable accounting treatment for a total of 1,993,250 options, representing the 1,286,790 new options granted in the exchange, as well as all employee options modified during the year. Variable accounting will continue until all options subject to variable accounting treatment are exercised, cancelled or expire. Variable accounting treatment results in charges or credits, recorded to “stock compensation,” dependent on fluctuations in quoted prices for the Company’s common stock, and the number of stock options subject to variable accounting that are outstanding for the period, neither of which can be predicted. At June 30, 2004 and 2003, the Company had 197,762 and 1,194,057 options outstanding subject to variable accounting.

Allocation of stock compensation charges to the operating expense categories is as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Cost of revenue	$18	$55	$19	$101
Research and development	62	115	60	227
Selling, general and administrative	135	338	140	664

Total cost of revenue and operating expense	215	508	219	992
Discontinued operations	—	165	—	305

Total stock compensation expense	$215	$673	$219	$1,297

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
	As Restated		As Restated
Net income (loss), as reported	$(56)	$708	$(76)	$(270)
Add: Stock compensation expense, as reported, net of income taxes	133	415	136	799
Deduct: Total stock compensation expense determined under fair value based method for all awards, net of income taxes	684	541	(1,270)	963

Net income (loss), pro forma	$(607)	$582	$(1,210)	$(434)

Net income (loss) per share:
Basic and diluted – as reported	$(0.00)	$0.02	$(0.00)	$(0.01)
Basic and diluted – pro forma	$(0.02)	$0.02	$(0.04)	$(0.01)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	49%	69%	49%	69%
Risk-free interest rate	3.24%	2.81%	3.22%	2.81%
Expected life (in years)	3	5	3	5

After filing our amended quarterly report on Form 10-Q/A for the quarter ended June 30, 2003 which was filed on March 12, 2004, we discovered a computational error in the calculation of pro forma net income (loss) and pro forma net income (loss) per share for the quarter and six months ended June 30, 2003, which caused the amounts of pro forma net income (loss) and pro forma net income (loss) per share to be understated. In addition, we also identified an error in calculating the denominator in pro forma net income (loss) per share. Accordingly, we have restated this disclosure to reflect the proper amounts of pro forma net income (loss) and pro forma net income (loss) per share for the quarter and six months ended June 30, 2003.

The table below indicates the amounts of pro forma net income (loss) and pro forma net income (loss) per share as previously reported and as restated:

	Quarter Ended June 30, 2003		Six Months Ended June 30, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(in thousands, except per share data)
Net income (loss), as reported	$708	$708	$(270)	$(270)
Add: Stock compensation expense, as reported, net of income taxes	415	415	799	799
Deduct: Total stock compensation expense determined under fair value based method for all awards, net of income taxes	237	541	526	963

Pro forma net income (loss)	$886	$582	$3	$(434)

Net income (loss) per share:
Basic and diluted - as reported	$0.02	$0.02	$(0.01)	$(0.01)
Basic and diluted - pro forma	$0.03	$0.02	$0.00	$(0.01)

2.	Segment Reporting

Historically, the Company classified its business into two major segments: Software Products and E-document Services. In September 2003, the Company sold its E-document services operating segment, MediaLinq. As a result of the sale, the Company now operates in only one operating segment.

The Company’s revenue by country, as determined by shipping destination, was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
United States	$13,891	$13,926	$27,629	$25,314
United Kingdom	423	735	683	1,655
Canada	659	629	1,428	1,382
Other	3,218	2,849	6,626	5,488

Total net revenue	$18,191	$18,139	$36,366	$33,839

3.	Net Income (Loss) Per Share

Basic net income (loss) per common share was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share was computed by dividing net income (loss) by the sum of (1) the weighted average number of shares of common stock outstanding during the period and (2) net additional shares that would have been issued had all dilutive options been exercised less shares that would be repurchased with the proceeds from such exercise. Dilutive options are those that have an exercise price less than the average stock price during the period.

The following table sets forth the computation of basic and diluted income (loss) per common share:

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Numerator:
Income (loss) from continuing operations	$(260)	$332	$(280)	$(1,188)
Discontinued operations:
Income from operations of MediaLinq, net of income taxes	—	376	—	918
Gain on sale of Medialinq, net of income taxes	204	—	204	—

Income from discontinued operations	204	376	204	918

Net income (loss)	$(56)	$708	$(76)	$(270)

Denominator:
Weighted average shares outstanding – basic	31,860	30,311	32,076	30,274
Dilutive effect of common shares from stock options	—	505	—	—

Weighted average shares outstanding – diluted	31,860	30,816	32,076	30,274

Basic and diluted net income (loss) per share:
Income (loss) from continuing operations	$(0.01)	$0.01	$(0.01)	$(0.04)
Income from discontinued operations	0.01	0.01	0.01	0.03

Net income (loss)	$(0.00)	$0.02	$(0.00)	$(0.01)

Potentially issuable common shares under outstanding stock options of 2,251,163 and 3,445,368 were excluded from the calculation of diluted shares outstanding for the quarters ended June 30, 2004 and 2003, respectively, as they were antidilutive. In addition, potentially issuable common shares under outstanding stock options of 2,249,910 and 4,136,107 were excluded from the calculation of diluted shares outstanding for the six months ended June 30, 2004 and 2003, respectively, as they were antidilutive.

4.	Changes in Shareholders’ Equity

	Common Shares[1]	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity	Total Other Comprehensive Loss
	(in thousands, except share data)
Balance at January 1, 2004[1]	32,357,675	$318	$67,453	$376	$49,681	$117,828	$
Exercise of stock options	266,296	3	908	—	—	911
Repurchase of common stock	(1,081,568)	(11)	(6,318)	—	—	(6,329)
Stock compensation expense	—	—	219	—	—	219
Stock option income tax benefit	—	—	400	—	—	400
Unrealized loss on investments, net of income tax benefit of $217	—	—	—	(302)	—	(302)		(302)
Foreign currency translation adjustment	—	—	—	(226)	—	(226)		(226)
Net loss	—	—	—	—	(76)	(76)		(76)

Balance at June 30, 2004[1]	31,542,403	$310	$62,662	$(152)	$49,605	$112,425		$(604)

[1].	Includes 574,727 shares of redeemable common stock issued on October 3, 2003.

Total other comprehensive loss was $447,000 for the quarter ended June 30, 2004 compared to total other comprehensive income of $881,000 for the quarter ended June 30, 2003. Total other comprehensive loss was $604,000 and $179,000 for the six months ended June 30, 2004 and 2003, respectively.

5.	Repurchase Program

Pursuant to a stock repurchase program approved by the Company’s Board of Directors in July 2003, in which the Board authorized the Company to repurchase up to $15.0 million of our common stock, we repurchased $2.5 million of our common stock in the first quarter of 2004. As of March 31, 2004, approximately $9.6 million remained available to repurchase shares under this program. On May 4, 2004, the Company’s Board of Directors allocated an additional $5.4 million in funds for the Company’s stock repurchase program. The Company repurchased an additional $3.8 million of our common stock in the second quarter of 2004. At June 30, 2004, $11.1 million of funds were available under the program. The Company may repurchase shares in the future subject to open trading windows, overall market conditions, stock prices and its cash position and requirements going forward. The repurchase program will continue until the earlier of (a) such time when the maximum dollar amount authorized is repurchased or (b) the Board discontinues the repurchase program.

6.	Commitments and Contingencies

The Company periodically receives letters and other communications from third parties asserting patent rights and requesting royalty payments and will probably receive additional claims in the future. We follow the provisions of Statement of Financial Accounting Standards(“SFAS”) No. 5, Accounting for Contingencies, to record litigation or claim-related expenses. For example, over the past six years, the Company has been involved in intermittent communications with Avaya, which was spun off from Lucent Technologies in 2001. Over this period of time, Lucent/Avaya asserted that the Company was infringing on their patents or technology, eventually identifying 10 patents as including claims that allegedly cover the Company’s current or former products and/or services. Several communications and meetings between the Company and Lucent/Avaya have occurred. The Company has also received communication in the past from BellSouth, beginning in December of 2001, at which time BellSouth asserted that the Company was infringing on two of its patents. Analysis of both patents in light of the Company’s current and former products/services is still underway. The last communication with representatives of BellSouth was on June 19, 2003. The ultimate outcome of these matters cannot presently be determined. As such, we have not recorded an accrual for these exposures. Accordingly, the ultimate resolution of these matters could have a material adverse effect on the Company’s financial position, cash flow and results of operations.

On September 15, 2003, Captaris and its wholly-owned subsidiary, MediaTel Corporation (Delaware) (“MediaTel”), entered into an asset purchase agreement, effective as of September 1, 2003, to sell the assets of MediaLinq, an outsourced division of Captaris operated by MediaTel, to PTEK Holdings, Inc. and its wholly-owned subsidiary, Xpedite Systems, Inc. (“Xpedite”). MediaLinq provides outsourced e-document delivery services. The Company is contingently obligated to indemnify Xpedite against claims resulting from various representations and warranties made by the Company. At June 30, 2004, no indemnification claims are outstanding and a previous claim by Xpedite has been resolved with no impact to the Company’s financial position, cash flow or results of operations.

On September 29, 2003, Captaris announced the sale of its CallXpress product line, which primarily includes the Captaris voice and unified messaging assets, to Sound Advantage, LLC (“Sound Advantage”), a California limited liability company. Under the terms of the agreement, Sound Advantage acquired the CallXpress product line for $2.5 million in cash and will pay up to an additional $1.0 million per year over a three year period beginning January 1, 2004 pursuant to an earn out arrangement, which is based on achievement of specified revenue targets for the CallXpress business. In addition, Captaris was issued a 10 percent equity interest in Applied Voice and Speech Technologies, Inc. (“AVST”), a newly formed company established by Sound Advantage to acquire and operate the combined CallXpress and Sound Advantage businesses. RightFax will continue to be a part of AVST’s Unified Messaging offering, based on an ongoing OEM agreement. Also, the Company agreed to indemnify AVST against claims resulting from various representations and warranties made by the Company. At June 30, 2004 no indemnification claims have been made by AVST.

7.	Final Purchase Price Adjustment for the Sale of MediaLinq

Pursuant to the sale of our MediaLinq assets in September 2003, during the second quarter of 2004, we received additional proceeds from the sale of MediaLinq of $232,000, net of income taxes, related to a working capital adjustment defined in the purchase agreement. In addition, during the second quarter of 2004 we incurred $28,000 of legal fees, net of income taxes, related to outstanding MediaLinq legal liabilities we retained. We expect to incur additional legal fees during the remainder of 2004 in conjunction with these retained liabilities. See Note 9.

8.	Final Purchase Price Adjustment for the Purchase of Teamplate

On September 30, 2003, Captaris acquired Teamplate, Inc. (“Teamplate”). In accordance with the agreement to acquire Teamplate, the original purchase price was subject to additional adjustments related to working capital at September 30, 2003, the payment of a certain liability and the ultimate collection of certain accounts receivable. As of June 30, 2004, each of these adjustments have been resolved and therefore, pursuant to that agreement, the Company paid additional proceeds of $69,000 to the original investors of Teamplate and recorded it as additional goodwill in June 2004.

9.	Legal Proceedings

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

10.	New Accounting Pronouncements

In November 2003, the Emerging Issues Task Force (“EITF”), reached a consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. EITF 03-1 establishes additional disclosure requirements for each category of SFAS No. 115 investments in a loss position. Effective for years ending after December 15, 2003, companies must disclose the aggregate amount of unrealized losses and the aggregate related fair value of their investments with unrealized losses. Those investments are required to be segregated by those in a loss position for less than twelve months and those in a loss position for greater than twelve months. Additionally, certain qualitative disclosures should be made to clarify a circumstance whereby an investment’s fair value that is below cost is not considered other-than-temporary. Effective for the third quarter ending September 30, 2004, unrealized losses on investments that are deemed other-than-temporary must be recognized in earnings equal to the difference between the investment cost and its fair value at the balance sheet date of the reporting period for which the assessment is made. The Company is currently reviewing the impact of adopting this EITF, which may have a material impact on our financial position, results of operations and cash flows.

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

We sell our products primarily through an indirect channel of resellers and distributors, as well as through direct sales, Original Equipment Manufacturers (“OEMs”) and private label agreements. Our data oriented enhanced fax products include RightFax and RightFax Enterprise, the Company’s Local Area Network (“LAN”) based fax server lines for Windows based operating systems and the RightFax Production System, a high-volume production-oriented server that enables fax and other forms of electronic transmission for electronic commerce applications. We acquired our business automation product line, Teamplate, on September 30, 2003. Teamplate is a Microsoft.NET compliant workflow product that automates many intra-departmental, inter-departmental and inter-company processes with thorough rules logic and an intuitive interface. The suite of Teamplate products includes Teamplate.NET full license, Teamplate Enterprise, Teamplate Solutions and Teamplate Wizards for popular Microsoft Office, SharePoint, Exchange and Content Management System (“CMS”) software. The mobility-oriented products acquired from Infinite Technologies (“Infinite”) in 2001 allow customers to use our document delivery and business process automation products to receive and access information from a wide variety of web-enabled devices.

During the second quarter of 2004, we continued to make progress in our six strategic areas of focus: enhancing our reseller channel, global accounts, strategic partnerships, solutions, vertical and regulatory initiatives and executing on our recent acquisition. Net revenue for the second quarter of 2004 remained relatively flat as compared to the second quarter of 2003. Prior year results included $2.5 million of revenue from our CallXpress product line, which we divested in September 2003. Revenue from our RightFax product line increased 12.4% in the second quarter of 2004 compared to the second quarter of 2003. Revenue from the Teamplate product line, which we acquired on September 30, 2003 was $652,000 for the second quarter of 2004.

Even with our strategic investment in Teamplate, which is currently dilutive, we have begun to see operating leverage in our business model and expect to build on this leverage as the year progresses. Our gross margin for the second quarter of 2004 improved to 66.4% compared to 64.5% for the second quarter of 2003 due to improved efficiency and scale in the RightFax product line and the disposition of the CallXpress product line. Operating expenses, excluding stock compensation expense increased 12% in the second quarter of 2004 compared to the second quarter of 2003 due primarily to increased spending for Sarbanes-Oxley compliance, investing in additional staff in our accounting organization and sales and marketing expenses related to the Teamplate product line.

Consolidated cash and investments at June 30, 2004 were $88.8 million, a decrease of $2.9 million from March 31, 2004. Cash flow provided by operations during the second quarter of 2004 was $2.6 million and we used $3.8 million of cash to repurchase common stock during the second quarter of 2004. Our deferred revenue liability increased $1.0 million from March

31, 2004. Our new maintenance and service initiatives are key drivers of this increase in deferred revenue. We expect that continued success will enhance our cash flow this year and improve the predictability of our future revenues.

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

Impairment of goodwill. We assess impairment at least annually for goodwill, or when indicators of impairment exist. We conducted our annual assessment during the first quarter of 2004 and determined our goodwill at March 31, 2004 was not impaired. Our judgments regarding the existence of impairment indicators include our assessment of the impacts of legal factors, market and economic conditions; the results of our operational performance and strategic plans; competition and market share; and any potential for the sale or disposal of a significant portion of our principal operations. If we conclude that indicators of impairment exist, we then assess the fair value of goodwill. The valuation process provides an estimate of a fair value of goodwill using a discounted cash flow model and includes many assumptions and estimates. Once the valuation is determined, we will write down goodwill to its determined fair value, if necessary. Any write-down could have a material adverse effect on our financial condition and results of operations.

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

Contingencies. We are periodically involved in litigation or claims, including patent infringement claims, in the normal course of our business. We follow the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, to record litigation or claim-related expenses. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. We accrue for settlements when the outcome is probable and the amount or range of the settlement can be reasonably estimated. In addition to our judgments and use of estimates, there are inherent uncertainties surrounding litigation and claims that could result in actual settlement amounts that differ materially from estimates. We expense our legal costs associated with these matters at the time incurred. See “Liquidity and Capital Resources” section regarding contingencies.

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

	Quarter Ended June 30,			Six Months Ended June 30,
	2004	% Change from 2003	2003	2004	% Change from 2003	2003
	(in thousands)			(in thousands)
RightFax product line	$17,539	12.4%	$15,601	$34,976	20.4%	$29,039
Teamplate product line	652	100.0%	—	1,390	100.0%	—
CallXpress product line	—	(100.0)%	2,538	—	(100.0)%	4,800

Net revenue	$18,191	0.3%	$18,139	$36,366	7.5%	$33,839

The increase in net revenue in the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 is attributable to increased revenue from the RightFax product line and revenue from the Teamplate product line that we acquired on September 30, 2003. The CallXpress product line, which contributed approximately $2.5 million in revenue in the second quarter of 2003 and $4.8 million in the first six months of 2003 was divested on September 29, 2003. The increase in RightFax revenue was due to an increase in volume of software licenses sold as well as an increase in revenue from maintenance and support contracts and professional services. In February 2004, we began bundling first year maintenance with our software licenses, significantly increasing revenue derived from maintenance agreements compared to prior periods. Revenue for maintenance agreements is recognized on a straight-line basis over the maintenance contract term, generally one to five years. International revenue represented approximately 23.6% of total revenue for the second quarter of 2004 and 24.0% for the first six months of 2004. In addition, international revenue was 23.2% of total revenue for the second quarter of 2003 and 25.2% for the first six months of 2003. We anticipate that revenue for 2004 from the RightFax product line will continue to grow in the mid-teens percent over 2003 revenue from the RightFax product line. During 2004, we expect that Teamplate product line revenue will grow more rapidly than the RightFax product line revenue. Historically, our business experiences seasonality with a sequential decline in revenue during the first quarter compared to the fourth quarter of the prior year, and our fourth quarter revenue tends to be the largest quarter for revenue during the year. We anticipate this pattern to continue in 2004.

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

	Quarter Ended June 30,			Six Months Ended June 30,
	2004	Change from 2003	2003	2004	Change from 2003	2003
	(in thousands)			(in thousands)
Gross profit	$12,087	$388	$11,699	$24,094	$2,490	$21,604
Percentage of revenue	66.4%		64.5%	66.3%		63.8%

The increase in gross profit for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 is primarily attributable to increased sales volume from the RightFax product line, revenue from the Teamplate product line and divesting the lower margin CallXpress product line in September 2003. Gross profit increased as a percentage of revenue due to the switch in mix from the lower margin CallXpress product line to the RightFax product line. The increase in gross profit was offset by amortization of technology intangibles included in cost of revenue related to the Teamplate product line acquired in September 2003. We anticipate that gross profit, as a percentage of revenue, will be approximately 67% for 2004.

Research and Development

Research and development expenses consist primarily of salaries and benefits and related expenses for developers, product managers, quality assurance personnel and payments to outside contractors for programming services.

	Quarter Ended June 30,			Six Months Ended June 30,
	2004	Change from 2003	2003	2004	Change from 2003	2003
	(in thousands)			(in thousands)
Research and development	$2,260	$(181)	$2,441	$4,391	$(407)	$4,798
Percentage of revenue	12.4%		13.5%	12.1%		14.2%

The decrease in research and development expenses in the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 is due to a decrease in staffing costs as a result of having fewer employees in 2004 compared to 2003. We divested the CallXpress product line in September 2003 and development expenses for this product line were eliminated at that time. On September 30, 2003, we acquired the Teamplate product line and added several development positions for this product line. We expect research and development expenses to increase slightly during the remainder of 2004 compared to the same period in 2003 as we invest further in the combined RightFax and Teamplate product line. We anticipate subsequent releases of RightFax and Teamplate later in 2004. The Teamplate product is relatively young and we anticipate more frequent and substantive product releases than with our more mature RightFax product. However, as a percentage of revenue, we expect research and development expenses to be consistent with the year ended December 31, 2003.

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

	Quarter Ended June 30,			Six Months Ended June 30,
	2004	Change from 2003	2003	2004	Change from 2003	2003
	(in thousands)			(in thousands)
Selling, general and administrative	$10,046	$1,469	$8,577	$20,117	$1,714	$18,403
Percentage of revenue	55.2%		47.3%	55.3%		54.4%

The increase in selling, general and administrative expenses in the second quarter of 2004 compared to the second quarter of 2003 is primarily attributable to increased selling and marketing expenses related to our Teamplate product line, and temporary labor and professional fees associated with our Sarbanes-Oxley Act compliance project. In addition, the increase in selling, general and administration expenses in the first six months of 2004 compared to the first six months of 2003 was also due to a significant increase in audit and legal fees related to the 2003 audit and restatements of quarterly reports on Form 10-Q for 2003, as well as increased selling commissions due to the increase in revenue in the first quarter of 2004 compared to 2003. We expect selling, general and administrative expenses to increase modestly in absolute dollars from expenses incurred in the first six months of 2004 particularly since costs of the Sarbanes-Oxley project will increase in the third quarter. In addition, we expect revenue to increase in the second half of 2004 and therefore, certain expenses such as sales commissions will increase relative to the increase in revenue. Due to expected increases in revenue, we expect selling general and administrative expenses to decrease as a percentage of revenue for the remainder of 2004 compared to the first six months of 2004. For the year ending December 31, we expect to incur significant costs to comply with the Sarbanes-Oxley Act of 2002, pursuant to which we will be required to furnish an internal controls report of management’s assessment of the effectiveness of our internal control over financial reporting as part of our Annual Report on Form 10-K. During the first six months of 2004, we incurred approximately $307,000 of such costs. We expect to incur additional costs in the range of approximately $400,000 to $750,000 during the remainder of 2004 related to our compliance with the Sarbanes-Oxley Act for third party consultants and outside audit attestation costs in addition to significant internal costs. Due to the complexity of the Sarbanes-Oxley project, ultimate costs of the project are difficult to predict and could differ materially from this estimate.

Amortization of Intangibles

Amortization of intangible assets is a result of core technology and other intangible assets acquired with Teamplate and Infinite Technologies, in addition to amortization expense associated with two nonexclusive license agreements with Syntellect. Amortization expense for the license agreements and core technology is recorded in cost of revenue and was $201,000 and $58,000 for the quarters ended June 30, 2004 and 2003, respectively and $402,000 and $117,000 for the six months ended, June 30, 2004 and 2003, respectively. Amortization expense recorded in operating expenses was $103,000 and $57,000 for the quarters ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, amortization expense recorded in operating expenses was $206,000 and $113,000, respectively. Based on the current amount of intangible assets subject to amortization, we estimate amortization expense for the remainder of 2004 of $606,000.

Stock Compensation

During the second quarter of 2001, we offered a limited non-compulsory exchange of employee stock options on a less than one-for-one basis. The exchange (which closed on July 10, 2001) resulted in the voluntary cancellation of employee stock options to purchase 3,135,720 shares of our common stock with varying exercise prices greater than $10.00 per share in exchange for 1,286,790 employee stock options with an exercise price of $2.11. The option exchange offer resulted in variable accounting treatment for a total of 1,993,250 options, representing the 1,286,790 new options granted in the exchange, as well as all employee options modified during the year. Variable accounting will continue until all options subject to variable accounting treatment are exercised, cancelled or expire. Variable accounting treatment will result in charges or credits, recorded to “stock compensation,” dependent on fluctuations in quoted prices for our common stock and the number of stock options subject to variable accounting that are outstanding for the period, neither of which can be predicted. At June 30, 2004 and 2003, we had 197,762 and 1,194,057 options outstanding subject to variable accounting. We recorded charges of $215,000 and $673,000 for the second quarter of 2004 and 2003, respectively, as well as $219,000 and $1.3 million for the six months ended June 30, 2004 and 2003 respectively. The stock compensation charge for the second quarter of 2003 included $508,000 recorded in operating expenses and $165,000 recorded in discontinued operations. In addition, the stock compensation charge for the six months ended June 30, 2003 included $992,000 recorded in operating expenses and $305,000 recorded in discontinued operations.

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

Other Income, Net

Other income, net consists primarily of investment income and foreign currency transaction gains and losses as well as bank charges and credit card fees. Interest income for the three and six months ended June 30, 2004 decreased 7% and 17%, respectively from interest income for comparable periods of 2003 due to lower interest rates. This was primarily due to investments that matured in the later part of 2003 and early 2004, which were reinvested at significantly lower interest rates than rates realized in 2003. Assuming interest rates remain at recent levels, we expect interest income to further decline, as rates on maturing investments are greater than rates currently available.

Income Tax Benefit

Our effective tax rate is based on a combination of our estimated combined statutory federal and state income tax rates. We expect our effective tax rate for 2004 to be 38%.

Discontinued Operations

On September 1, 2003, we completed the sale of our MediaLinq division. As such, MediaLinq’s results of operations for the three and six months ended June 30, 2003 have been reclassified as discontinued operations. In May 2004, pursuant to the terms of the agreement to sale MediaLinq, we received additional proceeds of $232,000, net of income taxes. In addition, during the second quarter of 2004 we incurred $28,000 of legal fees, net of income taxes, related to outstanding MediaLinq liabilities we retained. We expect to incur additional legal fees during the remainder of 2004 in conjunction with these retained liabilities. See Note 9, in Notes to Condensed Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10Q.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, short-term investments available for sale and long-term investments available for sale. Our portfolio consists primarily of money market funds and U.S. government agency securities. At June 30, 2004, cash and cash equivalents and investment balances totaled $88.8 million, down $6.9 million from December 31, 2003. The cash and investments decrease was due primarily to cash used to repurchase our common stock of $6.3 million and cash to purchase equipment of $2.2 million, offset by cash provided by operations of $1.0 million, proceeds of $911,000 from the exercise of stock options and proceeds from the sale of MediaLinq of $204,000, net of income taxes.

Cash flow provided by operations during the first six months of 2004 was $1.0 million compared to $4.0 million provided during the first six months of 2003. The decrease in cash provided by operations in 2004 compared to 2003 was primarily due to the payment of bonuses and commissions during the first quarter of 2004, which were accrued at December 31, 2003. Payments during the first quarter of 2003 for bonuses and commissions accrued at December 31, 2002 were significantly less than amounts paid in 2004 due to the significant improvement in operating results for the year ended December 31, 2003 compared to the year ended December 31, 2002. In addition, there was a significant increase in cash used to pay estimated income taxes on 2003 net income during the first quarter of 2004. We did not pay income taxes in the first quarter of 2003.

In addition to cash and investment balances, we have a $4.0 million unsecured revolving line of credit, $2.0 million for unsecured borrowings and $2.0 million reserved for letters of credit. As of June 30, 2004, the Company has utilized $1.0 million of its letter of credit capacity in conjunction with its corporate headquarters lease. The Company has placed $1.0 million in a restricted certificate of deposit with the bank that supports the letter of credit. The Company did not borrow under its line of credit during the six months ended June 30, 2004. The line expired in August 2004, which we did not renew in its entirety. The Company only renewed $1.0 million of the line used to secure the corporate headquarters lease. The line contains certain financial covenants and restrictions as to various matters, including restrictions on our ability to pay cash dividends without the bank’s prior approval. We are currently in compliance with such financial covenants and restrictions. Borrowings under the line of credit bear interest at the bank’s prime rate or, at our option, the one-, two-, three- or six-month LIBOR rate plus 1.5%.

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

Pursuant to a stock repurchase program approved by our Board of Directors in July 2003, in which the Board authorized us to repurchase up to $15.0 million of our common stock, we repurchased $2.5 million of our common stock in the first quarter of 2004. As of March 31, 2004, approximately $9.6 million remained available to repurchase shares under this program. On May 4, 2004, our Board of Directors allocated an additional $5.4 million in funds for our Company’s stock repurchase program. We repurchased an additional $3.8 million of our common stock in the second quarter of 2004. At June 30, 2004, $11.1 million of funds were available under the program. We may repurchase shares in the future subject to open trading windows, overall market conditions, stock prices and our cash position and requirements going forward. The repurchase program will continue until the earlier of (a) such time when the maximum dollar amount authorized is repurchased or (b) the Board discontinues the repurchase program.

We believe existing cash and short-term investments together with funds generated from operations will be sufficient to meet our anticipated working capital needs, capital expenditure needs and future business acquisitions for the next 12 months and the foreseeable future.

New Accounting Pronouncements

In November 2003, the Emerging Issues Task Force (“EITF”), reached a consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. EITF 03-1 establishes additional disclosure requirements for each category of SFAS No. 115 investments in a loss position. Effective for years ending after December 15, 2003, companies must disclose the aggregate amount of unrealized losses and the aggregate related fair value of their investments with unrealized losses. Those investments are required to be segregated by those in a loss position for less than twelve months and those in a loss position for greater than twelve months. Additionally, certain qualitative disclosures should be made to clarify a circumstance whereby an investment’s fair value that is below cost is not considered other-than-temporary. Effective for the third quarter ending September 30, 2004, unrealized losses on investments that are deemed other-than-temporary must be recognized in earnings equal to the difference between the investment cost and its fair value at the balance sheet date of the reporting period for which the assessment is made. The Company is currently reviewing the impact of adopting this EITF, which may have a material impact on our financial position, results of operations and cash flows.

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

Maintaining or growing our revenue depends, in part, on continued expansion of our international product sales. We have focused significant management attention and financial resources to our international operations. Significant portions of our revenue are subject to the risks associated with international operations, which include:

•	difficulty adapting products to local languages and technologies;

•	inability to respond to changes in regulatory requirements;

•	inability to meet special standards requirements;

•	exposure to exchange rate fluctuations;

•	tariffs and other trade barriers;

•	difficulties in staffing and managing international operations;

•	potentially adverse tax consequences; and

•	uncertainties arising from local economic or market conditions, local business practices and cultural considerations.

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

In March 2001, we announced that we were expanding our business strategy to focus on the mobile business solutions market, which we believed to be a potential higher-growth opportunity. This market has been slower to develop than we anticipated. To date, a significant share of market revenue has been in mobile services rather than in deployed software licenses for mobile solutions. As a result, we have reduced our development resources applied to this technology and there can be no assurance that we will realize a return on our past or future costs incurred in this unproven, stand-alone mobile business solutions market.

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

We frequently evaluate potential acquisitions of products, technologies and businesses. The acquisition of Teamplate in September 2003, as well as any future acquisitions we may undertake, may direct management’s attention away from the day-to-day operations of our business and may pose numerous other risks. For instance, we may not be able to successfully integrate technologies, products, personnel or operations of companies that we may acquire or to retain customers of the acquired business. In addition, we may need to make significant cash payments and dilutive issuances of our equity securities, incur debt, assume unknown liabilities, write-off purchased in-process research and development, amortize expenses related to other intangible assets and incur restructuring charges as well as costs of integrating personnel and operations. Any of these events could have a material adverse effect on our financial condition or results of operations.

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

We have periodically received letters and other communications from third parties asserting patent rights and requesting royalty payments and will probably receive additional claims in the future. For example, over the past six years, we have been involved in intermittent communications with Avaya, which was spun off from Lucent Technologies in 2001. Over this period of time, Lucent/Avaya asserted that we were infringing on their patents or technology, eventually identifying 10 patents as including claims that allegedly cover our current or former products and/or services. Several communications and meetings between us and Lucent/Avaya have occurred. We have also received communication in the past from BellSouth, beginning in December of 2001, at which time BellSouth asserted we were infringing on two of its patents. Analysis of both patents in light of our current and former products/services is still underway. The last communication with representatives of BellSouth was on June 19, 2003. The ultimate outcome of these matters cannot presently be determined. Accordingly, the ultimate resolution of these matters could have a material adverse effect on our financial position, cash flow and results of operations.

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

In connection with the completion of its audit for each of the three years ended December 31, 2003, our independent accountants, Deloitte & Touche LLP (“D&T”), have formally advised our management and the Audit Committee of our Board of Directors of a reportable condition related to certain deficiencies that exist in the design or operation of the Company’s internal accounting controls surrounding timely reconciliation of accounts and supervision and monitoring of staff who have significant roles in internal control. These deficiencies contributed to a computational error in the calculation of compensation expense for options subject to variable accounting, resulting in the restatement of the Company’s 2003 quarterly financial results.

We have endeavored during 2003 and the first six months of 2004 to make improvements to our policies, procedures, systems and staff who have significant roles in internal control to address the internal control deficiencies identified by D&T, including the hiring of a new Chief Financial Officer and a new Corporate Controller, as well as other financial staff. We intend to continue to improve and enhance the design of control processes, procedures and to upgrade staff to strengthen internal controls. If we are unable to improve our internal controls, our ability to report our financial results on a timely and accurate basis could be adversely affected which could have a substantial adverse effect on our ability to operate our business.

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

Interest rate risk:

We maintain an investment portfolio consisting primarily of investment grade interest bearing securities. These securities are classified as “available for sale” securities. The interest bearing securities in our portfolio are subject to interest rate risk and will fall in value if market interest rates increase. An increase of 10% in the average interest rate would not have a material effect on our results of operations, financial position or cash flows.

Investment risk:

If market interest rates were to increase immediately and uniformly by 100 basis points from levels at June 30, 2004, the decline in the fair value of the portfolio would be approximately $643,000. Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results, financial position or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio. Cash available for reinvestment, however, may be invested in lower interest rate securities.

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

In connection with the completion of its audit and the issuance of an unqualified report on the Company’s financial statements for each of the three years in the period ended December 31, 2003, Deloitte & Touche, LLP (“D&T”) formally advised management of the Company and the Audit Committee of its Board of Directors of certain deficiencies that exist in the design or operation of the Company’s internal accounting controls which constitute a reportable condition in the Company’s internal controls pursuant to standards established by the American Institute of Certified Public Accountants. Such deficiencies included the design of controls and processes surrounding timely reconciliation of accounts and supervision and monitoring of staff who have significant roles in internal control. These deficiencies contributed to a computational error in the calculation of compensation expense for options subject to variable accounting and other items, resulting in the restatement of the Company’s 2003 quarterly financial results.

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

The Company has made and will continue to make, improvements to its policies, procedures, systems and staff who have significant roles in internal control to address the internal control deficiencies identified by D&T. Key improvements include hiring a new Chief Financial Officer and Corporate Controller in the third and fourth quarters of 2003, respectively and other financial staff in the fourth quarter of 2003 and the first six months of 2004. The Company will continue to improve and enhance the design of control processes, procedures and upgrade staff to strengthen internal controls. In addition, the Company implemented its enterprise reporting system in its Australian and Netherlands subsidiaries during the first six months of 2004. As of April 30, 2004, the entire Company began operating under one worldwide accounting system. The steps being taken to correct the weaknesses and deficiencies identified by D&T constitute changes that materially affected the Company’s internal control over financial reporting during the most recent fiscal quarter.

Part II. OTHER INFORMATION

Item 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(e) Pursuant to a stock repurchase program approved by the Company’s Board of Directors in July 2003, in which the Board authorized the Company to repurchase up to $15.0 million of our common stock, we repurchased $3.8 million of our common stock in the second quarter of 2004. On May 4, 2004, the Company’s Board of Directors allocated an additional $5.4 million in funds for the Company’s stock repurchase program, replenishing the funds available under the plan to the full $15.0 million originally authorized. At June 30, 2004, $11.1 million of funds were available under the program. We may repurchase shares in the future subject to open trading windows, overall market conditions, stock prices and our cash position and requirements going forward. The repurchase program will continue until the earlier of (a) such time when the maximum dollar amount authorized is repurchased or (b) the Board discontinues the repurchase program.

The following table summarizes information regarding shares repurchased during the quarter ended June 30, 2004, all of which were repurchased in open market transactions pursuant to the Board-approved stock repurchase program described above:

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of the Program	Maximum Approximate Dollar Value that May Yet Be Purchased Under the Program as of the End of the Period
April 1 through 30, 2004	—	—	—	$12,100,253
May 1 through 31, 2004[1]	495,834	5.69	495,834	12,176,638[1]
June 1 through 30, 2004	162,034	6.36	162,034	11,146,156

Three months ended June 30, 2004	657,868	5.86	657,868	$11,146,156

1.	On May 4, 2004, $5.4 million of additional funds were made available to the program.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Captaris, Inc. was held on May 4, 2004. A total of 32,258,506 shares of the Company’s common stock were represented in person or by proxy at the meeting, which comprised of 97.42% of the total number of shares of the Company’s common stock outstanding on March 5, 2004, the record date for the meeting.

At the meeting, Robert F. Gilb, John A. Kelley, Jr., Patrick J. Swanick, and Thomas M. Murnane were elected to serve as directors of the Company for terms described in the proxy statement relating to the meeting or until their earlier retirement, resignation or removal. The vote was as follows:

Name	For	Withheld
Robert F. Gilb	29,477,693	780,813
John A. Kelley, Jr.	29,569,093	689,413
Patrick J. Swanick	29,562,943	695,563
Thomas M. Murnane	29,452,126	806,380

The proposal to ratify the appointment of Deloitte & Touche LLP as the Company’s independent accountants for 2004 was approved. The vote was as follows:

Votes
For	30,088,053
Against	148,829
Abstain	21,624

There were no broker non-votes for the matters described above since brokers who hold shares for the accounts of the clients have discretionary authority to vote such shares with respect to such matters.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Rule 13a-14(a) Certification (Chief Executive Officer)

31.2	Rule 13a-14(a) Certification (Chief Financial Officer)

32.1	Section 1350 Certification (Chief Executive Officer)

32.2	Section 1350 Certification (Chief Financial Officer)

(b)	Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of August 2004.

CAPTARIS, INC.

By:	/s/ PETER PAPANO
Peter Papano Chief Financial Officer and Secretary