Form 10-Q
period 2004-09-30
CAPTARIS INC
filed 2004-11-09
CIK 931784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

The number of outstanding shares of the registrant’s common stock as of November 2, 2004 was 30,366,604.

CAPTARIS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2004

PART I.

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CAPTARIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$29,606	$41,896
Short-term investments, available for sale	25,297	28,081
Accounts receivable, net	11,191	13,638
Inventories	764	1,973
Prepaid expenses and other	3,603	2,516
Deferred income tax assets	2,283	1,770

Total current assets	72,744	89,874
Long-term investments, available for sale	33,193	25,684
Restricted cash	1,000	1,000
Equipment and leasehold improvements, net	5,255	4,605
Intangible and other assets, net	5,793	6,705
Goodwill	15,832	15,541
Deferred income tax assets	1,592	1,346

Total assets	$135,409	$144,755

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,113	$4,875
Accrued compensation and benefits	2,830	4,403
Other accrued liabilities	1,613	1,393
Income taxes payable	1,098	2,999
Deferred revenue	13,090	10,257

Total current liabilities	22,744	23,927

Commitments and contingencies (Note 6)

Redeemable common stock	3,000	3,000

Shareholders’ equity:
Preferred stock, par value $0.01 per share, 2,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 120,000 shares authorized; 30,928 and 32,358 outstanding, respectively	304	318
Additional paid-in capital	59,314	67,453
Retained earnings	49,671	49,681
Accumulated other comprehensive income	376	376

Total shareholders’ equity	109,665	117,828

Total liabilities and shareholders’ equity	$135,409	$144,755

See the accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended September 30,			Nine Months Ended September 30,
	2004	2003		2004	2003
Net revenue	$18,031	$18,079		$54,397	$51,917
Cost of revenue	6,544	6,920		18,816	19,154

Gross profit	11,487	11,159		35,581	32,763
Operating expenses:
Research and development	2,846	2,384		7,237	7,182
Selling, general and administrative	9,781	9,330		29,898	27,733
Amortization of intangibles	102	57		308	170
Restructuring charges	—	423		—	423
Stock compensation (benefit) expense	(413)	1,057		(194)	2,049
Gain on sale of discontinued product line CallXpress	—	(2,088)		—	(2,088)

Total operating expenses	12,316	11,163		37,249	35,469

Operating loss	(829)	(4)		(1,668)	(2,706)

Other income (expense):
Interest	340	338		1,011	1,143
Other, net	(53)	(59)		(338)	(105)

Other income, net	287	279		673	1,038

Income (loss) from continuing operations before income tax (benefit)	(542)	275		(995)	(1,668)
Income tax (benefit) expense	(205)	105		(378)	(650)

Income (loss) from continuing operations	(337)	170		(617)	(1,018)
Discontinued operations:
Income (loss) from operations of MediaLinq, net of income taxes	—	(148)		—	770
Gain on sale of MediaLinq, net of income taxes	403	5,899		607	5,899

Income from discontinued operations, net of income taxes	403	5,751		607	6,669

Net income (loss)	$66	$5,921		$(10)	$5,651

Income (loss) per common share:
Basic income (loss) per common share from continuing operations	$(0.01)	$0.01		$(0.02)	$(0.03)
Basic income per common share from discontinued operations	0.01	0.19		0.02	0.22

Basic net income per common share	$—	$0.19	a	$—	$0.19

Diluted income (loss) per common share from continuing operations	$(0.01)	$0.01		$(0.02)	$(0.03)
Diluted income per common share from discontinued operations	0.01	0.18		0.02	0.22

Diluted net income per common share	$—	$0.19		$—	$0.19

Weighted average basic common shares	31,248	30,597		31,798	30,383
Weighted average diluted common shares	31,248	31,583		31,798	30,383

a–	For the quarter ended September 30, 2003, basic net income per share for continuing operations and discontinued operations do not sum to total basic net income per share due to rounding.

See the accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(10)	$5,651
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,849	3,184
Loss on disposition of equipment	—	118
Gain on sale of discontinued product line CallXpress	—	(2,088)
Gain on sale of discontinued operations MediaLinq, net of income taxes	(607)	(5,899)
Stock compensation (benefit) expense	(194)	2,820
Stock issued for consulting services	—	6
Restructuring charges	—	177
Bad debt provision	116	504
Changes in assets and liabilities:
Accounts receivable	2,312	1,648
Inventories	1,203	954
Prepaid expenses and other assets	(530)	(756)
Deferred income tax assets	(353)	(1,844)
Accounts payable	(760)	(1,666)
Accrued compensation and benefits	(1,566)	(1,010)
Other accrued liabilities	30	672
Income taxes payable	(1,753)	1,856
Deferred revenue	2,842	751

Net cash flow provided by operating activities	3,579	5,078

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(2,565)	(2,565)
Purchase of investments	(67,236)	(53,961)
Purchase of businesses, net of cash acquired	(170)	(7,253)
Proceeds from sale of discontinued product line CallXpress	—	2,500
Proceeds from sale of discontinued operations MediaLinq, net of income taxes	177	14,852
Proceeds from sale and maturities of investments	62,259	47,480

Net cash flow (used in) provided by investing activities	(7,535)	1,053

Cash flows from financing activities:
Proceeds from exercise of common stock options	958	1,787
Repurchase of common stock	(9,324)	(177)

Net cash flow (used in) provided by financing activities	(8,366)	1,610

Net (decrease) increase in cash flow	(12,322)	7,741

Effect of exchange rate changes on cash	32	35
Cash and cash equivalents at beginning of period	41,896	21,971

Cash and cash equivalents at end of period	$29,606	$29,747

Supplemental disclosures:
Cash paid during the period for income taxes	$3,104	$73

See the accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2004

1. Interim Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated balance sheets and related interim condensed consolidated statements of operations and cash flows have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments considered necessary for fair presentation have been included. Interim results are not necessarily indicative of results for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual amounts may differ from those estimates. The Company’s results of operations may fluctuate as a result of seasonal factors. Historically, the Company’s business experiences seasonality with a sequential decline in revenue during the first quarter compared to the fourth quarter of the prior year, and fourth quarter revenue tends to be the largest quarter for revenue during the year.

On September 1, 2003, the Company completed the sale of its MediaLinq assets. As such, MediaLinq’s results of operations for the three and nine months ended September 30, 2003, have been reclassified as discontinued operations.

Certain prior-period balances have been reclassified to conform to the current period presentation.

During the second quarter of 2001, the Company offered a limited non-compulsory exchange of employee stock options on a less than one-for-one basis. The exchange (which closed on July 10, 2001) resulted in the voluntary cancellation of employee stock options to purchase 3,135,720 shares of the Company’s common stock with varying exercise prices greater than $10.00 per share in exchange for 1,286,790 employee stock options with an exercise price of $2.11 per share. The option exchange offer resulted in variable accounting treatment for a total of 1,993,250 options, representing the 1,286,790 new options granted in the exchange, as well as all employee options modified during the year. Variable accounting will continue until all options subject to variable accounting treatment are exercised, cancelled or expire. Variable accounting treatment results in charges or credits, recorded to “stock compensation,” dependent on fluctuations in quoted prices for the Company’s common stock, and the number of stock options subject to variable accounting that are outstanding for the period, neither of which can be predicted. The Company had 183,594 and 615,549 options outstanding subject to variable accounting at September 30, 2004 and 2003, respectively.

Allocation of stock compensation charges to the operating expense categories is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Cost of revenue	$(37)	$114	$(18)	$215
Research and development	(118)	239	(58)	466
Selling, general and administrative	(258)	704	(118)	1,368

Total cost of revenue and operating expense	$(413)	$1,057	$(194)	$2,049
Discontinued operations	—	466	—	771

Total stock compensation (benefit) expense	$(413)	$1,523	$(194)	$2,820

The Company accounts for stock options under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized other than for stock options subject to variable accounting treatment, as options are granted at exercise prices equal to fair market value on the date of grant. Had compensation cost for stock option grants been determined using the fair value method consistent with Statement of Financial Accounting Standards

(“SFAS”) No. 123, Accounting for Stock-Based Compensation, the Company’s net income (loss) and net income (loss) per share would have been as shown in the following pro forma amounts:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
		As Restated		As Restated
Net income (loss), as reported	$66	$5,921	$(10)	$5,651
Add: Stock compensation (benefit) expense, as reported, net of income taxes	(256)	938	(120)	1,736
Deduct: Total stock compensation expense determined under fair value based method for all awards, net of income taxes	(996)	(144)	(2,265)	(1,105)

Net income (loss), pro forma	$(1,186)	$6,715	$(2,395)	$6,282

Net income (loss) per share:
Basic – as reported	$—	$0.19	$—	$0.19

Basic – pro forma	$(0.04)	$0.22	$(0.08)	$0.21

Diluted – as reported	$—	$0.19	$—	$0.19

Diluted – pro forma	$(0.04)	$0.22	$(0.08)	$0.21

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	45.7%	58.3%	49.1%	61.8%
Risk-free interest rate	2.81%	2.23%	3.21%	2.42%
Expected life (in years)	3.0	3.0	3.0	3.7

After filing the amended quarterly report on Form 10-Q/A on March 15, 2004, for the quarter ended September 30, 2003, the Company discovered a computational error in the calculation of pro forma net income and pro forma net income per share for the quarter and nine months ended September 30, 2003, which caused the pro forma net income and pro forma net income per share to be understated for the quarter ended September 30, 2003, and overstated for the nine months ended September 30, 2003. In addition, the Company also identified an error in calculating the denominator in pro forma net income per share. Accordingly, the Company has restated this disclosure to reflect the proper amounts of pro forma net income and pro forma net income per share for the quarter and nine months ended September 30, 2003.

The table below indicates the amounts of pro forma net income and pro forma net income per share as previously reported and as restated:

	Quarter Ended September 30, 2003		Nine Months Ended September 30, 2003
	(in thousands, except per share data)
	As Previously Reported	As Restated	As Previously Reported	As Restated
Net income, as reported	$5,921	$5,921	$5,651	$5,651
Add: Stock compensation expense, as reported, net of income taxes	938	938	1,736	1,736
Deduct: Total stock compensation expense determined under fair value based method for all awards, net of income taxes	(276)	(144)	(803)	(1,105)

Net income, pro forma	$6,583	$6,715	$6,584	$6,282

Net income per share:
Basic – as reported	$0.19	$0.19	$0.19	$0.19

Basic – pro forma	$0.22	$0.22	$0.22	$0.21

Diluted – as reported	$0.19	$0.19	$0.19	$0.19

Diluted – pro forma	$0.21	$0.22	$0.22	$0.21

2. Segment Reporting

Historically, the Company classified its business into two major segments: Software Products and E-document Services. In September 2003, the Company sold its E-document services operating segment, MediaLinq. As a result of the sale, the Company now operates in only one operating segment.

In the third quarter of 2004, the Company changed the way it segregates revenue from certain geographic regions to better reflect those regions where revenue is material. Revenue by geographic region for all previous periods has been reclassified to conform to the September 30, 2004 presentation. These reclassifications had no impact on working capital or results of operations.

The Company’s revenue by geographic region, as determined by shipping destination, was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
North America	$14,632	$14,112	$43,397	$40,325
Europe, Middle East and Africa	2,115	2,289	6,881	7,059
Asia Pacific	788	1,271	2,692	3,690
Rest of world	496	407	1,427	843

Total net revenue	$18,031	$18,079	$54,397	$51,917

Revenue from North America consists primarily of sales to the United States and Canada. Revenue from the rest of the world mainly includes sales to countries in the Latin America region. Net revenue attributable to the United States was $13.9 million for each of the quarters ended September 30, 2004 and 2003. Net revenue attributable to the United States was $41.1 million and $39.9 million for the nine months ended September 30, 2004 and 2003, respectively.

3. Net Income (Loss) Per Common Share

Basic net income (loss) per common share was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share was computed by dividing net income (loss) by the sum of (1) the weighted average number of shares of common stock outstanding during the period and (2) net additional shares that would have been issued had all dilutive options been exercised less shares that would be repurchased with the proceeds from such exercises. Dilutive options are those that have an exercise price less than the average stock price during the period.

The following table sets forth the computation of basic and diluted income (loss) per common share:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2004	2003		2004	2003
	(in thousands, except per share data)
Numerator:
Income (loss) from continuing operations	$(337)	$170		$(617)	$(1,018)

Discontinued operations:

Income (loss) from operations of MediaLinq, net of income taxes	—	(148)		—	770
Gain on sale of Medialinq, net of income taxes	403	5,899		607	5,899

Income from discontinued operations	403	5,751		607	6,669

Net income (loss)	$66	$5,921		$(10)	$5,651

Denominator:
Weighted average shares outstanding – basic	31,248	30,597		31,798	30,383
Dilutive effect of common shares from stock options	—	986		—	—

Weighted average shares outstanding – diluted	31,248	31,583		31,798	30,383

Basic net income per common share:
Basic income (loss) from continuing operations	$(0.01)	$0.01		$(0.02)	$(0.03)
Basic income from discontinued operations	0.01	0.19		0.02	0.22

Basic net income per share	$—	$0.19	a	$—	$0.19

Diluted net income per common share:
Diluted income (loss) from continuing operations	$(0.01)	$0.01		$(0.02)	$(0.03)
Diluted income from discontinued operations	0.01	0.18		0.02	0.22

Diluted net income per share	$—	$0.19		$—	$0.19

a–	For the quarter ended September 30, 2003, the basic net income per share from continuing operations and discontinued operations do not sum to total basic net income per share due to rounding.

For the quarter and nine months ended September 30, 2004, the Company excluded 412,770 and 511,819 common stock equivalents, respectively, from the calculation of diluted income per share because such securities were antidilutive in those periods due to the net losses from continuing operations. Similarly, for the nine months ended September 30, 2003, the Company excluded 53,346 common stock equivalents from the calculation of diluted income per share because such securities were dilutive. Employee stock options to purchase 3,096,371 shares and 2,090,090 shares in the three months ended September 30, 2004 and 2003, respectively, and 2,148,380 shares and 2,537,717 shares in the nine months ended September 30, 2004 and 2003, respectively, were outstanding, but were not included in the computation of diluted income per share because the exercise price of the stock options was greater than the average share price of the common shares and, therefore, the effect would have been antidilutive.

4. Changes in Shareholders’ Equity

(in thousands)

	Common Shares[1]	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Total Comprehensive Income (Loss)
Balance at January 1, 2004[1]	32,358	$318	$67,453	$49,681	$376	$117,828	$—
Exercise of stock options	286	3	955	—	—	958
Repurchase of common stock	(1,716)	(17)	(9,307)	—	—	(9,324)
Stock compensation benefit	—	—	(194)	—	—	(194)
Stock option income tax benefit	—	—	407	—	—	407
Unrealized loss on investments, net of income tax benefit of $96	—	—	—	—	(156)	(156)	(156)
Foreign currency translation adjustment	—	—	—	—	156	156	156
Net loss	—	—	—	(10)	—	(10)	(10)

Balance at September 30, 2004[1]	30,928	$304	$59,314	$49,671	$376	$109,665	$(10)

1.	Includes 574,727 shares of redeemable common stock issued on October 3, 2003.

Total comprehensive income was $594,000 for the quarter ended September 30, 2004 compared to $5.9 million for the quarter ended September 30, 2003. Total comprehensive loss for the nine months ended September 30, 2004 was $10,000 compared to total comprehensive income of $5.8 million for the nine months ended September 30, 2003.

5. Repurchase Program

During the first nine months of 2004, the Company repurchased approximately $9.3 million of its common stock, $3.0 million of which was executed in the third quarter. At September 30, 2004, approximately $8.2 million remains available under the repurchase program approved by the Company’s Board of Directors. The Company may continue to repurchase shares in the future subject to open trading windows, overall market conditions, stock prices and its cash position and requirements going forward. The repurchase program will continue until the earlier of (a) such time when the maximum dollar amount authorized has been utilized or (b) the Board discontinues the repurchase program.

6. Commitments and Contingencies

The Company periodically receives letters and other communications from third parties asserting patent rights and requesting royalty payments and will probably receive additional claims in the future. The Company follows the provisions of SFAS No. 5, Accounting for Contingencies, to record litigation or claim-related expenses. Over the past six years, the Company has been involved in intermittent communications with Avaya, which was spun off from Lucent Technologies in 2001. Over this period of time, Lucent/Avaya asserted that the Company was infringing on their patents or technology, eventually identifying 10 patents as including claims that allegedly cover the Company’s current or former products and/or services. Several communications and meetings between the Company and Lucent/Avaya have occurred. The Company has also received communication in the past from BellSouth, beginning in December of 2001, at which time BellSouth asserted that the Company was infringing on two of its patents. Analysis of both patents in light of the Company’s current and former products/services is still underway. The last communication with representatives of BellSouth was on June 19, 2003. The ultimate outcome of these matters cannot presently be determined. As such, the Company has not recorded an accrual for these exposures. Accordingly, the ultimate resolution of these matters could have a material adverse effect on the Company’s financial position, cash flow and results of operations. See Note 11.

On September 15, 2003, Captaris and its wholly-owned subsidiary, MediaTel Corporation (Delaware) (“MediaTel”), entered into an asset purchase agreement, effective as of September 1, 2003, to sell the assets of MediaLinq, an outsourced division of Captaris operated by MediaTel, to PTEK Holdings, Inc. (“PTEK”) and its wholly-owned subsidiary, Xpedite Systems, Inc. (“Xpedite”). MediaLinq provides outsourced e-document delivery services. The Company is contingently obligated to indemnify Xpedite against claims resulting from various representations and warranties made by the Company relating to MediaLinq products prior to the completion of the assets sale. At September 30, 2004, no indemnification claims were outstanding and a previous claim by Xpedite has been resolved with no impact to the Company’s financial position, cash flow or results of operations.

On September 29, 2003, Captaris announced the sale of its CallXpress product line to Sound Advantage, LLC (“Sound Advantage”). Sound Advantage formed a new company, Applied Voice and Speech Technologies (“AVST”), to operate CallXpress and Sound Advantage businesses. The Company was issued a 10 percent equity interest in AVST in connection with this transaction. The Company agreed to indemnify AVST against claims resulting from various representations and warranties made by the Company relating to the CallXpress products prior to the completion of the sale transaction. At September 30, 2004, no indemnification claims have been made by AVST. At September 30, 2004, the Company’s equity interest in AVST has been diluted to approximately 4.5% due to AVST’s subsequent financing events, in which the Company did not participate.

7. Adjustment to the Reported Gain on the Sale of MediaLinq

During the third quarter of 2004, the Company recognized a Federal tax refund claim for a net gain of $403,000. The net gain, which was accrued in the period, included the pending income tax refund and associated interest income, less professional fees, both net of income taxes. For the nine months ended September 30, 2004, the Company recorded a total net gain of $607,000, which included additional proceeds, net of income taxes, from the sale of MediaLinq received in the second quarter of 2004, plus the accrual in the third quarter for the pending income tax refund and associated interest income, less professional fees, both net of income taxes.

8. Final Purchase Price Adjustment for the Purchase of Teamplate

On September 30, 2003, Captaris acquired Teamplate, Inc. (“Teamplate”). In accordance with the agreement to acquire Teamplate, the original purchase price was subject to additional adjustments related to working capital at September 30, 2003, the payment of a certain liability and the ultimate collection of certain accounts receivable. As of June 30, 2004, each of these adjustments was resolved and accordingly, the Company paid an additional sum of $69,000 to the original investors of Teamplate and recorded additional goodwill in June 2004.

9. Restructuring Charges

In September 2003, in conjunction with the sale of the Company’s CallXpress product line, the Company recorded a restructuring charge of approximately $423,000 for severance and other related benefits for terminated employees associated with CallXpress. All costs associated with this restructuring were paid as of December 31, 2003.

10. Redeemable Common Stock

On October 3, 2003, in connection with the acquisition of Teamplate on September 30, 2003, the Company issued 574,727 shares of common stock valued at approximately $3.0 million. On the first anniversary of the closing, each Teamplate shareholder has the option to require Captaris to purchase all of the shareholder’s portion of the Captaris common stock issued in the transaction at a price per share of $5.22 per share if (a) the average of the last sale price of the common stock for the 20 trading days prior to September 30, 2004, is less than $5.22 per share; and (b) the last sale price of the common stock on September 30, 2004, is less than $5.22 per share. The Company has recorded the issuance of this common stock as Redeemable Common Stock on the balance sheet. At September 30, 2004, none of these shares of common stock has been redeemed. See Note 13, Subsequent Events.

11. Legal Proceedings

One of the services provided by MediaTel was the transmission of facsimiles to travel industry participants on behalf of travel service providers. MediaTel held a license to use a database supplied by Northstar Travel Media that listed recipients for these facsimiles. All of the assets of MediaTel were sold to a subsidiary of PTEK on September 1, 2003. On or about July 29, 2003, Travel 100 Group, Inc. (“Travel 100”) filed three lawsuits in Circuit Court in Cook County, Illinois, one against Mediterranean Shipping Company (“Mediterranean”), the second against The Melrose Hotel Company (“Melrose”) and the third against Oceania Cruises (“Oceania”). The complaints are substantially identical in form and allege violations of the Telephone Consumer Protection Act in connection with the receipt of facsimile advertisements that were transmitted by MediaTel. Each complaint seeks injunctive relief and unspecified damages and certification as a class action on behalf of Travel 100 and others similarly situated throughout the United States that received the facsimile advertisements. Under the Telephone Consumer Protection Act a court can impose liability of $500 per fax on a party that sends a fax without the consent of the recipient. A court can increase the liability to $1,500 per fax if the sending of the fax is willful.

MediaTel contracted with a third party to provide facsimile advertising services for Mediterranean. The third party, in turn, contracted with Mediterranean. Melrose contracted directly with MediaTel for transmission of the facsimiles. In its answer filed on September 23, 2003, Mediterranean named Captaris as a third-party defendant and asserted that to the extent that Mediterranean is liable, Captaris should be liable under theories of indemnification or contribution for any damages suffered by Mediterranean. Similarly, in its answer filed on October 14, 2003, Melrose named Captaris, as well as PTEK, as third-party defendants based on allegations of breach of contract and claims for contribution. In response to Mediterranean’s third-party complaint, Captaris filed its answer on November 3, 2003, denying the allegations filed by Mediterranean and further answering by way of affirmative defenses that to the extent Captaris is found liable for any damages allegedly suffered by plaintiffs or any third-party plaintiffs in this action, Captaris is entitled to indemnification and/or contribution from other non-parties to this action. Captaris filed a similar answer to Melrose’s complaint on November 20, 2003. On September 8, 2004, Oceania filed an Answer and Third-Party Complaint against Captaris and MediaTel making similar allegations to those made in the other two cases in its counts for fraud, indemnification and contribution. Captaris and MediaTel have until November 15, 2004, to respond to Oceania’s Third-Party Complaint.

Captaris intends to vigorously defend each of these cases, but litigation is subject to numerous uncertainties and Captaris is unable to predict the ultimate outcome of any of these matters. Moreover, the amount of any potential liability in connection with these cases will depend, to a large extent, on whether a class is certified, and if one is certified, on what the scope of that class will be, neither of which can be predicted at this time. The Company has not recorded an accrual related to these cases. However, there is no guarantee that Captaris will not determine in the future that an accrual is required or that Captaris will not be required to pay damages in respect of these cases in the future, either of which could materially and adversely affect Captaris’ results of operations, cash flows and financial condition for the quarter or year in which any accrual is recorded or any damages are paid.

12. New Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) Issue 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. EITF 03-1 establishes additional disclosure requirements for each category of SFAS No. 115 investments in a loss position and provides guidance for assessing impairment losses on investments. Effective for years ending after December 15, 2003, companies must disclose the aggregate amount of unrealized losses and the aggregate related fair value of their investments with unrealized losses. Those investments are required to be segregated by those in a loss position for less than twelve months and those in a loss position for greater than twelve months. Additionally, certain qualitative disclosures are required to clarify a circumstance whereby an investment’s fair value that is below cost is not considered other than temporary. In September 2004, the FASB delayed the provisions of EITF 03-1 which provide guidance on evaluating whether an impairment is other than temporary. The disclosure requirements remain effective for annual financial statements. The Company does not expect that the adoption of this EITF will have a material impact on its financial position, results of operations and cash flow.

13. Subsequent Events

On October 1, 2004, the Company entered into a definitive agreement and plan of merger (the “Merger Agreement”) to acquire Information Management Research, Inc. (“IMR”), an Englewood, Colorado company. IMR is a developer of content management and archiving technologies, as well as intellectual property in other areas such as data capture, document viewing and Web presentation. IMR’s Microsoft-based solutions complement the Company’s product offerings for business information delivery solutions for enterprise customers worldwide. The Merger Agreement was entered into among Captaris, Inc., IMR Acquisition, Inc., a Washington corporation and wholly-owned subsidiary of Captaris (“Acquisition Sub”), IMR, certain shareholders of IMR, Steven Grandchamp and Robert Drucker, as representatives of the shareholders of IMR.

On October 28, 2004 (“Acquisition Date”), the acquisition of IMR was completed. In accordance with the Merger Agreement, Acquisition Sub merged with and into IMR and IMR became a wholly-owned subsidiary of Captaris. The Company acquired IMR for a total consideration of $25.1 million in cash, after a net working capital adjustment, plus acquisition expenses. Pursuant to the terms of the Merger Agreement, on the Acquisition Date, $5.0 million of the purchase price was deposited in a third-party escrow account for two years as security for certain post-closing obligations of the IMR shareholders, including indemnification obligations. The purchase price was funded from the existing cash and investments of the Company. This business combination will be accounted for as a purchase. At the filing date of this quarterly report on Form 10-Q, the Company has not been able to complete a valuation to provide a basis for the purchase price allocation. In-process research and development that was acquired relates to research and development projects that had not been completed at the date of acquisition, and therefore, will have no use to the Company in the future. The amount of the purchase price allocated to in-process research and development, based on the valuation, will be expensed in the fourth quarter.

In October 2004, 571,261 shares were returned to the Company to be repurchased for an aggregate amount of approximately $3.0 million. These redeemable common shares were issued in October 2003 in connection with the acquisition of Teamplate. See Note 10. The stock redemption has no impact on the final purchase price adjustment to Teamplate.

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

The following discussion of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Words such as “believe,” “expect,” “anticipate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. Captaris’ actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described below and under the caption “Factors that May Affect Our Business, Future Operating Results, Financial Condition and Market Price of Our Stock”. These factors may cause our actual results to differ materially from any forward-looking statements. We undertake no obligation to publicly release any revisions to these forward-looking statements, which apply only as of the date of this Form 10-Q, that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by securities laws.

Overview

We are a provider of business information delivery solutions that integrate, process and automate the flow of messages, data and documents primarily for medium and large-sized enterprises, which we consider to be enterprises with 100 or more employees. We produce a suite of products and services, in partnership with leading enterprise technology companies, delivered through a global distribution network in more than 40 countries. These products address the fax server, network fax, production fax, e-document delivery, enterprise fax, business process automation/workflow and mobile business markets and are primarily distributed through independent distributors and value added resellers. Our products run on off-the-shelf server hardware, Microsoft Windows NT, Windows 2000, Windows XP, Microsoft.NET and interface with a wide variety of telephony and computer equipment.

We sell our products primarily through an indirect channel of resellers and distributors, as well as through direct sales, Original Equipment Manufacturers (“OEMs”) and private label agreements. Our data-oriented enhanced fax products include RightFax and RightFax Enterprise, our Local Area Network (“LAN”) based fax server lines for Windows based operating systems and the RightFax Production System, a high-volume production-oriented server that enables fax and other forms of electronic transmission for electronic commerce applications. We acquired our business automation product line, Teamplate, on September 30, 2003. Teamplate is a Microsoft.NET compliant workflow product that automates many intra-departmental, inter-departmental and inter-company processes with thorough rules logic and an intuitive interface. The suite of Teamplate products includes Teamplate.NET full license, Teamplate Enterprise, Teamplate Solutions and Teamplate Wizards for popular Microsoft Office, SharePoint, Exchange and Content Management System (“CMS”) software. Our mobility-oriented products allow customers to use our document delivery and business process automation products to receive and access information from a wide variety of web-enabled devices.

During the first nine months of 2004, we continued to make progress in our six strategic areas of focus: strengthening our reseller channels, enhancing our strategic partnerships, creating vertical market solutions, extending our product offerings, growing enterprise accounts and expanding our solutions capabilities. Revenue from the Rightfax product line increased by $1.5 million in the third quarter of 2004 compared to the third quarter of 2003. In addition, revenue from the third quarter of 2004 included $635,000 of revenue from the Teamplate product line, which we acquired in September of 2003. This revenue growth was offset by the loss of revenue from the discontinued CallXpress product line, which contributed approximately $2.2 million in the third quarter of 2003 and $7.0 million in the first nine months of 2003. Net revenue for the first nine months of 2004 increased by $2.5 million or 4.8% compared to the first nine months of 2003. Gross margin increased from 61.7% in the third quarter of 2003 to 63.7% in the third quarter of 2004, and increased from 63.1% in the nine months ended September 30, 2003 to 65.4% in the nine months ended September 30, 2004. The improved gross margins in the quarter and nine months ended September 30, 2004 compared to the comparable periods in 2003 reflected improved efficiencies and scale in the RightFax product line, the disposition of the CallXpress product line which contributed a lower gross margin and the addition of the Teamplate product line which contributed a higher gross margin.

Aggregate research and development, selling, general and administrative expenses and amortization expenses increased by $958,000 or 8.1% in the third quarter of 2004 compared to the third quarter of 2003, and increased by $2.4 million or 6.7% in the first nine months of 2004 compared to the first nine months of 2003, due primarily to increased spending for Sarbanes-Oxley compliance, investing in additional staff in our accounting, finance and compliance functions, and sales and marketing expenses related to the Teamplate product line.

Consolidated cash, cash equivalents and investments at September 30, 2004 were $88.1 million, a decrease of approximately $7.6 million from December 31, 2003. During the first nine months of 2004, cash provided by operating activities was approximately $3.6 million and cash used to repurchase common stock was $9.3 million. Deferred revenue increased $2.8 million from December 31, 2003. Our new maintenance and service initiatives are key drivers of this increase in deferred revenue. We expect that continued success will enhance our cash flow this year and improve the predictability of our future revenues.

Subsequent Events

On October 1, 2004, we entered into a definitive agreement and plan of merger (the “Merger Agreement”) to acquire Information Management Research, Inc. (“IMR”), an Englewood, Colorado company. IMR is a developer of content management and archiving technologies, as well as intellectual property in other areas such as data capture, document viewing and Web presentation. IMR’s Microsoft-based solutions complement our product offerings for business information delivery solutions for enterprise customers worldwide. The Merger Agreement was entered into among Captaris, Inc., IMR Acquisition, Inc., a Washington corporation and wholly-owned subsidiary of Captaris (“Acquisition Sub”), IMR, certain shareholders of IMR, Steven Grandchamp and Robert Drucker, as representatives of the shareholders of IMR.

On October 28, 2004 (“Acquisition Date”), the acquisition of IMR was completed. In accordance with the Merger Agreement, Acquisition Sub merged with and into IMR and IMR became a wholly-owned subsidiary of Captaris. We acquired IMR for a total consideration of $25.1 million in cash, after a net working capital adjustment, plus acquisition expenses. Pursuant to the terms of the Merger Agreement, on the Acquisition Date, $5.0 million of the purchase price was deposited in a third-party escrow account for two years as security for certain post-closing obligations of the IMR shareholders, including indemnification obligations. The purchase price was funded from our existing cash and investments. This business combination will be accounted for as a purchase. At the filing date of this quarterly report on Form 10-Q, we have not been able to complete a valuation to provide a basis for the purchase price allocation. In-process research and development that was acquired relates to research and development projects that had not been completed at the date of acquisition, and therefore, will have no use to us in the future. The amount of the purchase price allocated to in-process research and development, based on the valuation, will be expensed in the fourth quarter.

In October 2004, 571,261 shares were returned to us to be repurchased for an aggregate amount of approximately $3.0 million. These redeemable common shares were issued in October 2003 in connection with the acquisition of Teamplate. The stock redemption has no impact on the final purchase price adjustment to Teamplate.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience, current conditions and various other assumptions we believe to be reasonable under the circumstances. Our estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ significantly from these estimates. To the extent that there are material differences between these estimates and actual results, our presentation of our financial condition or results of operations may be affected.

On an ongoing basis, we evaluate our estimates used, including those related to the valuation of goodwill and other intangible assets, useful lives of intangible assets and equipment and leasehold improvements, inventory valuation allowances, revenue recognition and the estimated allowances for sales returns and doubtful accounts. We believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to significant areas involving management’s judgments and estimates:

•	Revenue recognition;

•	Allowances for sales returns and doubtful accounts;

•	Valuation of inventory at lower of cost or market value;

•	Investments;

•	Valuation of acquired businesses, assets and liabilities;

•	Valuation of long-lived and intangible assets and goodwill;

•	Useful lives of intangible assets, equipment and leasehold improvements; and

•	Contingencies

For a detailed discussion on other accounting policies, see Note 1 in Notes to Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2003.

Revenue recognition. Our revenue recognition policies follow the guidelines of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collection is reasonably assured.

We sell products through resellers, OEMs and other channel partners, as well as directly to end users. We recognize product revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. Revenue from software licenses is recognized when the software has been shipped, provided that collection for such revenue is deemed probable. All software licenses are bundled with 30 days of telephone support. As revenue associated with this telephone support is considered to be insignificant, we recognize this revenue and record an estimate for the related cost upon shipment of software. Whenever a software license, hardware, installation and post-contract customer support or “PCS” elements are combined into a package with a single bundled price, we allocate the total arrangement fee among each element based on its respective fair value, which is the price charged when that element is sold separately. Revenue for PCS is recognized on a straight-line basis over the service contract term, generally one to five years. PCS includes rights to unspecified upgrades and updates, when and if available and bug fixes. Installation revenue is recognized when the product has been installed at the customer’s site and accepted by the customer. Recognition of revenue from software sold with installation services is recognized either when the software is shipped or when the installation services are completed, depending on our agreement with the customer and whether the installation services are integral to the functionality of the software. Consulting services are customarily billed at fixed rates, plus out-of-pocket expenses and revenues are recognized when the consulting has been completed. However, if it is determined that a consulting engagement will be unprofitable, we recognize the loss at the time of such determination. Training revenue is recognized when the training is completed. We have entered into agreements with certain OEMs from which we receive royalty payments periodically. We recognize royalty revenue in the period it is earned when reasonable estimates of such amounts can be made. We adjust for differences between estimated and actual royalties in the following quarter. Historically, these adjustments have not been material. If we are unable to reasonably estimate royalty revenue, we recognize revenue upon receipt of royalty statements from the licensees, generally one quarter in arrears.

In general, customers are granted a 30-day right of return for product sales. We reduce revenue recognized for estimated product returns at the time the related revenue is recorded. When customer acceptance provisions are present and we cannot reasonably estimate returns, we recognize revenue upon the earlier of customer acceptance or expiration of the acceptance period. Costs related to insignificant customer support obligations, which include telephone support, are recorded at the time the related revenue is recognized.

Allowance for sales return. We estimate potential future product returns related to current period revenue based on our historical returns, current economic trends, changes in customer demand and acceptance of our products. We periodically review the adequacy of the sales return allowance and underlying assumptions. If the assumptions we use to calculate the estimated sales returns do not properly reflect future returns, a change in accruals for sales returns would be made in the period in which such a determination was made.

Allowance for doubtful accounts. We make ongoing assumptions relating to the collectibility of our accounts receivable in our calculation of the allowance for doubtful accounts. In determining the amount of the allowance, we make estimates based on our historical bad debts, the aging of customer accounts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment patterns. Our reserves historically have been adequate to cover our actual credit losses. However, if actual credit losses were to fluctuate significantly from the reserves we have established, our general and administrative expenses could be adversely affected.

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

Investments. We classify our investments as “available for sale” and record them at market value. Investments with expected maturities of one year or less are classified as short-term. Investment purchases and sales are accounted for on a trade date basis and market value at period end is based on quoted market prices for each security. Realized gains and losses are determined on the specific identification method. Unrealized gains and losses, net of any tax effect, are recorded as a component of other comprehensive income. When we deem that an investment’s decline in fair value is other than temporary, we record a charge to other expense in the period when such determination is made. SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 59, Accounting for Non-current Marketable Equity Securities, provide guidance on determining when an investment’s impairment is other-than-temporary. Investments are reviewed quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, we evaluate, among other factors, the duration and extent to which the fair value of an investment is less than its cost; the financial health of and near-term business outlook for the investee, including factors such as industry and sector performance, changes in technology, and operational and financing cash flow; and our intent and ability to hold the investment. Investments with an indicator are further evaluated to determine the likelihood of a significant adverse effect on the fair value and amount of the impairment as necessary. If market, industry and/or investee conditions deteriorate, we may incur future impairments. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income over the term of the investment. Our current investment policy only permits investing in government agency issues, certain adjustable rate mortgage-backed securities, corporate debt securities, municipal securities and money market funds. With the exception of the mortgage-backed securities and variable-rate notes, the maximum maturity allowable is 36 months. We believe that the expected lives of the mortgage-backed securities investments are much shorter than the stated maturities due to refinances and sales of homes. Accordingly, we have estimated the portion of the mortgages likely to be prepaid within one year based on historical prepayment data, current interest rates and other economic factors, and classified these investments as short-term. Variable-rate notes have frequent reset dates ranging from one to thirty-five days, at which time we have the option to redeem at the notes’ face value.

Valuation of acquired businesses, assets and liabilities. Our business acquisitions typically result in recording goodwill and other intangible assets, which may affect the amount of future period amortization expense and potential impairment charges that may be incurred. The determination of the fair value of such intangible assets and goodwill is a critical and complex consideration that involves significant assumptions and estimates. These assumptions and estimates are based on our best judgments and could materially affect our financial condition and results of operations.

Impairment of goodwill. Goodwill is tested for impairment on an annual basis in the first quarter of the year, and between annual tests if indicators of impairment exist. We conducted our annual assessment during the first quarter of 2004 and determined our goodwill at March 31, 2004 was not impaired. Our judgments regarding the existence of impairment indicators include our assessment of the impacts of legal factors, market and economic conditions; the results of our operational performance and strategic plans; competition and market share; and any potential for the sale or disposal of a significant portion of our principal operations. If we conclude that indicators of impairment exist, we then assess the fair value of goodwill. The valuation process provides an estimate of a fair value of goodwill using a discounted cash flow model and includes many assumptions and estimates. Once the valuation is determined, we will write down goodwill to its determined fair value, if necessary. Any write-down could have a material adverse effect on our financial condition and results of operations.

Impairment of equipment and leasehold improvements, long-lived assets and other intangible assets. We periodically review long-lived assets, other intangibles and product lines that we are more likely than not to sell or otherwise dispose of before the end of the asset’s previously estimated useful life to determine if there is any impairment for these assets. We assess the impairment of these assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our long-lived assets and other intangibles. Future events could cause us to conclude that impairment indicators exist and that the assets should be reviewed to determine their fair value. The valuation process provides an estimate of a fair value of these assets using a discounted cash flow model and includes many assumptions and estimates. Once the valuation is determined, we will write down these assets to their determined fair value, if necessary. Any write-down could have a material adverse effect on our financial condition and results of operations.

Useful lives of equipment, leasehold improvements and intangible assets. Equipment and leasehold improvements, identifiable intangible assets and certain other long-lived assets are amortized over their estimated useful lives. Useful lives for equipment and leasehold improvements are based on our estimates of the period that the equipment or leasehold improvement will be used. Useful lives for intangible assets are based on our estimates of the period that the intangible assets will generate revenue. Changes in useful lives could have a material effect on our financial condition and results of operations.

Contingencies. We are periodically involved in litigation or claims, including patent infringement claims, in the normal course of our business. We follow the provisions of SFAS No. 5, Accounting for Contingencies, to record litigation or claim-related expenses. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. We accrue for settlements when the outcome is probable and the amount or range of the settlement can be reasonably estimated. In addition to our judgments and use of estimates, there are inherent uncertainties surrounding litigation and claims that could result in actual settlement amounts that differ materially from estimates. We expense our legal costs associated with these matters at the time incurred. See the “Liquidity and Capital Resources” section regarding contingencies.

Results of Operations

Net Revenue

We derive net revenue primarily from licensing software, follow-on sales of add-on software modules as well as sales of maintenance and support agreements and professional services. We continue to distribute fax boards with a significant number of our software product sales which generate a margin significantly less than the margin on our software products.

	Quarter Ended September 30,			Nine Months Ended September 30,
	2004	% Change from 2003	2003	2004	% Change from 2003	2003
	(in thousands)			(in thousands)
RightFax product line	$17,396	9.3%	$15,921	$52,372	16.5%	$44,960
Teamplate product line	635	100.0%	—	2,025	100.0%	—
CallXpress product line	—	(100.0)%	2,158	—	(100.0)%	6,957

Net revenue	$18,031	(0.3)%	$18,079	$54,397	4.8%	$51,917

For the quarter ended September 30, 2004, revenue from the RightFax product line increased approximately $1.5 million compared to the third quarter of 2003. Revenue from the Teamplate product line, which we acquired in September 2003, was $635,000 for the three months ended September 30, 2004. The increase in net revenue in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 was attributable to increased revenue of $7.4 million from the RightFax product line and $2.0 million from the Teamplate product line. The CallXpress product line, which contributed approximately $2.2 million in revenue in the third quarter of 2003 and $7.0 million in the first nine months of 2003, was divested on September 29, 2003. The increase in RightFax revenue was due to an increase in volume of software licenses sold as well as an increase in revenue from maintenance and support contracts and professional services. In February 2004, we began requiring first year maintenance with our software licenses, significantly increasing revenue derived from maintenance agreements compared to prior periods. Revenue for maintenance agreements is recognized on a straight-line basis over the maintenance contract term, generally one to five years. Revenue outside of North America represented approximately 18.9% and 21.9% of total revenue for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, revenue outside of North America represented 20.2% and 22.3% of total revenue, respectively. For the quarter ended September 30, 2004, we were unable to reasonably estimate royalty revenue from one licensee. As a result, we expect to recognize this royalty revenue in the fourth quarter of 2004 when we receive a royalty statement from this licensee. We anticipate that revenue for 2004 from the RightFax product line will be reasonably consistent with the prior three year growth rate. Historically, our business experiences seasonality with a sequential decline in revenue during the first quarter compared to the fourth quarter of the prior year, and our fourth quarter revenue tends to be the largest quarter for revenue during the year. We anticipate this pattern to continue in 2004.

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

	Quarter Ended September 30,			Nine Months Ended September 30,
	2004	Change from 2003	2003	2004	Change from 2003	2003
	(in thousands)			(in thousands)
Gross profit	$11,487	$328	$11,159	$35,581	$2,818	$32,763
Percentage of revenue	63.7%		61.7%	65.4%		63.1%

The increase in gross profit for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003 is primarily attributable to the increased sales volume and maintenance revenue from the RightFax product line, revenue from the Teamplate product line and the divesting of the lower margin CallXpress product line in September 2003. Gross profit increased as a percentage of revenue due to the change from sales of the lower margin CallXpress product line to sales of the RightFax product line. The increase in gross profit was offset by amortization of technology intangibles included in cost of revenue related to the Teamplate product line acquired in September 2003. We anticipate gross profit as a percentage of revenue for the full year 2004 to be in line with that for the nine months ended September 30, 2004.

Research and Development

Research and development expenses consist primarily of salaries and benefits and related expenses for developers, product managers, quality assurance personnel and payments to outside contractors for programming services.

	Quarter Ended September 30,			Nine Months Ended September 30,
	2004	Change from 2003	2003	2004	Change from 2003	2003
	(in thousands)			(in thousands)
Research and development	$2,846	$462	$2,384	$7,237	$55	$7,182
Percentage of revenue	15.8%		13.2%	13.3%		13.8%

For the three months ended September 30, 2004, research and development expenses increased approximately 19.4% compared to the three months ended September 30, 2003, primarily due to additional spending on engineering and testing costs relating to the release of a new version of the RightFax product line in November 2004. For the nine months ended September 30, 2004, research and development expenses increased less than 1% compared to the nine months ended September 30, 2003. We divested the CallXpress product line in September 2003 and development expenses for this product line were eliminated at that time. Expense savings from this divestiture were offset by headcount additions resulting from the acquisition of Teamplate in September 2003 as well as additional engineering expenses incurred in the third quarter of 2004 for product pre-release testing. We expect research and development expenses to increase in absolute dollars during the remainder of 2004 compared to the same period in 2003 as we invest further in the combined RightFax and Teamplate product line and incur additional engineering expenses to integrate the newly acquired technology from IMR into our current product line. The Teamplate product is relatively young and we anticipate more frequent and substantive product releases than with our more mature RightFax product. However, as a percentage of revenue, we expect research and development expenses to be consistent with the year ended December 31, 2003.

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

	Quarter Ended September 30,			Nine Months Ended September 30,
	2004	Change from 2003	2003	2004	Change from 2003	2003
	(in thousands)			(in thousands)
Selling, general and administrative	$9,781	$451	$9,330	$29,898	$2,165	$27,733
Percentage of revenue	54.2%		51.6%	55.0%		53.4%

The increase in selling, general and administrative expenses in the third quarter of 2004 compared to the third quarter of 2003 is primarily attributable to increased selling and marketing expenses related to our Teamplate product line, and temporary labor and professional fees associated with our Sarbanes-Oxley Act of 2002 compliance project. The increase in selling, general and administration expenses in the first nine months of 2004 compared to the first nine months of 2003 was also due to a significant increase in audit and legal fees related to the 2003 audit and restatements of quarterly reports on Form 10-Q for 2003, as well as increased selling commissions due to the increase in revenue in the first quarter of 2004 compared to 2003. We have incurred in the first nine months of 2004, and expect to incur during the remainder of 2004, significant costs to effect compliance with Sarbanes-Oxley, pursuant to which we will be required to furnish a report of management’s assessment of the effectiveness of our internal control over financial reporting as part of our Annual Report on Form 10-K. For the first nine months of 2004, we incurred approximately $688,000 of costs on third-party consultancy and outside audit services, as well as expenses on internal controls testing related to Sarbanes-Oxley compliance. We expect to incur additional costs in the range of $200,000 to $350,000 during the fourth quarter of 2004. Due to the complexity of the Sarbanes-Oxley compliance project, ultimate costs of the project are difficult to predict and could differ materially from this estimate. In addition, we expect to incur additional selling, general and administrative expenses to integrate the newly acquired company, IMR, into our current sales, general and administrative structures.

Amortization of Intangibles

Amortization of intangible assets is a result of core technology and other intangible assets acquired with Teamplate and Infinite Technologies, in addition to amortization expense associated with two nonexclusive license agreements with Syntellect. Amortization expense for the license agreements and core technology recorded in cost of revenue was $201,000 and $58,000 for the quarters ended September 30, 2004 and 2003, respectively. Amortization expense for the license agreements and core technology recorded in cost of revenue was $604,000 and $175,000 for the nine months ended September 30, 2004 and 2003, respectively. Amortization expense recorded in operating expenses was $102,000 and $57,000 for the quarters ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, amortization expense recorded in operating expenses was $308,000 and $170,000, respectively. Based on the current amount of intangible assets subject to amortization, we estimate amortization expense for the remainder of 2004 and each of the succeeding five years to be as follows: $302,000 for the fourth quarter of 2004, $1.1 million annually for years 2005 through 2007, and $773,000 for 2008. In addition, we expect amortization expense to increase due to the amortization of the IMR intangibles acquired in October 2004.

Stock Compensation

During the second quarter of 2001, we offered a limited non-compulsory exchange of employee stock options on a less than one-for-one basis. The exchange (which closed on July 10, 2001) resulted in the voluntary cancellation of employee stock options to purchase 3,135,720 shares of our common stock with varying exercise prices greater than $10.00 per share in exchange for 1,286,790 employee stock options with an exercise price of $2.11. The option exchange offer resulted in variable accounting treatment for a total of 1,993,250 options, representing the 1,286,790 new options granted in the exchange, as well as all employee options modified during the year. Variable accounting will continue until all options subject to variable accounting treatment are exercised, cancelled or expire. Variable accounting treatment will result in charges or credits, recorded to “stock compensation,” dependent on fluctuations in quoted prices for our common stock and the number of stock options subject to variable accounting that are outstanding for the period, neither of which can be predicted. At September 30, 2004 and 2003, we had 183,594 and 615,549 options, respectively, outstanding subject to variable accounting. We recorded a benefit of $413,000 and a charge of $1.5 million for the third quarter of 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, we recorded a benefit of $194,000 and a charge of $2.8 million, respectively. The stock compensation charge for the third quarter of 2003 included approximately $1.1 million recorded in operating expenses and $466,000 recorded in discontinued operations. In addition, the stock compensation charge for the nine months ended September 30, 2003 included $2.0 million recorded in operating expenses and $771,000 recorded in discontinued operations.

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

Other Income, Net

Net other income consists primarily of investment income and foreign currency transaction gains and losses as well as bank charges and credit card fees. Interest income for the three months ended September 30, 2004 was relatively flat compared to the three months ended September 30, 2003. Interest income for the nine months ended September 30, 2004 decreased 11.5% from interest income for comparable period of 2003 due to lower interest rates. This was primarily due to investments that matured in the later part of 2003 and early 2004, which were reinvested at significantly lower interest rates than rates realized in 2003. Assuming interest rates remain at current levels, we expect interest income to further decline, as rates on maturing investments are greater than rates currently available.

Income Tax Expense (Benefit)

In calculating the provision (benefit) for income taxes on an interim basis, we estimate the annual effective tax rate based on our expected net income, statutory tax rates and permanent differences between financial statements and taxable income applicable in the various jurisdictions in which we operate. We establish reserves when we believe that tax return positions are likely to be challenged, despite our belief that these positions are fully supportable. We adjust these reserves in light of changing facts and circumstances. In the quarter and nine months ended September 30, 2004, we recorded tax benefits of $205,000 and $378,000, respectively, which reflected our tax positions on the net losses from continuing operations for these periods. We expect our effective tax rate for 2004 to be 38%.

Discontinued Operations

On September 1, 2003, we completed the sale of our MediaLinq assets. As such, MediaLinq’s results of operations for the three and nine months ended September 30, 2003 have been reclassified as discontinued operations. During the third quarter of 2004, we recognized a Federal tax refund claim for a net gain of $403,000. The net gain, which was accrued in the period, included the pending income tax refund and associated interest income, less professional fees, both net of income taxes. For the nine months ended September 30, 2004, we recorded a total net gain of $607,000, which included additional proceeds, net of income taxes, from the sale of MediaLinq received in the second quarter of 2004, plus the accrual in the third quarter for the pending income tax refund and associated interest income, less professional fees, both net of income taxes.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, short-term investments available for sale and long-term investments available for sale. Our portfolio consists primarily of money market funds, adjustable rate mortgage-backed securities, municipal and U.S. government agency-backed securities. At September 30, 2004, cash and cash equivalents and investment balances totaled $88.1 million, down $7.6 million from December 31, 2003. The cash and investments decrease was due primarily to cash used to repurchase our common stock of $9.3 million and cash used to purchase equipment of $2.6 million, partially offset by net cash flow provided by operations of $3.6 million, proceeds of $958,000 from the exercise of stock options and proceeds from the sale of MediaLinq of $177,000, net of income taxes. In October 2004, we acquired IMR for a total consideration of $25.1 million in cash, plus acquisition expenses. See above under “Subsequent Events.”

Net cash flow provided by operations during the first nine months of 2004 was $3.6 million compared to $5.1 million provided during the first nine months of 2003. The decrease in cash provided by operations in 2004 compared to 2003 was primarily attributable to decreases in income taxes payable and various accounts payable, partially offset by an increase in deferred revenue and decreases in accounts receivable and deferred tax assets. The decrease in income taxes payable was primarily due to tax payments on 2003 net income during the first quarter of 2004. We did not pay income taxes in the first quarter of 2003 due to our net loss position in 2002. The increase in deferred revenue was primarily attributable to increased maintenance contracts in 2004.

Net cash flow used in investing activities for the nine months ended September 30, 2004 was $7.5 million, consisting primarily of purchases of marketable investments and capital equipment, partially offset by proceeds from maturities and sales of marketable investments. Net cash provided by investing activities for the nine months ended September 30, 2003 was $1.1 million and consisted of proceeds from maturities and sales of marketable investments and proceeds from the sales of our MediaLinq assets and CallXpress product line, partially offset by purchases of marketable investments, the acquisition of Teamplate and certain capital equipment.

Net cash used in financing activities for the nine months ended September 30, 2004 was $8.4 million, consisting of repurchases of our common stock, partially offset by proceeds from issuance of common stock pursuant to our stock option plans. Net cash provided by financing activities for the nine months ended September 30, 2003 of $1.6 million consisted primarily of proceeds from issuance of common stock pursuant to our stock option plans.

During the first nine months of 2004, we repurchased approximately $9.3 million of our common stock, $3.0 million of which was executed in the third quarter. At September 30, 2004, approximately $8.2 million remains available under the repurchase program approved by our Board of Directors. We may continue to repurchase shares in the future subject to open trading windows, overall market conditions, stock prices and our cash position and requirements going forward. The repurchase program will continue until the earlier of (a) such time when the maximum dollar amount authorized has been utilized or (b) the Board discontinues the repurchase program.

In addition to cash, cash equivalents and investment balances, we have a $1.0 million unsecured revolving line of credit which is reserved for letters of credit. As of September 30, 2004, we have used the letter of credit capacity in conjunction with our corporate headquarters lease. We have placed $1.0 million in a restricted certificate of deposit with the bank that supports the letter of credit. Prior to August 2004, we had a $4.0 million unsecured revolving line of credit, of which $2.0 million was for unsecured borrowings and $2.0 million was reserved for letters of credit. We did not borrow under our line of credit during the nine months ended September 30, 2004. The line of credit expired in August 2004, and we renewed $1.0 million of the line used to secure the corporate headquarters lease as discussed above. The line of credit contains certain financial covenants and restrictions as to various matters, including restrictions on our ability to pay cash dividends without the bank’s prior approval. We are currently in compliance with such financial covenants and restrictions. Borrowings under the line of credit bear interest at the bank’s prime rate or, at our option, the one-, two-, three- or six-month LIBOR rate plus 1.5%.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. We have determined that the requirements of FIN 45 apply to guarantees we have with certain vendors related to operating leases of our subsidiaries. Our guarantees relating to the operating leases were not material as of September 30, 2004. In addition, pursuant to the terms of the sale of our MediaLinq assets to PTEK and the sale of our CallXpress product line to Sound Advantage/AVST in September 2003, we have agreed to indemnify these two parties against various representations and warranties we made on these particular products prior to the completion of these sales transactions. At September 30, 2004, no indemnifications were outstanding from PTEK and AVST.

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

One of the services provided by MediaTel was the transmission of facsimiles to travel industry participants on behalf of travel service providers. MediaTel held a license to use a database supplied by Northstar Travel Media that listed recipients for these facsimiles. All of the assets of MediaTel were sold to a subsidiary of PTEK on September 1, 2003. On or about July 29, 2003, Travel 100 Group, Inc. (“Travel 100”) filed three lawsuits in Circuit Court in Cook County, Illinois, one against Mediterranean Shipping Company (“Mediterranean”), the second against The Melrose Hotel Company (“Melrose”) and the third against Oceania Cruises (“Oceania”). The complaints are substantially identical in form and allege violations of the Telephone Consumer Protection Act in connection with the receipt of facsimile advertisements that were transmitted by MediaTel. Each complaint seeks injunctive relief and unspecified damages and certification as a class action on behalf of Travel 100 and others similarly situated throughout the United States that received the facsimile advertisements. Under the Telephone Consumer Protection Act a court can impose liability of $500 per fax on a party that sends a fax without the consent of the recipient. A court can increase the liability to $1,500 per fax if the sending of the fax is willful.

MediaTel contracted with a third party to provide facsimile advertising services for Mediterranean. The third party, in turn, contracted with Mediterranean. Melrose contracted directly with MediaTel for transmission of the facsimiles. In its answer filed on September 23, 2003, Mediterranean named Captaris as a third-party defendant and asserted that to the extent that Mediterranean is liable, we should be liable under theories of indemnification or contribution for any damages suffered by Mediterranean. Similarly, in its answer filed on October 14, 2003, Melrose named Captaris, as well as PTEK, as third-party defendants based on allegations of breach of contract and claims for contribution. In response to Mediterranean’s third-party complaint, we filed our answer on November 3, 2003, denying the allegations filed by Mediterranean and further answering by way of affirmative defenses that to the extent we are found liable for any damages allegedly suffered by plaintiffs or any third-party plaintiffs in this action, we are entitled to indemnification and/or contribution from other non-parties to this action. We filed a similar answer to Melrose’s complaint on November 20, 2003. On September 8, 2004, Oceania filed an Answer and Third-Party Complaint against Captaris and MediaTel making similar allegations to those made in the other two cases in its counts for fraud, indemnification and contribution. Captaris and MediaTel have until November 15, 2004, to respond to Oceania’s Third-Party Complaint.

We intend to vigorously defend each of these cases, but litigation is subject to numerous uncertainties and we are unable to predict the ultimate outcome of any of these matters. Moreover, the amount of any potential liability in connection with these cases will depend, to a large extent, on whether a class is certified, and if one is certified, on what the scope of that class will be, neither of which can be predicted at this time. We have not recorded an accrual related to these cases. However, there is no guarantee that we will not determine in the future that an accrual is required or that we will not be required to pay damages in respect of these cases in the future, either of which could materially and adversely affect our results of operations, cash flows and financial condition for the quarter or year in which any accrual is recorded or any damages are paid.

The following table summarizes our contractual obligations and estimated commercial commitments as of September 30, 2004, and the effect such obligations are expected to have on liquidity in the future periods:

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$4,316	$1,464	$2,519	$333	$—

Purchase obligations:
Redeemable common stock [1]	3,000	3,000	—	—	—
Teamplate earn-out agreement[2]	2,150	900	1,250	—	—

Total contractual obligations and estimated commercial commitments	$9,466	$5,364	$3,769	$333	$—

Notes:

1.	Relates to the Teamplate purchase agreement. See above under “Subsequent Events” in the Management’s Discussion and Analysis section.
2.	As part of an incentive program to the management team of Teamplate, if the business plan for the combination achieves certain performance targets, the management team may earn a minimum of $2.8 million and up to a maximum of $8.3 million over the thirteen quarter period following the closing of the acquisition. Our obligation to pay this incentive compensation is also based on continued employment. Amounts in the table above assume the minimum amount is paid under the plan in each year.

We believe existing cash and short-term investments together with funds generated from operations will be sufficient to meet our anticipated working capital needs, capital expenditure needs and future business acquisitions for the next 12 months and the foreseeable future.

New Accounting Pronouncements

In March 2004, the FASB issued Emerging Issues Task Force (“EITF”) Issue 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. EITF 03-1 establishes additional disclosure requirements for each category of SFAS No. 115 investments in a loss position and provides guidance for assessing impairment losses on investments. Effective for years ending after December 15, 2003, companies must disclose the aggregate amount of unrealized losses and the aggregate related fair value of their investments with unrealized losses. Those investments are required to be segregated by those in a loss position for less than twelve months and those in a loss position for greater than twelve months. Additionally, certain qualitative disclosures are required to clarify a circumstance whereby an investment’s fair value that is below cost is not considered other-than-temporary. In September 2004, the FASB delayed the provisions of EITF 03-1 which provide guidance on evaluating whether an impairment is other than temporary. The disclosure requirements remain effective for annual financial statements. We will evaluate the impact of EITF 03-1 once final guidance is issued. We expect that the adoption of this EITF will not have a material impact on our financial position, results of operations and cash flow.

FACTORS THAT MAY AFFECT OUR BUSINESS, FUTURE OPERATING RESULTS,

FINANCIAL CONDITION AND MARKET PRICE OF OUR STOCK

The following factors may materially adversely affect our business, financial condition, cash flow or results of operations. In that event, the trading price of our common stock could decline and shareholders may lose part or all of their investment. Therefore, shareholders should carefully consider the risks described below before making an investment decision.

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

Currently, substantially all of our revenue is denominated in U.S. dollars. We price our international sales to the United Kingdom in British pounds sterling, to Canada in Canadian dollars, to Australia in Australian dollars and to participating European Community countries in Euros. Increases in the value of the dollar against any local currencies could cause our products to become relatively more expensive to customers in a particular country or region, leading to reduced revenue or profitability in that country or region. As we continue to expand our international operations, we expect our non-U.S.-dollar-denominated sales and our exposure to gains and losses on international currency transactions to increase. We do not currently engage in transactions to hedge against the risk of currency fluctuations, but we may do so in the future.

Our investment in the business information delivery solutions market may not be successful.

Our business strategy is to become a leading provider of business information delivery solutions. To further this strategy, we acquired Teamplate in September 2003, which provides solutions for the business process automation market, and IMR in October 2004, which provides solutions in the document archiving and records management market. To implement our strategy, we must successfully integrate these acquisitions and we must continue to design, develop and introduce competitive new products. Execution of this strategy may involve a substantial increase in costs and, as a result, our expenses could increase disproportionately to revenue in the future. We cannot guarantee that demand for business information delivery solutions will grow in the future, that new technologies will not cause the market to evolve in a manner different from what we expect or that we will be able to obtain a leadership position in this market opportunity or that our investment in this market will be successful.

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

We frequently evaluate potential acquisitions of products, technologies and businesses. The acquisition of Teamplate in September 2003, the recent acquisition of Information Research Management in October 2004, as well as any future acquisitions we may undertake, may direct management’s attention away from the day-to-day operations of our business and may pose numerous other risks. Accordingly, we may not be able to successfully integrate technologies, products, personnel or operations of companies that we may acquire or to retain customers of the acquired business. In addition, we may need to make significant cash payments and dilutive issuances of our equity securities, incur debt, assume unknown liabilities, write-off purchased in-process research and development, amortize expenses related to other intangible assets and incur restructuring charges as well as costs of integrating personnel and operations. Any of these events could have a material adverse effect on our financial condition or results of operations.

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

Subsequent activities related to the sale of our CallXpress product line and MediaLinq assets and activities associated with liabilities retained by us in these dispositions, may continue to be disruptive to our ongoing operations.

In September 2003, we sold our CallXpress product line and MediaLinq assets. Such dispositions were intended to allow us to focus our resources on products and services we have determined to be critical to our long-term success. The impact of these dispositions, the associated change in our business focus and the retained liabilities related to certain legal proceedings (some of which are disclosed under “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2003) and indemnifications provided by us to the buyers for certain representations and warranties, may continue to be disruptive to our ongoing business, may negatively impact our operations in the near term and may be distracting to management or our workforce in general. Moreover, although the dispositions are intended to improve our long-term results of operations, there can be no assurance that we will realize the benefits we expect from these dispositions.

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

Failure to improve our internal controls and procedures in a timely manner could hamper management’s ability to report on the effectiveness of our internal controls. As a result, current and potential shareholders could lose confidence in our financial reporting, which could harm our business and trading price of our stock.

In September 2004, we identified certain deficiencies that exist in the design or operation of our internal accounting controls which constitute material weaknesses in our internal controls pursuant to standards established by the American Institute of Certified Public Accountants. Such material weaknesses related to the design of controls surrounding the recording of revenues for sales denominated in foreign currencies, royalty revenues and sales commissions, and change control processes surrounding critical electronic financial systems. These material weaknesses contributed to errors in the calculation of recognized revenues for the quarters ended June 30, and September 30, 2004, and compensation expense for the quarter ended September 30, 2004. In accordance with SAB No. 99, we determined that these errors were not material to either period, but could have been without the reasonable likelihood of timely detection. We recorded adjustments in September 2004 to properly recognize these items in the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. We reported these material weaknesses to the Audit Committee of our Board of Directors and to our independent registered public accountants, Deloitte & Touche, LLP (“D&T”). As a result, D&T formally confirmed to us and the Audit Committee that these deficiencies constitute material weaknesses. In October 2004, we implemented new internal controls to remedy these weaknesses, including new detailed account reconciliations and a new process documenting, testing and approving changes made to our electronic financial systems.

In connection with the completion of the audit for each of the three years ended December 31, 2003, D&T formally advised our management and the Audit Committee of our Board of Directors of a reportable condition related to certain deficiencies that exist in the design or operation of our internal accounting controls surrounding timely reconciliation of accounts and supervision and monitoring of staff who have significant roles in internal control. These deficiencies contributed to a computational error in the calculation of compensation expense for options subject to variable accounting, resulting in the restatement of our 2003 quarterly financial results.

We have endeavored during 2003 and the first nine months of 2004 to make improvements to our policies, procedures, systems and staff who have significant roles in internal control to address the internal control deficiencies identified by us and D&T, including the hiring of a new Chief Financial Officer and a new Corporate Controller, as well as other financial staff. We intend to continue to improve and enhance the design of control processes, procedures and to upgrade staff to strengthen internal controls. If we are unable to improve our internal controls, our ability to report our financial results on a timely and accurate basis could be adversely affected which could have a substantial adverse effect on our ability to operate our business. Deficient internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

In addition, pursuant to Section 404 of Sarbanes-Oxley, we will be required to furnish an internal controls report of management’s assessment of the effectiveness of our internal control over financial reporting as part of our Annual Report on Form 10-K for the fiscal year ending December 31, 2004. Our independent registered public accountants will be required to attest to and report on management’s assessment. To issue our report, our management must document both the design for our internal control over financial reporting and the testing processes that support management’s evaluation and conclusions.

We are in the process of documenting and testing our internal control procedures. When and if deficiencies are identified, such as those referred to above, we must remediate such deficiencies and retest the applicable controls. There can be no assurance, however, that during the course of our testing we will not identify deficiencies that we cannot remediate in time to meet the December 31, 2004 deadline for compliance with the requirements of Section 404. In this regard, we recently received a letter from our independent registered public accountants in which they conveyed their belief that we may not be able to complete, on a timely basis, our assessment of compliance with Section 404 regarding general computer controls; and therefore, that they may not be able to complete their work in order to report on our internal controls at year-end. The letter indicates that their belief is due to delays in our documentation and testing process relating to general computer controls and cautions us that our Section 404 project must be managed closely in order to meet the deadline for compliance. We are endeavoring to complete the documentation and testing process in a timely manner. However, there can be no assurance that we will be able to complete the work necessary for our management to issue its report in a timely manner or for our independent registered public accountants to complete, on a timely basis, the work necessary to report on management’s assessment, either of which could materially and adversely affect our business or the trading price of our stock.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our company is exposed to market risk, changes in interest rates and foreign currency exchange rates, each of which could adversely affect the value of our investments. We do not currently use derivative financial instruments to hedge this risk.

Interest rate risk:

We maintain an investment portfolio consisting primarily of investment grade interest bearing securities. These securities are classified as “available for sale” securities. The interest bearing securities in our portfolio are subject to interest rate risk and will fall in value if market interest rates increase. Conversely, declines in interest rates could have a material impact on interest earnings of our investment portfolio. If market interest rates were to increase immediately and uniformly by 100 basis points from levels at September 30, 2004, the decline in the fair value of the portfolio would be approximately $425,000. Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results, financial position or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio. Cash available for reinvestment, however, may be invested in lower interest rate securities.

Foreign currency risk:

Currently, substantially all of our revenue is denominated in U.S. dollars. We price our international sales to the United Kingdom in British pounds, to Canada in Canadian dollars, to Australia in Australian dollars and to participating European Community countries in Euros. Increases in the value of the U.S. dollar against any local currencies could cause our products to become relatively more expensive to customers in a particular country or region, leading to reduced revenue or profitability in that country or region. As we continue to expand our international operations, we expect our non-U.S.-dollar-denominated revenue and our exposure to gains and losses on international currency transactions to increase. We do not currently engage in transactions to hedge against the risk of currency fluctuations, but we may do so in the future.

In addition, we are exposed to foreign currency translation fluctuations associated with our assets and liabilities denominated in Australian dollars, Canadian dollars, Euros and British pounds. The objective in managing these foreign currency translation exposures is to minimize the risk through minimizing the level of activity and financial instruments denominated in those currencies. Our foreign currency financial instruments primarily consist of cash, trade receivables, trade payables, accrued expenses and intercompany loans.

For an entity with various financial instruments denominated in a foreign currency in a net asset position, a change in exchange rate favorable to the U.S. dollar would result in less net assets when converted to U.S. dollars. Conversely, for an entity with various financial instruments denominated in a foreign currency in a net liability position, a weakening in the U.S. dollar would result in more net liabilities when converted to U.S. dollars.

Historically, we have not hedged our translation risks on these currencies. We have the ability to hold our foreign-currency denominated assets indefinitely and do not expect that a sudden or significant change in foreign exchange rates would have a material impact on future operations or cash flows.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the underlying exposures described above. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a $215,000 loss in the fair values of foreign currency denominated assets and liabilities at September 30, 2004.

Item 4. CONTROLS AND PROCEDURES

In September 2004, we identified certain deficiencies that exist in the design or operation of the Company’s internal accounting controls which constitute material weaknesses in our internal controls pursuant to standards established by the American Institute of Certified Public Accountants. Such material weaknesses related to the design of controls surrounding the recording of revenues for sales denominated in foreign currencies, royalty revenues and sales commissions, and change control processes surrounding critical electronic financial systems. These material weaknesses contributed to errors in the calculation of recognized revenues for the quarters ended June 30, and September 30, 2004, and compensation expense for the quarter ended September 30, 2004. In accordance with Staff Accounting Bulletin No. 99, we determined that these errors were not material to either period, but could have been without the reasonable likelihood of timely detection. We recorded adjustments in September 2004 to properly recognize these items in the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. We reported these material weaknesses to the Audit Committee of our Board of Directors and to our independent registered public accountants, Deloitte & Touche, LLP (“D&T”). As a result, D&T formally confirmed to us and the Audit Committee that these deficiencies constitute material weaknesses. In October 2004, we implemented new internal controls to remedy these weaknesses, including new detailed account reconciliations and a new process documenting, testing and approving changes made to our electronic financial systems.

In connection with the completion of its audit and the issuance of an unqualified report on the Company’s financial statements for each of the three years ended December 31, 2003, D&T formally advised management of the Company and the Audit Committee of its Board of Directors of certain deficiencies that exist in the design or operation of the Company’s internal accounting controls which constitute a reportable condition in our internal controls pursuant to standards established by the American Institute of Certified Public Accountants. Such deficiencies included the design of controls and processes surrounding timely reconciliation of accounts and supervision and monitoring of staff who have significant roles in internal control. These deficiencies contributed to a computational error in the calculation of compensation expense for options subject to variable accounting and other items, resulting in the restatement of the Company’s 2003 quarterly financial results.

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), we have evaluated the internal control deficiencies discussed above and the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(3)) as of the end of the period covered by this report (the “Evaluation”). During the course of the Evaluation, our CEO and CFO took note of and considered as part of our disclosure controls and procedures, the additional procedures performed and controls instituted to supplement our internal controls in order to mitigate the effect of the deficiencies and to prevent misstatements or omissions in our consolidated financial statements. Based on our Evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including the additional procedures, were effective as of the end of the quarter to ensure that information required to be disclosed in this report is recorded, processed, summarized and reported within the appropriate time periods.

We have made and will continue to make, improvements to our policies, procedures, systems and staff who have significant roles in internal control to address the internal control deficiencies identified by us and D&T. Key improvements include hiring a new Chief Financial Officer and Corporate Controller in the third and fourth quarters of 2003, respectively, and other financial staff in the fourth quarter of 2003 and the first nine months of 2004. In addition, we implemented our enterprise reporting system in our Australian and Netherlands subsidiaries during the first six months of 2004. As of April 30, 2004, the entire Company began operating under one worldwide accounting system. We will continue to improve and enhance the design of control processes, procedures and upgrade staff to strengthen internal controls. The steps being taken to correct the weaknesses and deficiencies identified by us and D&T constitute changes that materially affected our internal control over financial reporting during the most recent fiscal quarter.

Pursuant to Section 404 of Sarbanes-Oxley, we will be required to furnish a report of effectiveness of our internal control over financial reporting as part of our Annual Report on Form 10-K for the fiscal year ending December 31, 2004. Our independent registered public accountants will be required to attest and report on management’s assessment. We are in the process of documenting and testing our internal control procedures. When and if deficiencies are identified, such as those referred to above, we must remediate such deficiencies and retest the applicable controls. There can be no assurance, however, that during the course of our testing we will not identify deficiencies that we cannot remediate in time to meet the December 31, 2004 deadline for compliance with the requirements of Section 404. In this regard, we recently received a letter from our independent registered public accountants in which they conveyed their belief that we may not be able to complete, on a timely basis, our assessment of compliance with Section 404 regarding general computer controls; and therefore, that they may not be able to complete their work in order to report on our internal controls at year-end. The letter indicates that their belief is due to delays in our documentation and testing process relating to general computer controls and cautions us that our Section 404 project must be managed closely in order to meet the deadline for compliance. We are endeavoring to complete the documentation and testing process in a timely manner. However, there can be no assurance that we will be able to complete the work necessary for our management to issue its report in a timely manner or for our independent registered public accountants to complete, on a timely basis, the work necessary to report on management’s assessment, either of which could materially and adversely affect our business or the trading price of our stock.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

One of the services provided by MediaTel was the transmission of facsimiles to travel industry participants on behalf of travel service providers. MediaTel held a license to use a database supplied by Northstar Travel Media that listed recipients for these facsimiles. All of the assets of MediaTel were sold to a subsidiary of PTEK on September 1, 2003. On or about July 29, 2003, Travel 100 Group, Inc. (“Travel 100”) filed three lawsuits in Circuit Court in Cook County, Illinois, one against Mediterranean Shipping Company (“Mediterranean”), the second against The Melrose Hotel Company (“Melrose”) and the third against Oceania Cruises (“Oceania”). The complaints are substantially identical in form and allege violations of the Telephone Consumer Protection Act in connection with the receipt of facsimile advertisements that were transmitted by MediaTel. Each complaint seeks injunctive relief and unspecified damages and certification as a class action on behalf of Travel 100 and others similarly situated throughout the United States that received the facsimile advertisements. Under the Telephone Consumer Protection Act a court can impose liability of $500 per fax on a party that sends a fax without the consent of the recipient. A court can increase the liability to $1,500 per fax if the sending of the fax is willful.

MediaTel contracted with a third party to provide facsimile advertising services for Mediterranean. The third party, in turn, contracted with Mediterranean. Melrose contracted directly with MediaTel for transmission of the facsimiles. In its answer filed on September 23, 2003, Mediterranean named Captaris as a third-party defendant and asserted that to the extent that Mediterranean is liable, Captaris should be liable under theories of indemnification or contribution for any damages suffered by Mediterranean. Similarly, in its answer filed on October 14, 2003, Melrose named Captaris, as well as PTEK, as third-party defendants based on allegations of breach of contract and claims for contribution. In response to Mediterranean’s third-party complaint, Captaris filed its answer on November 3, 2003, denying the allegations filed by Mediterranean and further answering by way of affirmative defenses that to the extent Captaris is found liable for any damages allegedly suffered by plaintiffs or any third-party plaintiffs in this action, Captaris is entitled to indemnification and/or contribution from other non-parties to this action. Captaris filed a similar answer to Melrose’s complaint on November 20, 2003. On September 8, 2004, Oceania filed an Answer and Third-Party Complaint against Captaris and MediaTel making similar allegations to those made in the other two cases in its counts for fraud, indemnification and contribution. Captaris and MediaTel have until November 15, 2004, to respond to Oceania’s Third-Party Complaint.

Captaris intends to vigorously defend each of these cases, but litigation is subject to numerous uncertainties and Captaris is unable to predict the ultimate outcome of any of these matters. Moreover, the amount of any potential liability in connection with these cases will depend, to a large extent, on whether a class is certified, and if one is certified, on what the scope of that class will be, neither of which can be predicted at this time. The Company has not recorded an accrual related to these cases. However, there is no guarantee that Captaris will not determine in the future that an accrual is required or that Captaris will not be required to pay damages in respect of these cases in the future, either of which could materially and adversely affect Captaris’ results of operations, cash flows and financial condition for the quarter or year in which any accrual is recorded or any damages are paid.

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(c) In July 2003, the Company’s Board of Directors approved a program for the Company to repurchase up to $15.0 million of its common stock. At March 31, 2004, approximately $9.6 million remained available to repurchase shares under this program. In May 2004, the Board of Directors approved an additional $5.4 million for the stock repurchase program. For the first nine months of 2004, the Company repurchased approximately $9.3 million of its common stock, $3.0 million of which was executed in the third quarter. At September 30, 2004, approximately $8.2 million remains available under the repurchase program. The Company may continue to repurchase shares in the future subject to open trading windows, overall market conditions, stock prices and its cash position and requirements going forward. The repurchase program will continue until the earlier of (a) such time when the maximum dollar amount authorized has been utilized or (b) the Board discontinues the repurchase program.

The following table summarizes information regarding shares repurchased during the quarter ended September 30, 2004, all of which were repurchased in open market transactions pursuant to the Board-approved stock repurchase program described above:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Repurchase Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 through 31, 2004	—	—	—	$11,146,156
August 1 through 31, 2004	634,151	4.72	634,151	8,151,342
September 1 through 30, 2004	—	—	—	8,151,342

Three months ended September 30, 2004	634,151	4.72	634,151

Item 6. Exhibits

(a)	Exhibits

31.1	Rule 13a-14(a) Certification (Chief Executive Officer)
31.2	Rule 13a-14(a) Certification (Chief Financial Officer)
32.1	Section 1350 Certification (Chief Executive Officer)
32.2	Section 1350 Certification (Chief Financial Officer)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of November 2004.

CAPTARIS, INC.

By:	/s/ Peter Papano
Peter Papano Chief Financial Officer and Secretary