Form 10-K
period 2004-12-31
CAPTARIS INC
filed 2005-03-31
CIK 931784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934.

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

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

Common Stock, $0.01 par value per share

Preferred Stock Purchase Rights

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2004 (our most recently completed second quarter) was $202,945,764 (based upon the closing sale price of $6.46 per share on the NASDAQ National Market on such date). For purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates.

Number of shares of common stock outstanding as of March 7, 2005 was 29,468,793.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2005 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2004 is incorporated by reference in Part III hereof.

CAPTARIS, INC.

i

PART I

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” “seek,” “target” or the negative of these terms or other terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in the “Factors That May Affect Our Business, Future Operating Results, Financial Condition and Market Price of Our Stock” section included elsewhere in this report. These factors may cause our actual results to differ materially from any forward-looking statement. Except as required by law, we undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1. BUSINESS

Captaris Business Information Delivery solutions capture, process, deliver, manage and archive data and documents enabling customers to reduce costs and increase the performance of critical business information investments. Through our global distribution network, we deliver software products and services that help organizations manage and leverage the value of corporate information. In partnership with leading enterprise technology companies, we have installed more than 90,000 systems in 95 countries in companies of all sizes, including the entire current Fortune 100. Captaris products broadly address the Enterprise Content Management (“ECM”) and related markets; we specifically target the fax server market, which is divided into network fax and production fax, e-document delivery, as well as related business process automation, workflow and archiving and records management markets. We distribute our products primarily through independent distributors and value-added resellers. Our products run on off-the-shelf server hardware and on Microsoft certified software platforms including Microsoft® Windows NT, Windows 2000, Windows 2003 and Windows XP. We utilize the Microsoft.NET development tools widely in our suite of products, and interface with a wide variety of hardware equipment and enterprise software products. Captaris was incorporated in the State of Washington in 1982. Our principal executive offices are located in Bellevue, Washington.

Industry Background

Businesses optimize and automate internal processes to improve customer service, increase employee productivity, decrease costs and more efficiently disseminate, store and retrieve information. As the amount of information exchanged between organizations increases, and the diversity of the delivery formats and combinations used by organizations to exchange this information becomes more complex, there is a growing need for organizations to find new ways to manage business information and resources throughout the information lifecycle in a more timely and cost-effective manner. Since these complex needs transcend common industry definitions, we have adopted the term “Business Information Delivery” to underscore Captaris’ ability to deliver solutions in these markets.

The growth in content management and document management presents additional opportunities for accessing, processing, archiving and sending information. For example, organizations are utilizing electronic document exchange systems and services to store, forward and broadcast their growing volume of e-document traffic in an efficient manner. This rapid increase in multiple forms of content and document management has further accentuated the need for enterprises to optimize and integrate their information management capabilities. We believe there are needs in the enterprise to better integrate applications and information delivery applications for better vertical process automation, customer communications management and compliance.”

The Business Information Delivery market serves the submarkets as follows: Integrated Document Output Management (“DOM”), Integrated Document Archiving & Retrieval Solutions (“IDARS”), Records Management (“RM”), Business Process Management (“BPM”), Enterprise Content Management (“ECM”), Customer Relationship Management (“CRM”), Enterprise Resource Planning (“ERP”) solutions and Vertical Niche Applications.

Fueling additional interest in the business information delivery area are new compliance rules. New emphasis on process and system investments is being driven by the changes in the business operating landscape driven by regulations associated with the Sarbanes-Oxley Act of 2002, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), Check Truncation Act (“Check 21”), Government Paperwork Elimination Act, 21 CFR Part 11, Patriot Act, SEC Rules 17a-3 and 4, as well as international compliance initiatives, such as Basel-2.

Strategy

We are a provider of enterprise business information delivery products and services. Our divestitures and acquisitions in 2003 and 2004 are the result of our strategic direction to invest in a market that we believe has growth opportunities for enterprise business information delivery solutions.

In the third quarter of 2003, we divested of CallXpress, our unified messaging business, and the assets of MediaTel Corporation, our wholly owned subsidiary that operated the MediaLinq business, a hosted fax and e-mail business. Also in the third quarter of 2003, we acquired Teamplate, Inc. (“Teamplate”), a developer of business process automation software, Workflow, which is built on the Microsoft.NET architecture platform. Our decision to enter the workflow market is a natural extension and complement to our existing RightFax product offering which provides fax and e-document delivery solutions to enterprises, primarily because the delivery of a document or data is typically at the start of a work process in an organization.

In addition, we acquired Information Management Research, Inc. (“IMR”) and its Alchemy archiving and records management product line in October of 2004. Archival and retrieval capabilities naturally follow the processing and delivery of documents and data, and are a further extension that fills out a full suite of Business Information Delivery solutions.

Our mobile business applications, particularly mobile access to groupware and corporate data, have evolved from a stand-alone product to a differentiating technology component of our core products. Accordingly, in January 2005, we made an end-of-life announcement of our standalone Infinite mobile delivery product line, which was acquired in the acquisition of Infinite Technologies in 2001, but we will continue to deploy mobile technology in our core products, including RightFax.

While our solutions are scalable for organizations of any size, the thrust of Captaris offerings are targeted at mid to large size organizations. Our intent is to grow to enterprise-wide deployments, while leveraging our customers’ existing information technology systems.

Key components of our strategy include:

Focus on the mid to large enterprise market. We target mid to large enterprises, including divisions and subsidiaries of Fortune 500 companies. Our strategy is to invest in the development of new products and services that are highly scalable and reliable to meet the particular needs of these enterprises.

Grow through strategic acquisitions. Growth through strategic acquisitions of complementary technologies, products and distribution channels offers the potential for significant competitive advantage. Our open platform is designed to facilitate the rapid integration of, and linkage to, other complementary technologies, especially as we integrate Web services into our overall architecture. We believe we can accelerate introduction of new technologies to the market through acquisitions and respond rapidly to industry changes and opportunities.

Expand worldwide support and maintenance program. We are expanding our services portfolio, which includes technical support, training, maintenance and professional services. We strive to increase the percentage of our customers who contract for maintenance and technical support plans and to increase enterprise-level service agreement offerings. In early 2004, after instituting improvements in technical support and software upgrade programs, we began requiring first year maintenance for customers. The Captaris Developer Program, launched in July 2003, provides developers with application programming interface support across the Captaris product line, including RightFax. This program feeds innovations into the Captaris Solutions Catalog of certified third party applications, which were launched in May 2003 with several enhancement applications registered for RightFax and Workflow currently.

Capitalize on installed base. We plan to continue to grow our existing customer relationships by extending our product offerings into other departments within our customer base, as well as offering add-on modules, software upgrades and new products, which are designed to provide increased capacity and functionality.

Grow distribution architecture. We strive to sell to enterprises primarily through distributors and value-added resellers. We also distribute through strategic independent software vendors, system integrators and an enterprise sales force. We seek to leverage the benefits of the multiple distribution opportunities we have to ensure adequate market coverage. We have broadened our distribution channels by expanding our enterprise sales efforts beginning in 2005.

Leverage strategic technology partnerships worldwide. We have built solid relationships with many of our industries’ top companies on a strategic partnering level including Microsoft Corporation, FileNet Corporation, Oracle Corporation, SAP Corporation, Xerox Corporation and Hewlett Packard Company. Many of our partners recommend our products and recognize the value added to their own product offerings. With some of our strategic partners we have entered into distribution agreements which include private label original equipment manufacturers (“OEM”s) agreements and reseller agreements. We plan to pursue an expansion of these kinds of agreements in the coming years with our Business Development and Strategic Partner Marketing efforts.

Pursue global opportunities. We believe that the market for business information delivery solutions outside the United States will experience consistent growth in the next few years. To pursue these opportunities, we globalize and/or localize our products to their full extent or their key components for specific markets and actively recruit new international resellers, distributors and strategic partners.

Products and Services

Our products and services include the following computer-oriented product categories:

•	fax server, document delivery and information exchange products which target the high-performance fax processing, e-document delivery and business process automation markets as well as Internet and corporate intranet information access markets;

•	business process workflow products that target the markets for automating both functional and vertical-specific business processes, while maintaining accountability, compliance support and productivity increases;

•	archiving and records management products that target those markets that concentrate on efficiency needs for storing and retrieving fixed content, including information of all types in its final form in the information lifecycle and compliance within organizations of any size;

•	information automation and exchange solutions framework that combines content integration with information output delivery, enabling organizations to generate and deliver critical documents regardless of source data, format or delivery method.

Enhanced Electronic Document Delivery Products

Captaris RightFax

RightFax provides organizations with enterprise fax and advanced electronic document delivery solutions. The RightFax product suite offers a range of software solutions that provide software from desktop faxing over a network to capturing high volumes of business-critical data from back-office applications and delivering this data electronically to multiple recipients.

Our RightFax product bundles offer customers solutions that are designed to work within their existing corporate information technology (“IT”) infrastructure. As their business needs expand, upgrade packages are available to expand beyond day-to-day faxing to automating their key business processes and optimizing workflow. Customers use more advanced RightFax solutions to integrate with enterprise applications developed by companies such as Microsoft Corporation, IBM Corporation’s Lotus Software, Oracle Corporation, Siebel Systems, Inc., SAP Corporation, Xerox Corporation, Hewlett Packard Company and FileNet Corporation.

RightFax products allow end-users to fax any document directly from applications running on their desktop or workstation. In addition, incoming faxes can be directly routed to end-users’ desktops and can also be sent from or received into their e-mail inboxes or delivered in many formats, including Web-enabled devices such as personal data assistants (“PDA”) or mobile phones. The products are designed to ensure that faxes are secure, kept confidential and to eliminate the need for individuals to walk to fax machines, wait in line, or search for faxes. Our software is designed to integrate with other critical business applications, including operational and accounting applications that generate documents typically printed on forms and mailed. RightFax automates this process by creating electronic images of the documents and delivering them automatically and instantaneously via fax, e-mail or over the Internet. For organizations that receive substantial amounts of inbound faxes, such as mortgage or insurance companies, these documents are received electronically and automatically routed to the intended recipient. We believe this saves companies’ time and money while improving accuracy and reliability by eliminating manual processes and the expense of mailing documents. RightFax products are also designed to improve cash flow by reducing the time necessary to exchange invoices, statements and other electronic commerce documents with customers, vendors and partners.

The primary offerings in the RightFax product line are fax servers - differing by scalability and features integrations modules, fax channels and vertical or application-specific solution packages. The RightFax product line includes the following products: RightFax Business Server, RightFax Enterprise Server, RightFax Enterprise Suite, RightFax Business Integration, RightFax Enterprise Integration, RightFax Financial Edition, RightFax for Healthcare Edition, RightFax for Oracle and RightFax for SAP solutions.

In the fourth quarter of 2004, we released RightFax 9.0 which offers the following key features and functionalities:

•	Open database - takes advantage of Microsoft SQL Server to support the scalability, reliability, performance and interoperability needs of enterprise customers;

•	.NET-based Web client - provides updated intuitive .NET-based Web interface for the sending, receiving and managing of faxes to make it more robust and flexible for users as well as easier to deploy for administrators;

•	Security and privacy enhancements - provides two-tiered administrative layers and restricts viewing of fax content, as well as a host of other security features to help address security and compliance issues;

•	IBM Lotus Notes enhancements - enhances support for Lotus Notes R6.5 including iNotes, Notes clustering, enhanced reporting, SecureDocs from Notes, as well as a host of other enhancements to simplify deployment and enhance usability, security and reliability; and

•	SMS enhancements - provides bi-directional SMS text messaging to support global customers and improve usability.

In 2005, we plan to release additional vertical packages, new product versions and integrated offerings with RightFax, Workflow and Archiving/Records Management products, offering additional capabilities for the operational benefits of RightFax customers worldwide.

Business Process Workflow Automation Products

Captaris Workflow, previously known as Teamplate.NET

With the release of version 5.0 of the product in the fourth quarter of 2004, we re-branded the product line to Captaris Workflow. It is a workflow platform built on the Microsoft .NET Framework for Web Services and developed to take full advantage of the .NET environment. With added features and capabilities introduced in the latest version, Captaris Workflow provides a full set of business process automation tools integrating with Microsoft Outlook, which we believe reduces training costs, and accelerates user acceptance from within Microsoft applications. Captaris Workflow for .NET is specifically suited to improve operational processes for midsize and large businesses that have standardized on Microsoft technologies. We believe Captaris Workflow for .NET offers significant advantages over past workflow automation approaches with a design that facilitates rapid, understandable, affordable and robust solutions that are highly scalable.

Captaris Workflow 5.0 offers certain key features and functionalities that focus around making workflows: 1) easy to develop, manage and use; 2) flexible to deploy anywhere in the world, into any enterprise, in any human or system workflow scenario and 3) rapidly provide deep integration with a wide range of .NET Microsoft products. A few features and enhancements of Captaris Workflow 5.0 include:

•	Captaris integration with Microsoft Sharepoint™ to provide Web integration with workflow functionality and static business activity monitoring views into those workflows;

•	Linkage to Visual Studio Tool Kit to develop and debug workflow and to write code behind task events (this capability is designed to accelerate model development cycles);

•	New Sample Templates to illustrate real-world vertical industry and horizontal functional applications of the product (the sample templates provide practical insights into the product’s capabilities); and

•	Business Activity Monitoring to allow users to gain real-time insights into ongoing business processes.

Workflow wizards provide simplified out-of-the-box functionality in certain application environments, with pre-packaged commands and functions; thus making it possible for non-technical knowledge workers or managers to set up and deploy automated workflow solutions and enabling a rapid user experience. The current wizards are offered for Microsoft CMS solution and Microsoft Sharepoint, as well as for Captaris RightFax.

Archiving and Records Management Products

Captaris Alchemy

The first release of IMR’s Alchemy product for the archiving and records management market was released in 1993. Subsequent product releases expanded the depth and breadth of this software. Alchemy addresses the midsize-enterprise market and we believe it has the ability to scale into Fortune 500 companies.

Alchemy is designed to provide organizations with one software solution and one repository for all their fixed content needs, including document management, records management, image capture and processing and document viewing and retrieval. It was developed to provide the industry’s first fixed content management suite. Fixed content management is a new term that embraces ‘enterprise content’ in its final form. We believe that most enterprise content exists as fixed content such as images, e-mail, portable document formats (“PDFs”) and computer output to laser disk (“COLD”). The Alchemy 8.0 product suite handles multiple types of fixed content and manages the content through the information lifecycle management stages, including: capture, workflow, document management, archive, records management, retrieval and destruction.

Information Automation and Exchange

Captaris Interchange

Our information automation solutions framework (“Interchange”) combines content integration with information output delivery. It utilizes all of our software products and solutions combined with a powerful Application Program Interface (“API”) layer for added functionalities in order to fulfill customers’ high-end information management and delivery challenges.

Professional Services

The Captaris Solutions Team provides strategic and architectural technology consulting, custom development, integration of third party technologies and other services. Going forward, we plan to extend these capabilities to our channel partners to enable them to offer the following services in their service portfolio:

•	Solutions from the Captaris Solution Catalog that extend the capabilities of customers’ Captaris systems and tailor these systems to their specific business needs.

•	Captaris Implementation Services that focus on helping clients implement Captaris products in the most effective and efficient way possible.

•	Captaris Consulting and Analysis that provides customers early stages of planning to identify ways that our technologies can help their enterprises best achieve their specific objectives.

•	Captaris Enterprise Management that helps our customers standardize the installation and maintenance of Captaris products across all of their business divisions and branch offices.

•	Captaris Training Services that offer on-site or remote training sessions with channel partners and customers, as well as create and update an online library of training materials.

•	Captaris Custom Development that produces enhancements to tailor Captaris products to customers’ existing business processes and information flows.

•	The Captaris Developer Program that enables developers to extend and integrate Captaris products by providing application programming support for the Captaris application program interfaces.

Distribution

We sell and promote and receive referrals for the use of our products primarily through an indirect channel of resellers and distributors, strategic partnerships, OEMs and private label agreements, as well as through our team of global/national account managers that hold dedicated business relationships with assigned accounts on the Fortune 500 list. We believe the use of multiple distribution channels that access many of the same potential customers increases the likelihood that our products will be sold to a particular customer.

Other than Cisco Systems, Inc. (“Cisco”) in 2003, no single customer represented more than 10.0% of our net revenue for the years ended December 31, 2004, 2003 and 2002.

OEM partners market and sell our products and services in conjunction with their own core products and service portfolios, adding more value to their customers with an integrated go-to-market approach. In some cases, these OEM agreements provide minimum revenue commitments.

Domestic Distribution (North America)

In North America, our sales force sells primarily through an indirect channel of value-added resellers, independent software vendors and professional services companies specializing in custom systems development. These resellers are small to medium-sized, regionally-focused organizations. In addition, we maintain select enterprise end-user relationships through an enterprise sales force and a diverse mix of direct marketing activities. We have sales and support offices at our headquarters in Bellevue, Washington, as well as in Tucson, Arizona; Portland, Oregon; Englewood, Colorado and Calgary, Canada.

Resellers typically attend Captaris-sponsored training sessions on system usage, installation, maintenance and customer support. We also offer advanced training on an ongoing basis. Sales transactions with resellers are subject to the terms of the reseller agreements relating to payment terms, protection of proprietary rights and non-exclusivity of sales territories. These agreements generally do not restrict the reseller’s ability to carry competitive products.

International Distribution

Similar to our approach in North America, we sell in international markets through a variety of dealer, distributor and strategic relationships. We are actively recruiting new resellers and distributors in international markets. We have sales and support offices in the Netherlands, Hong Kong, Australia, United Kingdom, Germany and Dubai. We conduct business transactions in U.S. dollars, British pounds, Canadian dollars, Australian dollars and Euros.

International revenue, including Canada, was 25.1%, 22.5%, and 24.2% of total net revenue for 2004, 2003 and 2002, respectively. Additional financial information relating to our international operations is set forth in Note 18 of our financial statements.

Product Support

We sell a variety of support packages for all of our products. In addition, we bundle all software licenses with mandatory first year support. Our maintenance and support agreements provide customers with telephone and/or Web support and unspecified upgrades, updates and bug fixes, when and if available. Revenue for maintenance and support agreements is recognized on a straight-line basis over the service contract term, ranging from one to five years. Worldwide, 24/7 support is provided via support specialists located in our offices in Bellevue, Washington; Tucson, Arizona; Portland, Oregon; Calgary, Canada; Englewood, Colorado; Sydney, Australia and Nieuwegein, the Netherlands.

We launched a new online training program called The Captaris Learning Center in October 2003 to meet a number of strategic goals, including the ability to allow our customers to register for courses online, manage their curriculum, track their class history, receive training announcements on a regular basis, complete online surveys of classes taken and register and take Web-based training from one location. This is a subscription-based service and we recognize the revenue from this service on a straight-line basis over the term of the subscription.

Product Development

We have expertise in the development of systems that route, process, render, store, retrieve and deliver a variety of messaging, data and documents, including fax, voice, e-mail and corporate content, as well as integration with back-end office systems and databases. These systems handle message, data and document delivery spanning a wide range of input and output types. Additionally, we have expertise in the development of LAN and Internet software applications, integrations and services. We believe that our expertise in these areas enables us to efficiently bring to market innovative software products.

Development of our product offerings is centrally coordinated in our corporate headquarters in Bellevue, Washington. We maintain five primary product development centers: Bellevue, Washington, Tucson, Arizona, Portland, Oregon, Englewood, Colorado and Calgary, Canada. In total, we employed 97 engineers, technicians, quality assurance specialists and other supporting personnel in our development centers as of December 31, 2004. The integration of technologies has allowed us to consolidate and leverage development efforts among these groups. We expect these cross-development efforts to continue in the future.

We internally develop or acquire our defining core technologies, and we license from third parties certain broad-based, generic or non-strategic components of our products, such as database software, imaging and network connection software. Whenever practical, we will license and integrate such technology into our product offerings in order to decrease the cost of development and shorten the time to market. We also believe that the acquisition of new technology and new product offerings is consistent with our strategic initiatives, and we will pursue such opportunities as they become available.

For our product offerings to continue to achieve acceptance and remain competitive, we believe it is necessary to develop enhanced versions of our software applications. Our research and development expenditures were approximately $10.3 million, $9.5 million and $10.4 million in 2004, 2003 and 2002, respectively. We expect research and development expenses to increase in absolute dollars as well as a percentage of revenue during 2005 as we invest further in new version releases of the RightFax and Workflow product lines and further develop and integrate the newly acquired Alchemy product line. In addition, we will incur twelve months of research and development expenses related to the Alchemy product line in 2005 compared to two months in 2004.

We develop versions of our products that have been prepared for localization in foreign markets. This globalization effort includes converting client interfaces and documentation into foreign languages and includes the expansion of internal character sets to accommodate a broader set of potential foreign languages. We expect to continue to expend research and development resources on these efforts.

Proprietary Rights

We rely on a combination of patents, copyrights, trademarks and trade secret laws, nondisclosure and other agreements and technical measures to protect our proprietary technology. We own nine U.S. patents, including six patents acquired in 2000 in the areas of number qualification, unified messaging and fax technology and two patents acquired in 2002 in the areas of speech compression and operating system installation/servicing. The issued patents will expire between 2014 and 2019. We also own eight pending patent applications in the U.S. and internationally in a wide range of areas, including telephony, fax, unified messaging, workflow technology and mobility-related messaging. There can be no assurance that our efforts to protect our proprietary rights will be successful. In particular, there can be no assurance that our current or future patent applications will be granted or that our current or future issued patents will not be challenged, invalidated or circumvented, or that the rights granted under any such patents will provide competitive advantages to us.

We have periodically received letters and other communications from third parties asserting patent rights and requesting royalty payments. Following analysis, we do not believe it necessary, in most cases, to license any of the patent rights. In those cases in which we have determined a license of patent rights was necessary, we have entered into a license agreement.

We license certain portions of our technology from third parties under written agreements, some of which contain provisions for ongoing royalty payments. Our royalty expense was less than 1.0% of revenue in 2004, 1.1% of revenue in 2003 and less than 1.0% of revenue in 2002.

Competition

The business information delivery market and the Captaris sub-markets, which include fax server, e-document delivery, workflow and business process management and archiving and records management are quickly evolving, highly competitive and subject to rapid technological change. Moreover, we expect to face increasing competitive pressures from both current and future competitors in the markets we serve. In most cases, we face pure-play vendors that are focusing on one particular applications market. The principal competitive factors applicable to our products and services include:

•	breadth and quality of software alternatives;

•	price;

•	level of customer support and professional services;

•	relationships with distributors, strategic partners, value-added resellers and systems integrators;

•	an installed base of similar or related products;

•	the ability to integrate various products with customers’ existing business applications and networks;

•	the ability to respond to technological change; and

•	the ability to position the suite of Captaris products with its combined benefits of a single-vendor approach rather than focusing on standalone product lines.

We believe our suite of products which offers processing, delivery, archiving and retrieval, is a complete business information delivery solution. Our competitive position with respect to the factors above varies depending on the market addressed by individual offerings in our product suite.

For our electronic document delivery products, our principal competitors are Esker, Inc. S.A., Biscom, Inc., TOPCALL International AG, recently acquired by Dicom Group plc, Omtool, Ltd., Fenestrae and GFI Software, Ltd. In this market we believe we continue to hold the leading market share, based on vendor revenues, estimated at 25% worldwide, with the large enterprise segment estimated at 40% worldwide and the North-American portion of both being proportionally higher. Our fax server products also compete with vendors offering a range of alternative fax solutions, including standalone fax machines, operating systems containing fax and document transmission features, low-end fax modem products, desktop fax software, single-platform fax software products, application service providers and hosted solutions including, J2 Global Communications and PTEK Holdings, Inc, and customized proprietary software solutions.

For our workflow business process automation products, we face many competitors, large and small. Competitors offering similar products using similar architecture designed for rapid deployment by knowledge workers are generally smaller companies. The most visible direct competitors of our business process automation products include K2.net (SourceCode Technology Holdings, Ltd.), Metastorm, Ultimus, Inc. and Skelta Software, Pvt. Ltd. Overall, we believe our products are differentiated from our competitors’ products due to our deep integration with Microsoft technology and applications. Given the recent history of this product line, we have a smaller revenue share within the pure-play BPM vendor market.

Our archiving and records management solutions compete at the mid-market level on functionality and price and our main competitors are Hyland Software, Inc. (OnBase enterprise content management), EMC Corporation (ApplicationXtender, EmailXtender products) and Compulink Business Systems, Inc. (Laserfiche product). While these vendors offer products with similar functionalities, their product lines tend to address the high-end of the market. The Captaris product line has traditionally focused on the mid-market.

Our information automation solutions framework product, Interchange, utilizes all of our software products and solutions combined with a powerful API layer for added functionalities designed to fulfill our customers’ high-end information management and delivery challenges. Interchange competes in concept with offerings from Streamserve, and Esker Deliveryware, but mostly with internally developed customer applications that have been built by internal Information Technology (“IT”) departments or system integrator services with, what we believe to be, great effort and an increasing maintenance burden. We believe this is an emerging market, and we are working closely with our top channel partners, and in the fourth quarter of 2004, started building a pipeline of customer opportunities in close collaboration with those partners.

Order Fulfillment

Our order fulfillment operations consist primarily of compact disc duplication, documentation fulfillment and distribution of fax boards. We contract with outside vendors to provide full systems integration and assembly in certain product distribution situations.

Our products incorporate a number of commercially available application cards and fax cards that enable integration with certain fax servers. We currently purchase fax boards from Brooktrout, Inc., Eicon Networks Corporation and the Dialogic division of Intel, Inc. We depend upon these third-party manufacturers for fax boards. If these manufacturers terminate their relationships with us or are unable to fill orders on a timely basis, or experience quality performance issues, we may be unable to meet customer demands, which could delay or decrease our revenue or otherwise have an adverse impact on our operations.

Employees

As of December 31, 2004, we had 413 full-time employees, including 79 in finance, information technology and administration, 97 in engineering and product development and 237 in sales, marketing and technical support. Our employees enter into agreements containing confidentiality restrictions. We have never had a work stoppage and no employees are represented by a labor organization. We consider our employee relations to be good.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are available free of charge on our Website as soon as reasonably practicable after the reports have been filed with or furnished to the Securities and Exchange Commission (“SEC”) at http://www.captaris.com under “Corporate—Investor Relations—SEC Filings.” In addition, the following corporate governance materials of Captaris are also available in the “Corporate— EthicsPoint” section of our Website at http://www.captaris.com and a copy of the materials will be mailed to you upon request to Captaris, Investor Relations, 10885 NE 4th Street, Suite 400, Bellevue, WA 98004:

•	Audit Committee, Compensation Committee and Governance Committee Charters.

•	Code of Conduct applicable to all directors, officers and employees of Captaris (the “Ethical Business Practices” portion of the “Captaris Ethics Guidebook”).

•	Code of Ethics for our CEO and senior financial officers (included in the “Captaris Ethics Guidebook”).

The Captaris Ethics Guidebook is comprised of three sections: Ethical Business Practices, Accounting Practices Complaint Process and Code of Ethics for our CEO and senior financial officers. If we waive any material provision of our Code of Ethics for our CEO and senior financial officers or substantively change the code, we will disclose that fact on our Website within four business days.

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

Most of our software product revenue comes from current-quarter orders and sales, of which a substantial portion has, at times, occurred in the last month of the quarter. We do not maintain a large backlog of orders and most of our distributors maintain little or no inventory. Order fulfillment cycles are typically short and often as short as one to two days. Accordingly, the timing of customer orders can cause significant variations in quarterly results of operations. Because we sell our products to end-customers through various third parties, such as value-added resellers and independent distributors, we are unable to project with certainty the actual orders, sales and revenue these third parties will generate in a given quarter. The combination of these factors could impair and delay our ability to know when revenue and earnings will be higher or lower than expected. We base product development and other operating expenses on our expected revenue. Because our expenses are relatively fixed in the short term, we may be unable to adjust our spending in time to compensate for any unexpected shortfall in quarterly revenue.

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

Failure to establish and maintain OEM and strategic relationships could limit our ability to maintain or increase revenue.

Creating and maintaining OEM and strategic relationships is important to our success, because these relationships enable us to market and distribute our products to a larger customer base than we could otherwise reach through our direct marketing efforts. We may not be successful in creating new OEM or strategic relationships on acceptable terms, if at all. Moreover, although we view our OEM and strategic relationships as an important factor in the successful commercialization of our products, our current strategic partners may not view their relationships with us as significant for their own businesses and any one of them could reassess their commitment to us in the future. Further, our OEM and strategic relationships are generally non-exclusive, which means our OEM and strategic partners may develop relationships with some of our competitors. Failure of one or more of our OEM and strategic partners to successfully develop and sustain a market for our products, or the termination of one or more of our OEM and strategic relationships, could adversely affect our ability to maintain or increase revenue.

Additionally, our OEM and strategic partners from time to time require us to customize our products and/or develop further enhancements or capabilities. If we are unable to meet these requests in a timely manner, our relationships with our partners and operating results could be negatively impacted.

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

In the market for LAN-based fax systems, our principal competitors are Esker, Inc. S.A., Biscom, Inc., TOPCALL International AG, Omtool, Ltd., Fenestrae and GFI Software, Ltd. Our fax server products also compete broadly with vendors offering a range of alternative fax solutions, including operating systems containing fax and document transmission features, low-end fax modem products, desktop fax software, single-platform fax software products, outsource fax players and customized proprietary software solutions. The direct competitors of our business process automation products include K2.net (SourceCode Technology Holdings, Ltd.), Metastorm, Ultimus, Inc. and Skelta Software, Pvt. Ltd. Our main competitors for archiving and records management solutions are Hyland Software, Inc., EMC Corporation and Compulink Business Systems, Inc.

We may not be able to compete successfully against current and future competitors and the competitive pressures we face could harm our business and prospects. We expect the competition in our markets to increase over time. There can be no assurance that our current or future competitors will not develop products comparable or superior – in terms of price and performance features – to those developed by us or be able to adopt more quickly than we can to new or emerging technologies and changes in market opportunities. Increased competition and competitive pressures may result in changes in market share, decreased sales volumes, price reductions and/or increased operating costs associated with marketing and sales incentives, resulting in related reductions in revenue, gross margins and operating income, any of which could materially affect our ability to achieve our financial and business goals. There can be no assurance in the future that we will be able to successfully compete against current and future competitors.

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

Maintaining or growing our revenue depends, in part, on continued expansion of our international product sales. We have focused significant management attention and financial resources to our international operations. It is costly to establish international facilities and operations to promote our brand internationally and to develop localized systems. We may not succeed in these efforts. Our net sales from international market segments may not offset the expense of establishing and maintaining the related operations and, therefore, these operations may not be profitable on a sustained basis. Significant portions of our revenue are subject to the risks associated with international operations, which include:

•	difficulty adapting products to local languages and technologies;

•	inability to respond to changes in regulatory requirements;

•	inability to meet special standards requirements;

•	exposure to exchange rate fluctuations;

•	restrictive governmental actions (such as trade protection measures, including export duties and quotas and custom duties and tariffs);

•	import or export licensing requirements;

•	limitations on the repatriation of funds;

•	longer receivables cycles;

•	difficulties in staffing and managing international operations;

•	potentially adverse tax consequences; and

•	uncertainties arising from local economic or market conditions, local business practices and cultural considerations.

In addition, the laws of some foreign countries are uncertain or do not protect intellectual property rights to the same extent as the U.S. Moreover, we could be sued for patent infringement or other intellectual property violations in a foreign country where it could be very costly to defend such a lawsuit.

Currently, substantially all of our revenue is denominated in U.S. dollars; however, we also may price our international sales to the United Kingdom in British pounds sterling, to Canada in Canadian dollars, to Australia in Australian dollars and to participating European Community countries in Euros. Increases in the value of the U.S. dollar against these currencies could cause our products to become relatively more expensive to customers in a particular country or region, leading to reduced revenue or profitability in that country or region. As we continue to expand our international operations, we expect our non-U.S.-dollar-denominated sales and our exposure to gains and losses on international currency transactions to increase. We do not currently engage in transactions to hedge against the risk of currency fluctuations, but we may do so in the future.

Our investment in the business information delivery solutions market may not be successful.

Our business strategy is to become a leading provider of business information delivery solutions. To further this strategy, we acquired Teamplate in September 2003, which provides solutions for the business process automation market and IMR in October 2004, which provides solutions in the document archiving and records management market. To implement our strategy, we must successfully integrate these acquisitions and we must continue to design, develop and introduce competitive new products. Execution of this strategy may involve a substantial increase in costs and, as a result, our expenses could increase disproportionately to revenue in the future. We cannot guarantee that demand for business information delivery solutions will grow in the future, that new technologies will not cause the market to evolve in a manner different from what we expect or that we will be able to obtain a leadership position in this market opportunity or that our investment in this market will be successful.

The integration of recent and any future acquisitions may be difficult and disruptive, and we may incur significant costs in connection with the evaluation and negotiation of potential acquisitions.

We frequently evaluate potential acquisitions of products, technologies and businesses. The acquisition of Teamplate in September 2003, the acquisition of IMR in October 2004, as well as any future acquisitions we may undertake, may direct management’s attention away from the day-to-day operations of our business and may pose numerous other risks. We may not be able to successfully integrate technologies, products, personnel or operations of companies that we may acquire or to retain customers of the acquired business. In addition, we may need to make significant cash payments and dilutive issuances of our equity securities, incur debt, assume unknown liabilities, write-off purchased in-process research and development, amortize expenses related to other intangible assets and incur restructuring charges as well as costs of integrating personnel and operations. Any of these events could have a material adverse effect on our financial condition or results of operations.

In connection with our evaluation of, and negotiation with, potential acquisition candidates, we may incur significant costs, including legal, accounting and financial advisory fees. These expenses are typically deferred and, upon completion of the transaction, are capitalized as part of the purchase price. However, if the transaction is not completed, we are required to record the deferred expenses as a charge to operating expenses in the quarter in which we conclude the transaction will not be completed. In some cases, particularly when a potential acquisition is abandoned in the late stages of the due diligence and negotiation process, this charge may be significant and could have a material adverse effect on our financial results in the quarter or year in which the charge is recorded.

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

Subsequent activities related to the sale of our CallXpress product line and the assets of MediaTel Corporation and activities associated with liabilities retained by us in these dispositions may continue to be disruptive to our ongoing operations.

In September 2003, we sold our CallXpress product line and MediaTel Corporation assets. Such dispositions were intended to allow us to focus our resources on products and services we have determined to be critical to our long-term success. The impact of these dispositions, the associated change in our business focus and the retained liabilities related to certain legal proceedings (some of which are disclosed under “Legal Proceedings” in this Annual Report on Form 10-K) and indemnifications provided by us to the buyers for certain representations and warranties, may continue to be disruptive to our ongoing business, may negatively impact our operations in the near term and may be distracting to management or our workforce in general. Moreover, although the dispositions are intended to improve our long-term results of operations, there can be no assurance that we will realize the benefits we expect from these dispositions.

Our business may be seriously harmed by third-party litigation against us relating to alleged violations of the Telephone Consumer Protection Act.

We have been named as third-party defendants in three lawsuits alleging violations of the Telephone Consumer Protection Act in connection with the receipt by the plaintiffs of facsimile advertisements that were transmitted by MediaTel Corporation, our wholly owned subsidiary, before its business was sold in September 2003. The complaints seek injunctive relief and unspecified damages and two of the lawsuits seek certification as a class action on behalf of the plaintiff and others similarly situated throughout the United States that received the facsimile advertisements. Under the Telephone Consumer Protection Act, a court can impose liability of $500 per fax on a party that sends a fax without consent of the recipient and can increase the liability to $1,500 per fax if the sending of the fax is willful. Additional information regarding these matters is disclosed under “Legal Proceedings” in this Annual Report on Form 10-K.

We are vigorously defending these cases, but litigation is subject to numerous uncertainties and we are unable to predict the ultimate outcome of any of these matters. Moreover, the amount of any potential liability in connection with these cases will depend, to a large extent, on whether a class is certified, and if one is certified, on what the scope of that class will be, neither of which can be predicted at this time. We have not recorded a liability related to these cases. However, there is no guarantee that we will not determine in the future that an accrual is required or that we will not be required to pay damages in respect of these cases in the future, either of which could materially and adversely affect our results of operations, cash flows and financial condition for the quarter or year in which any accrual is recorded or any damages are paid. We have tendered these claims to our general liability insurance carrier and coverage has been disputed. Even if coverage is determined to apply, since the potential liability of these claims is substantially in excess of our coverage limits, there can be no assurance that our coverage will be sufficient to satisfy any damages we are required to pay. We expect the plaintiffs in one of the cases to push for a hearing on class certification in the second half of 2005.

Regardless of the outcome, these lawsuits may cause us to incur significant expenses and divert the attention of our management and key personnel from our business operations.

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

We have periodically received letters and other communications from third parties asserting patent rights and requesting royalty payments and will probably receive additional claims in the future. For example, over the past six years, we have been involved in intermittent communications with Avaya, which was spun off from Lucent Technologies in 2001. Over this period of time, Lucent/Avaya asserted that we were infringing on their patents or technology, eventually identifying 10 patents as including claims that allegedly cover our current or former products and/or services. Several communications and meetings between us and Lucent/Avaya have occurred. We have also received communication in the past from BellSouth, beginning in December of 2001, at which time BellSouth asserted we were infringing on two of its patents. Analysis of both patents in light of our current and former products/services is still underway. The last communication with representatives of BellSouth was on June 19, 2003. The ultimate outcome of these matters cannot presently be determined. Accordingly, the ultimate resolution of these matters could have a material adverse effect on our results of operations, cash flows and financial condition.

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

Failure to remediate material weaknesses in our internal control over financial reporting could adversely impact our ability to report accurate financial results in a timely manner, which could cause current and potential shareholders to lose confidence in our financial reporting, harming our business and the trading price of our stock.

As discussed in Item 8 of this Annual Report on Form 10-K, we have concluded that we have material weaknesses in our internal control over financial reporting and, as a result, that our internal control over financial reporting was not effective as of December 31, 2004.

We are endeavoring to remediate the material weaknesses we have identified and to continue to improve and enhance our internal control over financial reporting. If we are unable to improve our internal controls, our ability to report our financial results in a timely and accurate basis could be adversely affected which could have a substantial adverse effect on our ability to operate our business. Deficient internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Executive Officers

Our executive officers as of March 7, 2005 are as follows:

Name	Age	Position	Officer Since
David P. Anastasi	48	President, Chief Executive Officer and Director	2000
Matthias M. Scheuing	39	Chief Operating Officer	2002
Peter Papano	55	Chief Financial Officer and Secretary	2003

Mr. Anastasi joined Captaris as President, Chief Executive Officer and a director in November 2000. From May to November of 2000, Mr. Anastasi served as President and Chief Executive Officer of Conversational Computing Corporation, a speech recognition technologies company. Prior to that, he was a founder and President and Chief Executive Officer of the Global Chipcard Alliance, a SmartCard consortium from 1999 to 2000. From 1994 to 1999, Mr. Anastasi served as Vice President and General Manager of the Public Access Solutions & SmartCard Division of U S WEST. Mr. Anastasi currently serves on the Boards of Directors of the AeA (formerly known as the “American Electronics Association”) and the WSA (formerly known as the “Washington Software Alliance”). Mr. Anastasi holds a B.S. degree in marketing management from Bentley College and a Masters degree with an emphasis in international management from the University of San Francisco.

Mr. Scheuing joined Captaris in January 2002 as our Senior Vice President of Global Field Operations. In October 2002, Mr. Scheuing became Senior Vice President, General Manager of the Products Group. In October 2003, Mr. Scheuing was promoted to Chief Operating Officer. Prior to joining Captaris, Mr. Scheuing served as President and Chief Executive Officer of Conversational Computing Corporation, a speech recognition technologies company, from February 2001 to October 2001 and as Executive Vice President, Sales and Marketing of that company from July 2000 to February 2001. Prior to joining Conversational Computing Corporation, Mr. Scheuing served as Vice President, Marketing for U S WEST’s Small Business Group from January 1999 to July 2000 and in other positions with U S WEST from 1994 to 1997. Mr. Scheuing holds a B.B.A. degree in finance and marketing and an M.B.A. degree in marketing and information systems from Texas Christian University.

Mr. Papano joined Captaris in September 2003. Prior to joining Captaris, Mr. Papano served as Chief Financial Officer of Evant, Inc., an enterprise software company from 2000 to 2003; QRS Corporation, a publicly traded e-commerce company, from 1998 to 2000; and The Dialog Corporation, an electronic information company, from 1991 to 1998. Mr. Papano is a certified public accountant. He holds a B.S. degree in business with an emphasis in finance and an M.B.A. degree in accounting from the University of Colorado.

Item 2. PROPERTIES

We are headquartered in Bellevue, Washington and have offices in Tucson, Arizona; Portland, Oregon; Englewood, Colorado; Calgary, Canada; Sydney, Australia and European headquarters in Nieuwegein, the Netherlands. The Bellevue location consists of approximately 64,000 square feet of space under a lease that expires in February 2008, which includes 10,600 square feet of space subleased to Applied Voice and Speech Technologies, Inc. (“AVST”). Our other offices include 27,300 square feet in Englewood, Colorado, which includes 10,400 square feet of subleased space, 21,400 square feet of leased space in Tucson, Arizona, 10,400 square feet of leased space in Portland, Oregon, 12,400 square feet of leased space in Calgary, Canada, 3,000 square feet of leased space in Sydney, Australia and 5,000 square feet of leased space in Nieuwegein, the Netherlands. In addition, we have sales and support personnel in the United Kingdom, Germany, Hong Kong and Dubai.

We believe that these facilities are adequate to meet our current needs and that suitable additional or alternative space will be available, as needed, in the future on commercially reasonable terms.

Item 3. LEGAL PROCEEDINGS

One of the services provided by MediaTel Corporation, a wholly owned subsidiary of Captaris, was the transmission of facsimiles to travel industry participants on behalf of travel service providers. MediaTel held a license to use a database supplied by NFO PLOG and then Northstar Travel Media that listed recipients for these facsimiles. All of the assets of MediaTel were sold to a subsidiary of PTEK Holdings, Inc. (“PTEK”) on September 1, 2003. On or about July 29, 2003, Travel 100 Group, Inc. (“Travel 100”) filed three lawsuits in Circuit Court in Cook County, Illinois, one against Mediterranean Shipping Company (“Mediterranean”), the second against The Melrose Hotel Company (“Melrose”) and the third against Oceania Cruises (“Oceania”). On or about April 13, 2004, a fourth lawsuit was filed by another travel agent, Travel Travel Kirkwood, Inc. (“Kirkwood”), against Oceania Cruises. That case was subsequently removed to the U.S. District Court, Eastern District of Missouri. The complaints are substantially identical in form and allege violations of the Telephone Consumer Protection Act in connection with the receipt of facsimile advertisements that were transmitted by MediaTel. Each of the Travel 100 complaints seeks injunctive relief and unspecified damages and certification as a class action on behalf of Travel 100 and others similarly situated throughout the United States that received the facsimile advertisements. The Kirkwood complaint seeks injunctive relief and unspecified damages but does not seek to certify a class action. Under the Telephone Consumer Protection Act, a court can impose liability of $500 per fax on a party that sends a fax without the consent of the recipient. A court can increase the liability to $1,500 per fax if the sending of the fax is willful.

In its answer filed on September 23, 2003, Mediterranean named Captaris as a third-party defendant and asserted that, to the extent that Mediterranean is liable, Captaris should be liable under theories of indemnification, contribution or breach of contract for any damages suffered by Mediterranean. Similarly, in its answer filed on October 14, 2003, Melrose named Captaris, as well as PTEK, as third-party defendants based on allegations of breach of contract, indemnification and contribution. On September 8, 2004 and November 18, 2004, Oceania filed Answers and Third-Party Complaints against Captaris and MediaTel in the Travel 100 and Kirkwood cases, respectively, making similar allegations to those made in the other two cases in its counts for fraud, indemnification and contribution.

In response to Mediterranean’s third-party complaint, we filed our answer on November 3, 2003, denying the allegations filed by Mediterranean and further answering by way of affirmative defenses that to the extent we are found liable for any damages allegedly suffered by plaintiffs or any third-party plaintiffs in this action, we are entitled to indemnification and/or contribution from other non-parties to this action. We filed similar answers to the Melrose complaint on November 20, 2003 and the Oceania complaints on or about January 19, 2005 and January 12, 2005, respectively. Both Captaris and MediaTel have denied any liability in the cases because, among other facts and defenses, MediaTel understood that the database and lists of travel agent recipients to whom faxes were sent had authorized that information could be sent to them by fax. Based on Captaris’ analysis to date, we estimate that there were approximately 500,000 faxes sent relating to the Mediterranean case and approximately 200,000 faxes sent relating to the Melrose case. As of the date of this Annual Report on Form 10-K, we have not yet determined how many faxes were sent relating to the Oceania cases.

In Oceania, plaintiff, Travel 100, filed a motion to voluntarily dismiss the Oceania complaint because, according to Travel 100’s counsel, Travel 100 no longer wanted to participate in the prosecution of that case. Plaintiff’s counsel requested that it be given 90 days to find another plantiff to pursue the claim that Travel 100 had filed, and that if it could not find a plaintiff within that period then the complaint would be dismissed. Captaris and Oceania opposed allowing plaintiff’s counsel 90 days to find a substitute plaintiff. On March 24, 2005, the Court agreed with Captaris and Oceania and dismissed Travel 100’s complaint against Oceania, without allowing 90 days to find a substitute plaintiff. The Court in turn dismissed Oceania’s complaint against Captaris and MediaTel without prejudice. Accordingly, the Oceania case is no longer pending.

Discovery is ongoing in all other cases and the parties are in the process of working out a schedule for class certification briefing. We expect the plaintiffs in the Mediterranean case to push for a hearing on class certification in the second half of 2005.

We have tendered these claims to our general liability insurance carrier and coverage has been disputed. Even if coverage is determined to apply, since the potential liability of these claims is substantially in excess of our coverage limits, there can be no assurance that our coverage will be sufficient to satisfy any damages we are required to pay.

We intend to vigorously defend each of these cases, but litigation is subject to numerous uncertainties and we are unable to predict the ultimate outcome of any of these matters. Moreover, the amount of any potential liability in connection with these cases will depend, to a large extent, on whether a class is certified, and if one is certified, on what the scope of that class will be, neither of which can be predicted at this time. We have not recorded a liability related to these cases. However, there is no guarantee that we will not determine in the future that an accrual is required or that we will not be required to pay damages in respect of these cases in the future, either of which could materially and adversely affect our results of operations, cash flows and financial condition for the quarter or year in which any accrual is recorded or any damages are paid.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ National Market under the symbol “CAPA.” As of March 7, 2005, there were approximately 133 shareholders of record of our common stock. The following table sets forth the high and low prices for the common stock for the periods indicated. In determining the high and low prices for the periods indicated, we used the high and low sales prices as reported by The NASDAQ National Market.

Quarterly Common Stock Price Ranges

	2004		2003
Quarter	High	Low	High	Low
1st	$6.50	$4.95	$3.47	$2.56
2nd	6.69	5.22	3.74	2.90
3rd	6.70	4.15	5.68	3.99
4th	5.26	4.04	7.40	5.44

Dividends

We have not paid any cash dividends on our common stock. We intend to retain any future earnings to fund the development and growth of our business, and therefore, we do not currently anticipate paying any cash dividends in the foreseeable future.

Stock Repurchase Plan

Pursuant to a stock repurchase plan approved by our Board of Directors, we repurchased $13.5 million, $3.1 million and $3.4 million of our common stock in 2004, 2003 and 2002, respectively. In January 2005, our Board of Directors approved an $11.0 million increase to our previously announced stock repurchase program. Including the increase, approximately $15.0 million remains available to repurchase shares. We may repurchase shares in the future subject to open trading windows, overall market conditions, stock prices and our cash position and requirements going forward. The repurchase program will continue until the earlier of (a) such time when the maximum dollar amount authorized has been utilized or (b) the Board of Directors elects to discontinue the repurchase program.

The following table summarizes information regarding shares repurchased during the quarter ended December 31, 2004. Except as described in footnote 1 below, all of the listed shares were repurchased in open market transactions pursuant to the Board-approved stock repurchase program described above.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Repurchased Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
October 1 through 31, 2004(1)	571,261	$5.22	—	$8,151,342
November 1 through 30, 2004	933,379	$4.45	933,379	3,997,796
December 1 through 31, 2004	—	—	—	3,997,796

Three Months Ended December 31, 2004(2)	1,504,640	$4.74	933,379	$3,997,796

(1)	On October 3, 2003, in connection with the acquisition of Teamplate on September 30, 2003, we issued 574,727 shares of our common stock to the Teamplate shareholders. On the first anniversary of the closing, each Teamplate shareholder had the option to require us to purchase all of the shareholder’s portion of our common stock issued in the transaction at a price per share of $5.22 per share if (a) the average of the last sale price of our common stock for the 20 trading days prior to September 30, 2004, is less than $5.22 per share; and (b) the last sale price of our common stock on September 30, 2004, was less than $5.22 per share. On October 25, 2004, 571,261 shares were returned to us to be repurchased for an aggregate amount of approximately $3.0 million.

(2)	In January 2005, $11.0 million of additional funds were made available to the program.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected historical financial data is derived from our audited historical financial statements. The consolidated balance sheet data at December 31, 2004 and 2003 and the consolidated statement of operations data for the years ended December 31, 2004, 2003 and 2002 are derived from the audited historical financial statements and related notes that are included elsewhere in this report. The consolidated balance sheet data at December 31, 2002, 2001 and 2000 and the consolidated statement of operations data for the years ended December 31, 2001 and 2000 are derived from the audited historical financial statements and related notes which are not included in this report. The information set forth below should be read in conjunction with our historical financial statements, including the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report. Historical results are not necessarily indicative of future results.

	Year Ended December 31,
(in thousands, except per share data)	2004	2003	2002	2001	2000
Consolidated Statement of Operations Data:
Net revenue	$78,036	$83,286	$71,256	$69,321	$75,589
Cost of revenue	27,085	25,494	27,080	26,066	23,972

Gross profit	50,951	57,792	44,176	43,255	51,617
Operating expenses:
Research and development	10,299	9,496	10,376	11,958	8,740
Selling, general and administrative	43,660	39,257	40,860	45,586	35,834
Amortization of intangible assets	683	275	942	4,951	1,516
Impairment of intangible assets	488	—	5,529	—	—
In-process research and development	—	—	—	1,900	—
Restructuring charges	—	423	2,034	1,042	—
Stock based compensation expense (benefit)	(29)	2,269	(938)	1,126	—
Gain on sale of discontinued product line CallXpress	—	(2,169)	—	—	—
Patent settlement with AudioFax	—	—	875	—	—

Total operating expenses	55,101	49,551	59,678	66,563	46,090

Operating income (loss)	(4,150)	8,241	(15,502)	(23,308)	5,527
Other income, net(1)	947	1,657	2,222	3,104	5,328

Income (loss) from continuing operations before income tax expense (benefit)	(3,203)	9,898	(13,280)	(20,204)	10,855
Income tax expense (benefit)	(2,663)	3,680	(6,036)	(6,838)	3,137

Income (loss) from continuing operations	(540)	6,218	(7,244)	(13,366)	7,718
Discontinued operations (2):
Income from operations of MediaTel, net of income taxes	—	472	2,535	1,410	2,978
Gain on sale of MediaTel, net of income taxes	647	5,843	—	—	—

Income from discontinued operations	647	6,315	2,535	1,410	2,978
Cumulative effect of change in accounting principle(3)	—	—	(2,695)	—	—

Net income (loss)	$107	$12,533	$(7,404)	$(11,956)	$10,696

Basic net income (loss) per share:
Net income (loss) from continuing operations	$(0.02)	$0.20	$(0.23)	$(0.41)	$0.25
Net income from discontinued operations	0.02	0.21	0.08	0.04	0.10
Cumulative effect of change in accounting principle	—	—	(0.08)	—	—

Basic net income (loss) per share	$0.00	$0.41	$(0.23)	$(0.37)	$0.35

Diluted net income (loss) per share:
Net income (loss) from continuing operations	$(0.02)	$0.20	$(0.23)	$(0.41)	$0.24
Net income from discontinued operations	0.02	0.20	0.08	0.04	0.09
Cumulative effect of change in accounting principle	—	—	(0.08)	—	—

Diluted net income (loss) per share	$0.00	$0.40	$(0.23)	$(0.37)	$0.33

Weighted average shares used in computation of:
Basic net income (loss) per share	31,346	30,849	31,780	32,020	30,898
Diluted net income (loss) per share	31,346	31,543	31,780	32,020	32,297

	December 31,
(in thousands)	2004	2003	2002	2001	2000
Consolidated Balance Sheet Data:
Cash, cash equivalents and total investments	$57,339	$95,661	$73,089	$77,680	$88,423
Restricted cash(4)	1,000	1,000	1,000	—	—
Working capital, plus long-term investments available-for-sale	52,408	92,198	76,704	84,031	98,317
Total assets	138,346	144,755	121,277	137,838	130,244
Redeemable common stock(5)	—	3,000	—	—	—
Total shareholders’ equity	106,241	117,828	98,301	111,116	113,001

(1)	In the first quarter of 2000, a gain of $1,784,000 was realized from the sale of an equity investment in a competitor.
(2)	All periods presented reflect the reclassification of the operations of MediaTel Corporation, our wholly owned subsidiary to discontinued operations. See Note 4 of Notes to Consolidated Financial Statements.
(3)	In January 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and recognized a transitional impairment loss as a cumulative effect of change in accounting principle. See Note 8 of Notes to Consolidated Financial Statements.
(4)	A cash deposit supports a $1.0 million letter of credit that serves as collateral pursuant to a lease agreement for our corporate headquarters. This collateral is required through February 29, 2008.
(5)	Relates to the Teamplate, Inc. purchase agreement, as described in Note 3 of Notes to Consolidated Financial Statements.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” “seek,” “target” or the negative of these terms or other terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in the “Factors That May Affect Our Business, Future Operating Results, Financial Condition and Market Price of Our Stock” section included elsewhere in this report. These factors may cause our actual results to differ materially from any forward-looking statements. Except as required by law, we undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

Captaris Business Information Delivery solutions capture, process, deliver, manage and archive data and documents enabling customers to reduce costs and increase the performance of critical business information investments. Through our global distribution network, we deliver software products and services that help organizations manage and leverage the value of corporate information. In partnership with leading enterprise technology companies, we have installed more than 90,000 systems in 95 countries in companies of all sizes, including the entire current Fortune 100. Captaris products address the fax server market, which is divided into network fax and production fax, e-document delivery and related business process automation, workflow and archiving and records management markets. We distribute our products primarily through independent distributors and value-added resellers. Our products run on off-the-shelf server hardware and on Microsoft certified software platforms including Microsoft® Windows NT, Windows 2000, Windows 2003 and Windows XP. We utilize the Microsoft.NET development tools widely in our suite of products and interface with a wide variety of hardware equipment and enterprise software products. Captaris was incorporated in the State of Washington in 1982. Our principal executive offices are located in Bellevue, Washington.

We sell our products primarily through an indirect channel of resellers and distributors, strategic partnerships, original equipment manufacturers (“OEMs”) and private label agreements, as well as through our team of global/national account managers that hold dedicated business relationships with assigned accounts on the Fortune 500 list. We believe the use of multiple distribution channels that access many of the same potential customers increases the likelihood that our products will be sold to a particular customer.

Other than Cisco Systems, Inc. (“Cisco”) in 2003, when we accelerated the conclusion of our OEM agreement with Cisco and recognized $11.9 million in revenue, as discussed below, no single customer represented more than 10.0% of our net revenue for the years ended December 31, 2004, 2003 and 2002.

OEM partners market and sell our products and services in conjunction with their own core products and service portfolios, adding more value to their customers with an integrated go-to-market approach. In some cases, these OEM agreements provide minimum revenue commitments.

Our order fulfillment operations consist primarily of compact disc duplication, documentation fulfillment and distribution of fax boards. We contract with outside vendors to provide full systems integration and assembly in certain product distribution situations.

Our products incorporate a number of commercially available application cards and fax cards that enable integration with certain fax servers. We currently purchase fax boards from Brooktrout, Inc., Eicon Networks Corporation and the Dialogic division of Intel, Inc. We depend upon these third-party manufacturers for fax boards. If these manufacturers terminate their relationships with us or are unable to fill orders on a timely basis, or experience quality performance issues, we may be unable to meet customer demands, which could delay or decrease our revenue or otherwise have an adverse impact on our operations.

Our RightFax and Alchemy product lines include third parties’ software for which we pay royalties. The software from other companies provides generic or non-strategic functionality. Our total royalty expense was less than 1.0% of revenue in 2004, 1.1% of revenue in 2003 and less than 1.0% of revenue in 2002.

We have extensive service offerings that are sold in conjunction with our products, including maintenance, support, professional services and solutions. All of these offerings are designed to help customers protect and extend their software investment.

We work with approximately 1,000 resellers and distributors located throughout the world. These resellers and distributors sell and install our products and they receive discounts based on the volume of sales. Within our sales and marketing groups, we dedicate significant resources to monitoring our resellers and distributors and to generating demand and providing market positioning and support for our resellers and distributors.

Utilizing the indirect channel approach provides several advantages, including minimizing the investment in office facilities and personnel in field locations and applying greater resources to sales and implementation efforts. However, with a channel sales model, it is more difficult to track the number and locations of all end-users utilizing our products. This is limiting our ability to capture intelligence around product usage, system integration character, and deployment satisfaction directly from the customer’s perspective in order to enhance or build new products, solutions and services.

Professional services include implementation consulting, training and other service support. The vast majority of product implementation is performed by our channel partners. In some instances, customers request high-level installation and consulting services directly from us. We continually seek opportunities to expand our professional services as we grow our business.

In January 2005, we made the decision to incorporate the mobility technology associated with our Infinite product line directly into our business information delivery products. Accordingly, in January 2005, we made an end-of-life announcement of our standalone Infinite mobile delivery product line. As a result we deemed that the intangible asset related to the “Infinite Technology” trade name was impaired and an impairment charge of approximately $488,000 was recorded in December 2004.

Acquisitions and Divestitures

In early 2003, we recognized that our resources were stretched across a breadth of product lines and markets, and in mid-2003, we resolved to narrow our focus to enterprise business information delivery solutions. As a result, we have completed a number of divestitures and acquisitions which we believe will bring our product lines and markets in line with our growth objectives.

2004

On October 28, 2004, we acquired Information Management Research, Inc. (“IMR”), an Englewood, Colorado company. IMR’s Alchemy product line, which helps organization capture, archive and retrieve business information will enable us to provide complete solutions for business information delivery solutions to our worldwide enterprise customers. Under the terms of the acquisition agreement, we acquired IMR for a total of $31.9 million. We paid $26.4 million in cash, including transaction costs of approximately $1.2 million and assumed liabilities of $5.6 million, net of cash acquired of $142,000. The assumed liabilities include $3.1 million of deferred tax liabilities related to purchased intangibles not deductible for tax purposes, deferred revenue of $1.2 million and accounts payable and other accrued liabilities of $1.3 million. The acquisition of IMR has been accounted for as a purchase. On the acquisition date, $5.0 million of the purchase price was deposited in a third-party escrow account for two years as security for certain post-closing obligations of the IMR shareholders, including indemnification obligations. In connection with the acquisition we adopted a plan to consolidate all IMR finance and administrative functions to our Bellevue headquarters. As such, as part of the purchase price allocation, we recorded a liability of $116,000 for severance expenses related to the involuntary termination of fourteen IMR employees.

2003

On October 20, 2003, we purchased a distribution business from Axient Pty Limited (“Axient”), our former distributor in Australia, and established our own distribution subsidiary in Australia. This acquisition provides an operating and service base in one of our key international markets. The majority of our sales in this market are made through the indirect channel and we expect our resellers and distributors to continue to provide the majority of sales.

We acquired Teamplate, Inc. (“Teamplate”) on September 30, 2003 to expand our business information delivery product offerings as an extension and complement to our existing RightFax product line and to further penetrate the business process automation market. We place significant importance on retaining the Teamplate senior management team and executed an incentive plan that allows the Teamplate management team to earn a minimum of $2.8 million and up to $8.3 million over the thirteen quarters following the acquisition, subject to their continued employment and our success in achieving certain performance targets.

Our CallXpress product line historically had significantly lower margins than our RightFax products and sales of CallXpress continued to decline over time, which reflected the depressed market for most telephony products. In July of 2003, we announced our intent to sell the CallXpress voice mail and unified messaging product line. This announcement prompted some prospective customers to delay buying decisions, which caused a further decline in CallXpress sales. On September 29, 2003, we sold the CallXpress product line for $2.5 million to Applied Voice and Speech Technologies, Inc. (“AVST”). Since many activities related to CallXpress were shared with the RightFax product line, the CallXpress product line results, including the gain on disposition, are included in our results from continuing operations. At the time of the transaction, we recorded restructuring costs of $423,000 primarily associated with terminating employees not retained by AVST. Concurrent with the transaction, we entered into an earn-out agreement with AVST which entitled us to receive additional payments of up to $1.0 million per year for each of the three years following the sale, depending on AVST’s success in achieving certain revenue targets. This gain will be classified on our income statements as a reduction to operating expenses in 2005. On March 2, 2005, we received a report from AVST, and payment of $1.0 million, confirming achievement of the revenue target for 2004.

At the same time as our decision to divest the CallXpress product line, we began negotiating an acceleration and conclusion of our OEM agreement with Cisco. In October of 2003, we reached an agreement with Cisco and accordingly, Cisco paid us $12.0 million as payment in full for all remaining unpaid aggregate license fees, plus an additional 320 hours of support and training services for a period not exceeding 12 months, valued at $100,000. As a result of this agreement, $11.9 million was recorded as license revenue in the fourth quarter of 2003. Training revenue related to this OEM agreement was recognized when the service was rendered in 2004. Support revenue was recognized ratably from October of 2003 through the first nine months of 2004. As of December 31, 2004, all the revenue related to the support and training was recognized.

We sold the assets of MediaTel Corporation (“MediaTel”), our wholly owned subsidiary that operated the MediaLinq business, our outsource e-document services division, on September 15, 2003 for $14.9 million in cash to Xpedite Systems, Inc. (“Xpedite”), a division of PTEK Holdings, Inc. (“PTEK”). In accordance with generally accepted accounting principles, MediaTel’s results of operations, net of income taxes, have been reclassified to discontinued operations. Concurrent with this transaction, we entered into license and reseller agreements with Xpedite, under which we license our fax-to-mail technology to Xpedite over a three-year period following the sale for a minimum aggregate license fee of $2.0 million. In 2004, we recognized $250,000 of revenue in connection with these agreements.

2002

In August 2002, we acquired the distribution activities, assets and fifteen employees of OfficeCom B.V. (“OfficeCom”), our former distributor in the Netherlands. We paid $416,000 in cash, assumed net liabilities of $146,000 and recorded goodwill of $562,000.

Critical Accounting Judgments and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience, current conditions and various other assumptions we believe to be reasonable under the circumstances. Our estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ significantly from these estimates. To the extent that there are material differences between these estimates and actual results, our presentation of our financial condition or results of operations may be affected.

On an ongoing basis, we evaluate our estimates used, including those related to the valuation of goodwill and other intangible assets, useful lives of intangible assets and equipment and leasehold improvements, inventory valuation allowances, revenue recognition and the estimated allowances for sales returns and doubtful accounts. We believe that the following accounting policies are critical to understanding our historical and future performance, as these policies may involve a higher degree of judgment and complexity than others. For a detailed discussion on the application of these and other accounting policies, see Note 1 in Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Our most critical accounting policies relate to the following areas:

•	Revenue recognition;

•	Allowances for sales returns and doubtful accounts;

•	Valuation of inventory at lower of cost or market value;

•	Classification of investments and assessment of related unrealized losses;

•	Valuation of acquired businesses, assets and liabilities;

•	Impairment of goodwill and intangible assets;

•	Impairment of equipment, leasehold improvements and long-lived assets;

•	Useful lives of intangible assets, equipment and leasehold improvements; and

•	Contingencies

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

We sell products through resellers, OEMs and other channel partners, as well as directly to end-users. Except for OEM sales described below, we recognize product revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. All software licenses are bundled with 30 days of telephone support. We consider revenue associated with this telephone support to be insignificant, and therefore, we recognize this revenue when the software is shipped and record an estimate for the related cost of the telephone support. Revenue from term software licenses is recognized over the term of the license, generally twelve months. Whenever a software license, hardware, installation and post-contract customer support or “PCS” elements are sold together, we allocate the total arrangement fee among each element based on its respective fair value, which is the price charged when that element is sold separately. The amount of revenue assigned to each element is impacted by our judgment as to whether an arrangement includes multiple elements and, if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. Changes to the elements in an arrangement and our ability to establish VSOE for those elements could affect the timing of revenue recognition for these items. Revenue for PCS is recognized on a straight-line basis over the service contract term, ranging from one to five years. PCS includes rights to unspecified upgrades and updates, when and if available, and bug fixes. Installation revenue is recognized when the product has been installed at the customer’s site and accepted by the customer. Recognition of revenue from software sold with installation services is recognized either when the software is shipped or when the installation services are completed, depending on our agreement with the customer and whether the installation services are integral to the functionality of the software. Revenue from perpetual software licenses is recognized when the software has been shipped, provided that collection for such revenue is deemed probable. For software sold to resellers in which we have granted exchange rights, we defer the revenue until the reseller sells the software through to end-users.

We have entered into agreements with certain OEMs from which we receive royalty payments periodically. Under the terms of the OEM license agreements, each OEM will qualify our software on their hardware and software configurations. Once the software has been qualified, the OEM will begin to ship products and report net sales to us. Most OEMs pay a license fee based on the number of copies of licensed software included in the products sold to their customers. These OEMs pay fees on a per-unit basis and we record associated revenue when we receive notification of the OEMs’ sales of the licensed software to an end-user. The terms of the license agreements generally require the OEMs to notify us of sales of our products within 30 to 45 days after the end of the month or quarter in which the sales occur. As a result, we recognize the revenue in the month or quarter following the sales of the product to these OEMs’ customers.

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

Allowance for sales return. We estimate potential future product returns related to current period revenue based on our historical returns, current economic trends, changes in customer demand and acceptance of our products. We periodically review the adequacy of our sales returns allowance and underlying assumptions. If the assumptions we use to calculate the estimated sales returns do not properly reflect future returns, a change in accruals for sales returns would be made in the period in which such a determination was made.

Allowance for doubtful accounts. We make ongoing assumptions as to the collectibility of our accounts receivable in our calculation of the allowance for doubtful accounts. In determining the amount of the allowance, we make estimates based on our historical bad debts, the aging of customer accounts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment patterns. Our reserves historically have been adequate to cover our actual credit losses. However, if actual credit losses were to fluctuate significantly from the reserves we have established, our general and administrative expenses could be adversely affected.

Valuation of inventory at lower of cost or market value. Due to rapid changes in technology, it is possible that older products in inventory may become obsolete or that we may sell these products below cost. When we determine that the carrying value of inventories is not recoverable, we write down inventories to market value. If actual market conditions are less favorable than we project, inventory write-downs may be required, which may have a material adverse effect on our financial results.

Classification of investments and assessment of related unrealized losses. We classify our short-term and long-term investments as “available-for-sale.” Our investments are comprised of government agency issues, mortgage-backed securities, corporate debt securities, municipal securities and certificates of deposit and are recorded at fair market value. We determine the fair value of our investments based on quoted market prices. Investments with expected maturities of one year or less are classified as short-term. We recognize realized gains and losses upon sale of investments using the specific identification method. We believe that the expected lives of our mortgage-backed securities investments are much shorter than the stated maturities due to mortgage refinances and sales of homes. Accordingly, we have estimated the portion of the mortgages likely to be prepaid within one year based on historical prepayment data, current interest rates and other economic factors, and classified a portion of these investments as short-term. Unrealized gains and losses, net of any income tax effect, are recorded as a component of other comprehensive income. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income over the term of the investment.

We recognize an impairment charge for unrealized losses when an investment’s decline in fair value is below the cost basis and is judged to be other than temporary. In making this judgment, we evaluate, among other factors, the duration and extent to which the fair value of an investment is less than its cost, the financial condition and near-term business outlook for the investee and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Valuation of acquired businesses, assets and liabilities. Our business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. As of December 31, 2004 and 2003, our goodwill and intangible assets, net of accumulated amortization, were $45.7 million and $22.2 million, respectively. The determination of the fair value of such intangible assets and goodwill is a critical and complex consideration that involves significant assumptions and estimates. These assumptions and estimates are based on our best judgments and could materially affect our financial condition and results of operations.

Impairment of goodwill. Goodwill is tested for impairment on an annual basis in the first quarter of the year, and on an interim basis in certain circumstances. We conducted our annual assessment during the first quarter of 2004 and determined our goodwill at March 31, 2004, was not impaired. Our judgments regarding the existence of impairment indicators include our assessment of the impacts of legal factors; market and economic conditions; the results of our operational performance and strategic plans; competition and market share; and any potential for the sale or disposal of a significant portion of our principal operations. If we conclude that indicators of impairment exist, we then assess the fair value of goodwill. The valuation process provides an estimate of a fair value of goodwill using a discounted cash flow model and includes many assumptions and estimates. Once the valuation is determined, we will write down goodwill to its determined fair value, if necessary. Any write-down could have a material adverse effect on our financial condition and results of operations.

Impairment of equipment, leasehold improvements, long-lived assets and other intangible assets. We periodically review long-lived assets, other intangibles and product lines that we are more likely than not to sell or otherwise dispose of before the end of the asset’s previously estimated useful life to determine if there is any impairment of these assets. We assess the impairment of these assets, or the need to accelerate amortization, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our long-lived assets and other intangibles. Future events could cause us to conclude that impairment indicators exist and that the assets should be reviewed to determine their fair value. The valuation process provides an estimate of a fair value of these assets using a discounted cash flow model and includes many assumptions and estimates. Once the valuation is determined, we will write down these assets to their determined fair value, if necessary. Any write-down could have a material adverse effect on our financial condition and results of operations. For information regarding intangible asset impairment, see discussion under “Impairment of Intangible Assets” below.

Useful lives of equipment, leasehold improvements and intangible assets. Equipment and leasehold improvements, identifiable intangible assets and certain other long-lived assets are amortized over their useful lives. Useful lives for equipment and leasehold improvements are based on our estimates of the period that the equipment or leasehold improvement will be used. Useful lives for intangible assets are based on our estimates of the period that the intangible assets will generate cash. Changes in estimated useful lives could have a material effect on our financial condition and results of operations.

Contingencies. We are periodically involved in litigation or claims, including patent infringement claims, in the normal course of our business. We follow the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 5, Accounting for Contingencies, to record litigation or claim-related expenses. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. We accrue for settlements when the outcome is probable and the amount or range of the settlement can be reasonably estimated. In addition to our judgments and use of estimates, there are inherent uncertainties surrounding litigation and claims that could result in actual settlement amounts that differ materially from estimates. We expense our legal costs associated with these matters when incurred.

In addition, we follow the provisions of SFAS No. 5 to record potential income tax claims. Significant judgment is required in evaluating our tax positions and in determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish accruals for tax-related uncertainties based on estimates of whether, and to the extent which, additional taxes and interest will be due. These accruals are established when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and may not be sustained on review by tax authorities. We adjust these accruals in light of changing facts and circumstances, such as the closing of a tax audit or the expiration of a statute of limitations. The provision for income taxes includes the impact of potential tax claims and changes to accruals that we consider appropriate, as well as the related interest expense. In addition to our judgments and use of estimates, there are inherent uncertainties surrounding income taxes that could result in actual amounts that differ materially from our estimates. Any adjustments in our tax provision related to these contingencies could have a material effect on our financial condition, results of operations and cash flow.

Consolidated Results of Operations

The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain items in our consolidated statements of operations.

	Year Ended December 31,
	2004	2003	2002
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	34.7	30.6	38.0

Gross profit	65.3	69.4	62.0

Operating expenses:
Research and development	13.2	11.4	14.6
Selling, general and administrative	55.9	47.1	57.3
Amortization of intangible assets	0.9	0.4	1.3
Impairment of intangible assets	0.6	—	7.8
Restructuring charges	—	0.5	2.9
Stock based compensation expense (benefit)	—	2.7	(1.3)
Gain on sale of discontinued CallXpress product line	—	(2.6)	—
Patent settlement with AudioFax	—	—	1.2

Total operating expenses	70.6	59.5	83.8

Operating income (loss)	(5.3)	9.9	(21.8)
Other income, net	1.2	2.0	3.1

Income (loss) from continuing operations before income tax expense (benefit)	(4.1)	11.9	(18.7)
Income tax expense (benefit)	(3.4)	4.4	(8.6)

Income (loss) from continuing operations	(0.7)	7.5	(10.1)
Income from discontinued operations	0.8	7.5	3.5
Cumulative effect of change in accounting principle	—	—	(3.8)

Net income (loss)	0.1%	15.0%	(10.4)%

Net Revenue

We derive net revenue primarily from licensing software as well as follow-on sales of add-on software modules and the sale of maintenance and support agreements. We continue to distribute fax boards with a significant number of our software product sales for which we receive a margin significantly less than the margin on our software products.

	2004	Percent Change from 2003	2003	Percent Change from 2002	2002
	(in thousands)
Net Revenue:
RightFax product line	$73,092	14.8%	$63,675	16.0%	$54,884
Workflow product line	3,096	270.8%	835	100.0%	—
Alchemy product line	1,848	—	—	—	—
Cisco OEM agreement	—	(100.0)%	11,900	257.0%	3,333
CallXpress product line	—	(100.0)%	6,876	(47.3)%	13,039

Net revenue	$78,036	(6.3)%	$83,286	16.9%	$71,256

Years ended December 31, 2004 and 2003. The decrease in net revenue in the year ended December 31, 2004 compared to the year ended December 31, 2003 was primarily attributable to the fact that fiscal 2003 included $11.9 million of revenue from the acceleration of an OEM agreement with Cisco and $6.9 million of revenue from our CallXpress product line which we divested in September 2003. Excluding the effect of this OEM agreement and CallXpress revenue in 2003, net revenue for the year ended December 31, 2004 increased approximately 21.0%. This increase was primarily attributable to an increase of $9.4 million in revenue from the RightFax product line, an increase of $2.3 million from the Workflow product line (formally Teamplate) and $1.8 million from the Alchemy product line, which we acquired on October 28, 2004. The increase in RightFax revenue was primarily due to an increase in the volume of maintenance and support contracts sold as a result of our decision in February 2004 to begin requiring first year maintenance with our software licenses. This significantly increased revenue derived from maintenance agreements compared to prior periods. Revenue for maintenance agreements is recognized on a straight-line basis over the maintenance contract term, ranging from one to five years. In addition, the increase in revenue from the RightFax product line was also attributable to an increase in the volume of software licenses and hardware sold. The increase in Workflow revenue was due to only three months of sales in 2003 compared to a full twelve months of sales in 2004. Sales of the Workflow product began in September 2003 with the acquisition of Teamplate. International net revenue represented approximately 25.1%, 22.5%, and 24.2% of total revenue for the years ended December 31, 2004, 2003 and 2002, respectively. International revenue from the RightFax product line represented 18.9% of total net revenue for 2004 compared to 17.0% for 2003. The increase in revenue from our international regions is due to our continued investment and expansion into international markets. In October 2003, we acquired a distribution business from Axient Pty Limited in Australia. Revenue in 2004 reflected a full twelve months from our operations in Australia, compared to revenue in 2003 which included only two months of operations in Australia. We expect the portion of our revenue derived from international markets to increase in 2005 because a significant portion of Alchemy sales are made internationally.

We anticipate that consolidated net revenue will grow approximately 17.0% to 23.0% in 2005 due to an increase in the volume of software licenses sold as well as experiencing a full twelve months in 2005 of revenue from the Alchemy product line. We anticipate that net revenue for 2005 compared to 2004 from the RightFax product line will be reasonably consistent with the prior year growth rate. Historically, our business experiences seasonality with a decline in revenue during the first quarter as compared to the prior year’s fourth quarter, building gradually during the second and third quarters, and ending with our largest quarter for revenue being our fourth quarter. We anticipate this pattern to continue in 2005.

Years ended December 31, 2003 and 2002. The $12.0 million increase in net revenue in 2003 compared to 2002 is primarily attributable to additional revenue from the acceleration of an OEM agreement with Cisco, increased revenue from the RightFax product line and revenue from the Workflow product line, which we acquired on September 30, 2003. The increase in revenue was partially offset by the divestiture of the CallXpress product line on September 29, 2003. The decline in the CallXpress revenue for the first nine months of 2003 compared to 2002 was primarily due to a prolonged depressed market for most telephony products and the announcement in July 2003 of our intent to sell the CallXpress product line. Excluding revenue from the CallXpress product line and from the Cisco OEM agreement, net revenue for 2003 increased 17.5% or $9.6 million from 2002. This increase was primarily attributable to increased demand for our RightFax products. Revenue growth from the RightFax product line was much stronger in the second half of 2003 which we believe reflected the benefit of narrowing our sales and marketing focus to business information delivery. In October 2003, we reached an agreement with Cisco to accelerate the conclusion of our OEM agreement announced in January 2002. Pursuant to the agreement, Cisco paid us $12.0 million as payment in full for all remaining unpaid aggregate license fees, plus an additional 320 hours of support and training services for a period not exceeding twelve months, valued at $100,000. As a result of this agreement, license fees related to the Cisco OEM agreement were $11.9 million in 2003, compared to $3.3 million in 2002. Training revenue related to this OEM agreement is recognized when service has been rendered. Support revenue is recognized ratably from October 2003 through the first nine months of 2004. International revenue from the RightFax product line represented 17.0% of total net revenue for 2003 compared to 16.2% for 2002. The increase in revenue from our international regions is due to our continued investment and expansion into international markets. In August 2002, we acquired our long time distributor in the Netherlands and in October 2003, we acquired a distribution business from Axient Pty Limited in Australia. Revenue in 2003 reflected a full twelve months from our operations in the Netherlands and two months from our operations in Australia, compared to revenue in 2002 which included only five months of operations in the Netherlands. Workflow, our business process automation product line, contributed net revenue of $835,000 during the fourth quarter of 2003.

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

	2004	Percent Change from 2003	2003	Percent Change from 2002	2002
	(in thousands)
Gross profit	$50,951	(11.8)%	$57,792	30.8%	$44,176
Percentage of revenue	65.3%		69.4%		62.0%

Years ended December 31, 2004 and 2003. The decrease in gross profit for the year ended December 31, 2004 compared to the year ended December 31, 2003 is primarily attributable to the fact that fiscal 2003 revenue included $11.9 million from the acceleration of an OEM agreement with Cisco and cost of revenue related to this agreement was insignificant. Excluding the impact of gross profit from the Cisco agreement, gross profit as a percent of revenue was 64.3% for 2003. Gross profit increased as a percentage of revenue in 2004 compared to 2003, excluding the Cisco agreement, due to the change from sales of the lower margin CallXpress product line, which we divested in September 2003, to sales of the RightFax product line and sales of maintenance and support contracts. The increase in gross profit percentage was partially offset by amortization of technology intangibles included in cost of revenue related to the Workflow product line acquired in September 2003 and the Alchemy product line acquired on October 28, 2004. In addition, the increase in gross profit percentage was also partially offset by an increase in the portion of revenue attributable to hardware products which are sold at significantly lower gross profit margins than software products. We anticipate gross profit as a percentage of revenue for 2005 will increase slightly from 2004 due to increased revenue from the Workflow and Alchemy product lines which carry a higher gross margin than the RightFax product line. The RightFax product line has a lower gross margin than the Workflow and Alchemy products lines because it is bundled with our lower margin hardware products.

Years ended December 31, 2003 and 2002. The increase in gross profit for 2003 compared to 2002 is primarily attributable to an $8.6 million increase in revenue from the OEM agreement with Cisco in 2003 compared to 2002, as noted above. Realization of revenue from the Cisco OEM agreement had a material impact on our gross profit, as cost of revenue related to this agreement is insignificant. In addition to the contribution from the OEM agreement with Cisco, exiting the lower margin CallXpress product line in September 2003 and higher RightFax sales volume also contributed to the increase in gross profit. Excluding gross profit from the Cisco OEM agreement, gross profit increased 12.4% to $45.9 million in 2003 from $40.8 million in 2002. As a percentage of revenue, gross profit was 64.3% in 2003, compared to 60.1% in 2002 due to a higher sales volume from the RightFax product line in conjunction with less sales volume from the lower margin CallXpress product line. This increase in gross profit percentage was offset by amortization of technology intangibles related to the Workflow product line included in cost of revenue and an increase in the percent of revenue attributable to hardware products which are sold at significantly lower gross profit margins than software products.

Research and Development

Research and development expenses consist primarily of salaries and benefits and related expenses for developers, product managers, quality assurance personnel and payments to outside contractors for programming services.

	2004	Percent Change from 2003	2003	Percent Change from 2002	2002
	(in thousands)
Research and development	$10,299	8.5%	$9,496	(8.5)%	$10,376
Percentage of revenue	13.2%		11.4%		14.6%

Years ended December 31, 2004 and 2003. For the year ended December 31, 2004, research and development expenses increased compared to the year ended December 31, 2003, primarily due to additional spending on engineering and testing costs relating to the release of two new versions of the RightFax product line in February and November 2004 and the release of a new version of Workflow in late 2004. Additionally, in 2004 we incurred twelve months of Workflow research and development expenses compared to three months of these expenses in 2003 as a result of the acquisition of Teamplate in late September 2003. We also incurred only two months of research and development expenses in 2004 related to the Alchemy product line which we acquired in our acquisition of IMR in late October 2004. The increase in research and development expenses in 2004 was partially offset by the divestiture of the CallXpress product line in September 2003.

We expect research and development expenses to increase in absolute dollars as well as a percentage of revenue during 2005 as we invest further in new version releases of our RightFax and Workflow product lines and further develop and integrate the newly acquired Alchemy product line. In addition, 2005 will reflect a full twelve months of research and development expenses related to the Alchemy product line compared to only two months of the expenses in 2004. The Workflow product line is relatively young and we anticipate more frequent and substantive product releases than with our more mature RightFax and Alchemy product lines.

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

	2004	Percent Change from 2003	2003	Percent Change from 2002	2002
	(in thousands)
Selling, general and administrative	$43,660	11.2%	$39,257	(3.9)%	$40,860
Percentage of revenue	55.9%		47.1%		57.3%

Years ended December 31, 2004 and 2003. The increase in selling, general and administrative expenses in 2004 compared to 2003 is primarily attributable to the following: 1) costs incurred in 2004 related to compliance with the Sarbanes-Oxley Act of 2002, as well as, increased accountant fees relating to the audit of our financial statements and the restatement of footnote disclosures in our quarterly financial statements for 2003; 2) legal expenses incurred in 2004 related to a potential acquisition that we abandoned; 3) a full year of selling and marketing expenses related to our Workflow product line that we acquired in September 2003; 4) increased state sales and excise taxes; and 5) increased selling commissions due to the increase in revenue from the RightFax and Workflow product lines. In addition, a portion of the increase in 2004 is attributable to the addition of selling, general and administrative expenses for IMR which we acquired in late October 2004. Offsetting the increase in selling, general and administrative expenses in 2004 was a decrease in bad debt expenses compared to 2003. The CallXpress product line, which we divested in September 2003, experienced a higher rate of bad debts then the RightFax product line. During 2004, incremental compliance spending included several additions to our finance and legal departments and significant expenses for temporary labor and professional fees associated with compliance with the Sarbanes-Oxley Act of 2002. Total external costs, third-party consultants and outside audit services for our Sarbanes-Oxley project in 2004 were $1.4 million.

We expect selling, general and administrative expenses in 2005 to increase resulting from twelve months of selling, general and administrative expenses related to IMR in 2005 as compared to two months in 2004. In 2005, we expect to incur expenses similar to 2004 associated with our compliance with the Sarbanes-Oxley Act.

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

Amortization of Intangible Assets

Amortization of intangible assets is a result of the acquisitions of IMR, Teamplate and Infinite Technologies, in addition to amortization expense associated with two nonexclusive license agreements with Syntellect and AudioFax. Amortization expense for acquired core technology and license agreements is recorded in cost of revenue and was $992,000, $377,000 and $260,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Amortization expense recorded in operating expenses related to the acquisitions was $683,000, $275,000 and $942,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Based on the current amount of intangible assets subject to amortization, we estimate amortization expense for the next five years will be as follows: $3.7 million for 2005, $3.2 million in 2006, $2.3 million in 2007, $1.9 million in 2008, $1.7 million in 2009 and $602,000 in 2010. See additional discussion of amortization expense in Patent Settlement with AudioFax, discussed below.

Impairment of Intangible Assets

On January 1, 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 prescribes one accounting model for long-lived assets and requires these assets to be measured at the lower of book value or fair value. In connection with our decision to incorporate the mobility technology associated with our Infinite product line directly into our business information delivery products, effective January 2005, we deemed that the intangible asset related to the “Infinite Technology” trade name was impaired and we recorded an impairment charge of approximately $488,000 in the fourth quarter of 2004.

In the second quarter of 2002, we engaged a valuation firm to provide an estimated fair value of each of our intangible long-lived assets using a discounted cash flow model. The determination of fair value is a critical and complex consideration that involves significant assumptions and estimates. These assumptions and estimates were based on our best judgments. As a result, we determined that certain intangible assets acquired from Infinite Technologies in January 2001 were impaired. Accordingly, we recorded an impairment charge of $5.5 million for the mobile delivery reporting unit in the second quarter of 2002. This impairment charge consisted of a write-down of core technology of approximately $2.4 million, a write-down of customer base and marketing channel of approximately $2.2 million and a write-down of trade name of approximately $849,000. In 2002, we merged the mobile delivery reporting unit with our fax and messaging reporting unit.

Restructuring Charges

In September 2003, in conjunction with the sale of our CallXpress product line, we recorded a restructuring charge of approximately $423,000 for severance and related benefits for terminated employees. All costs associated with this restructuring were paid as of December 31, 2003.

In January 2002, we announced a reduction of our workforce, affecting approximately 90 employees, or 18.0% of our total workforce. This reduction in force resulted in the recognition of a restructuring charge recorded in continuing operations of $2.0 million related to severance, impairment of certain assets and non-cancelable lease obligations and a restructuring charge recorded in discontinued operations of $100,000 related to severance. All costs associated with this reduction in force were paid as of December 31, 2002.

Stock Based Compensation Expense (Benefit)

During the second quarter of 2001, we offered a limited non-compulsory exchange of employee stock options on a less than one-for-one basis. The exchange (which closed on July 10, 2001) resulted in the voluntary cancellation of employee stock options to purchase 3,135,720 shares of our common stock with varying exercise prices greater than $10.00 per share in exchange for 1,286,790 employee stock options with an exercise price of $2.11. The option exchange offer resulted in variable accounting treatment for a total of 1,993,250 options, representing the 1,286,790 new options granted in the exchange as well as all employee options modified during the year. Variable accounting treatment results in charges or credits recorded to stock based compensation, depending on fluctuations in quoted prices for our common stock and the number of stock options subject to variable accounting, neither of which can be predicted. At December 31, 2004, 2003 and 2002, the number of options to purchase common stock subject to variable accounting, were 181,366, 266,342 and 1,370,779, respectively. In 2004, we recognized a benefit for variable stock compensation of $29,000. In 2003, we recorded a charge for variable stock compensation of $3.1 million consisting of a charge recorded in continuing operations of $2.3 million and a charge recorded in discontinued operations of $863,000. In 2002, we recorded a benefit for variable stock based compensation expense of $1.2 million, consisting of a benefit recorded in continuing operations of $938,000 and a benefit recorded in discontinued operations of $213,000.

We expect to record stock compensation charges or benefits in the first two quarters of 2005 for the options outstanding subject to variable accounting. The amount of these charges or benefits will depend on our stock price and the number of stock options subject to variable accounting that are outstanding during each quarter, neither of which can be predicted. These charges or benefits could have a material impact on our reported financial results in a particular quarter or for the year. When we adopt SFAS No. 123(R) in the third quarter of 2005, stock compensation charges or benefits will be calculated in accordance with the new standard and charges or benefits related to options subject to variable accounting will cease. We are currently evaluating option valuation methodologies and assumptions in light of this new statement and as such, estimates of the effect of this statement cannot be reasonably determined at this time, however, we expect the adoption of SFAS No. 123(R) to have a material adverse effect on our results of operations. See New Accounting Pronouncements below.

Gain on Sale of the CallXpress Product Line

In September of 2003, we sold our CallXpress product line. We recognized a gain on the sale of CallXpress of approximately $2.2 million before income taxes in the year ended December 31, 2003. See Note 5 in Notes to Consolidated Financial Statements.

Patent Settlement with AudioFax

In April of 2002, we entered into a nonexclusive license agreement with AudioFax IP LLC, settling a patent infringement suit filed by AudioFax on November 30, 2001. We paid a one-time fee to license the technology until the patents expire in 2008 and 2011. In the first quarter of 2002, we recorded a charge of $875,000, reflecting our assessment of the fair value of the portion of the license fee that related to prior years. The balance of the license fee has been capitalized and is amortized over the remaining life of the licensor’s patents. Amortization expense related to this license was $90,000, $90,000 and $67,000 for the years ended December 31, 2004, 2003 and 2002, respectively, and was recorded in cost of revenue.

Other Income, Net

Other income, net, consists primarily of investment income and foreign currency transaction gains and losses. For the years ended December 31, 2004, 2003 and 2002, other income was $947,000, $1.7 million and $2.2 million, respectively. The decline in other income is primarily a result of a decrease in interest income due to a decrease in our invested cash balances. Our invested cash balances have significantly decreased due to cash used to acquire IMR in October 2004, the acquisition of Teamplate in September 2003 and cash used to repurchase of our common stock in 2004 and 2003, partially offset by cash received from the sale in 2003 of our MediaTel assets and CallXpress product line, as well as from exercises of stock options in 2004 and 2003. Assuming interest rates remain at recent levels, we expect interest income to further decline in 2005 due to the reduction in our investment balances late in 2004 with the acquisition of IMR.

Income Tax Expense (Benefit)

We are subject to income taxes in both the United States of America and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish accruals for tax-related uncertainties based on estimates of whether, and to the extent which, additional taxes and interest will be due. These accruals are established when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and may not be sustained on review by tax authorities. We adjust these accruals in light of changing facts and circumstances, such as the closing of a tax audit or the expiration of statutes of limitations. The provision for income taxes includes the impact of potential tax claims and changes to accruals that we consider appropriate, as well as the related penalties and interest.

Our effective tax rates differ from the statutory rate primarily due to acquisition-related costs, research and development tax credits, state taxes, the tax impact of foreign operations, tax exempt interest income and accruals for certain tax exposures discussed above. The effective income tax rates on income and losses from continuing operations in 2004, 2003 and 2002 were 83.1%, 37.2% and 45.5%, respectively. In 2004, we recorded an income tax benefit of $2.7 million which included the reversal of tax accruals of approximately $1.4 million primarily associated with the expiration of certain statutes of limitations on tax years prior to 2000. Excluding the impact of this benefit, our effective tax rate for 2004 was approximately 39.0%. We recognized income tax expense of $3.7 million on income from continuing operations in 2003 and an income tax benefit of $6.0 million on loss from continuing operations in 2002. We anticipate the effective tax rate for 2005 to be in the range of 30% to 35%. See Note 17 in Notes to Consolidated Financial Statements.

Discontinued Operations

In September of 2003, we completed the sale of the assets of MediaTel. As such, MediaTel’s results of operations have been reclassified as discontinued operations for the years 2004, 2003 and 2002. During 2004, we recorded a net gain of $647,000 which included additional proceeds of $232,000, net of income taxes; a Federal income tax refund of $483,000 including associated interest income less professional fees, both net of income taxes; and legal fees incurred in defense of various legal proceedings of $68,000, net of expected insurance reimbursements, both net of income taxes. In 2003, we recognized a gain of approximately $5.8 million, net of income taxes of $3.8 million.

Cumulative Effect of Change in Accounting Principle

In January 2002, in accordance with the adoption of SFAS No. 142, we engaged a valuation firm to assist us in assessing the fair value of goodwill recorded on our books as of January 1, 2002. The valuation process provided a fair value of goodwill using a discounted cash flow model that also considered factors such as market capitalization and estimated values of certain assets. The determination of fair value is a critical and complex consideration when assessing impairment under SFAS No. 142 that involves significant assumptions and estimates. These assumptions and estimates were based on our best judgments, and we recorded a transitional impairment charge in the first quarter of 2002 for a portion of the goodwill in our mobile business solutions reporting unit. This transitional impairment charge was approximately $2.7 million, and the effect of adopting SFAS No. 142 is reported as a cumulative effect of change in accounting principle for the year ended December 31, 2002.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, short-term investments available-for-sale and long-term investments available-for-sale. Our portfolio consists primarily of money market funds, adjustable rate mortgage-backed securities, municipal and U.S. government agency-backed securities. At December 31, 2004, cash and cash equivalents and investment balances totaled $57.3 million, down $38.3 million from December 31, 2003. The cash and investments decrease in 2004 was due primarily to the purchase of IMR for $26.4 million, the repurchase of our common stock for $13.5 million, the redemption of common stock issued in connection with the purchase of Teamplate for $3.0 million and capital purchases of $3.8 million. This decrease in cash was partially offset by net cash flow provided by operations of $7.0 million, proceeds of $1.0 million from the exercise of employee stock options and proceeds from the sale of MediaTel assets of $164,000, net of legal fees of $68,000 and income taxes, and an income tax refund of $483,000 related to the MediaTel business.

Cash flow provided by operations during 2004 was $7.0 million compared to $13.4 million provided during 2003. In 2003, cash flow from operations included a $12.0 million cash receipt from Cisco due to the acceleration of an OEM agreement. Excluding the Cisco transaction in 2003, cash flow from operations in 2004 increased $5.6 million over 2003. This increase was primarily attributable to an increase in deferred revenue, a decrease in inventory and a decrease of prepaid expenses, partially offset by an increase in accounts receivable and the payment of income taxes. The increase in deferred revenue was primarily attributable to increased sales of maintenance contracts in 2004.

Cash used in investing activities during 2004 was $26.0 million, consisting primarily of the purchase of IMR, purchases of marketable investments and capital equipment, partially offset by proceeds from maturities and sales of marketable investments. Net cash provided by investing activities for the year ended December 31, 2003 was $3.4 million and consisted of proceeds from maturities and sales of marketable investments and proceeds from the sales of our MediaTel assets and CallXpress product line, partially offset by purchases of marketable investments, the acquisition of Teamplate and certain capital equipment.

Cash used in financing activities during 2004 was $15.4 million. We used $13.5 million to repurchase 2.6 million shares of our common stock and we used $3.0 million to redeem 571,261 shares of our common stock issued in the acquisition of Teamplate. In 2004, we received $1.0 million of proceeds from the exercise of employee stock options. Cash provided by financing activities during 2003 was $3.0 million and consisted primarily of $6.1 million of proceeds from the exercise of employee stock options, partially offset by the repurchase of $3.1 million of our common stock.

We believe existing cash and short-term investments together with funds generated from operations will be sufficient to meet our anticipated working capital needs and capital expenditure needs for the next twelve months and the foreseeable future.

Stock Repurchase Plan

Pursuant to a stock repurchase plan approved by our Board of Directors, we repurchased $13.5 million, $3.1 million and $3.4 million of our common stock in 2004, 2003 and 2002, respectively. In January 2005, our Board of Directors approved an $11.0 million increase to our previously announced stock repurchase program. Including the increase, approximately $15.0 million remains available to repurchase shares. We may repurchase shares in the future subject to open trading windows, overall market conditions, stock prices and our cash position and requirements going forward. The repurchase program will continue until the earlier of (a) such time when the maximum dollar amount authorized has been utilized or (b) our Board of Directors elects to discontinue the repurchase program.

Contractual Obligations and Commercial Commitments

We have operating leases for all of our offices and certain equipment. Rental expense for operating leases was $2.7 million, $2.3 million and $3.1 million in 2004, 2003 and 2002, respectively. Certain of our lease agreements provide for scheduled rent increases over the lease term. Minimum rental expenses are recognized on a straight-line basis over the term of the lease.

The following table summarizes our contractual obligations and estimated commercial commitments as of December 31, 2004 and the effect such obligations are expected to have on liquidity in future periods:

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases, net of sublease income	$6,275	$2,073	$3,830	$369	$3
Purchase obligations:
Teamplate incentive program[1]	2,000	1,000	1,000	—	—
Long-term commitments[2]	767	493	274	—	—
Purchase commitments[3]	2,865	1,005	1,860	—	—

Total contractual obligations and estimated commercial commitments	$11,907	$4,571	$6,964	$369	$3

Notes:

1.	As part of the effort to retain the management team of Teamplate, we offered an incentive plan that allows the Teamplate management team to earn a minimum of $2.8 million up to a maximum of $8.3 million over the thirteen quarter period following the closing, subject to their continued employment and our success in achieving certain performance targets.
2.	Long-term commitments represent a commitment made to purchase software maintenance and support.
3.	Purchase commitments include minimum commitments to purchase telecommunication services.

We have a $1.0 million cash secured revolving line of credit which is reserved for letters of credit. As of December 31, 2004, we have used the letter of credit capacity in conjunction with our corporate headquarters lease. We have placed $1.0 million in a restricted certificate of deposit with the bank that supports the letter of credit. Prior to August 2004, we had a $4.0 million unsecured revolving line of credit, of which $2.0 million was for unsecured borrowings and $2.0 million was reserved for letters of credit. We did not borrow under our line of credit during the year ended December 31, 2004. The line of credit expired in August 2004, and we renewed $1.0 million of the line to be used to secure the corporate headquarters lease as discussed above.

Material Indemnification Obligations

Pursuant to the terms of the sale of our MediaTel assets to PTEK and the sale of our CallXpress product line to AVST in September 2003, we have agreed to indemnify these two parties against various representations and warranties we made in connection with these transactions. At December 31, 2004, no claims for indemnification were outstanding from PTEK or AVST; however, there can be no assurance that indemnification claims will not be made in the future. Any such claims could have a material adverse effect on our results of operations, cash flows and financial condition.

Material Intellectual Property Contingencies

We periodically receive letters and other communications from third parties asserting patent rights and requesting royalty payments and will probably receive additional claims in the future. Over the past six years, we have been involved in intermittent communications with Avaya, which was spun off from Lucent Technologies in 2001. Over this period of time, Lucent/Avaya asserted that we were infringing on their patents or technology, eventually identifying 10 patents as including claims that allegedly cover our current or former products and/or services. Several communications and meetings between us and Lucent/Avaya have occurred. We have also been in communication with BellSouth since December of 2001, at which time BellSouth asserted that we were infringing on two of its patents. Analysis of both patents in light of our current and former products/services is still underway. The last communication with representatives of BellSouth was on June 19, 2003. The ultimate outcome of these matters cannot presently be determined. As such, we have not recorded an accrual for these exposures. The ultimate resolution of these matters, however, could have a material adverse effect on our results of operations, cash flows and financial condition.

Material Legal Contingencies

As discussed in detail under Item 3 (Legal Proceedings) in this Annual Report on Form 10-K, we have been named as third-party defendants in three lawsuits alleging violations of the Telephone Consumer Protection Act in connection with the receipt by the plaintiffs of facsimile advertisements that were transmitted by MediaTel Corporation, our wholly owned subsidiary, before its business was sold in September 2003. The complaints seek injunctive relief and unspecified damages and two of the lawsuits seek certification as a class action on behalf of the plaintiff and others similarly situated throughout the United States that received the facsimile advertisements. Under the Telephone Consumer Protection Act, a court can impose liability of $500 per fax on a party that sends a fax without the consent of the recipient and can increase the liability to $1,500 per fax if the sending of the fax is willful.

We are vigorously defending these cases, but litigation is subject to numerous uncertainties and we are unable to predict the ultimate outcome of any of these matters. Moreover, the amount of any potential liability in connection with these cases will depend, to a large extent, on whether a class is certified, and if one is certified, on what the scope of that class will be, neither of which can be predicted at this time. We have tendered these claims to our general liability insurance carrier and coverage has been disputed. Even if coverage is determined to apply, since the potential liability of these claims is substantially in excess of our coverage limits, there can be no assurance that our coverage will be sufficient to satisfy any damages we are required to pay. We have not recorded a liability related to these cases. However, there is no guarantee that we will not determine in the future that an accrual is required or that we will not be required to pay damages in respect of these cases in the future, either of which could materially and adversely affect our results of operations, cash flows and financial condition for the quarter or year in which any accrual is recorded or any damages are paid.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payments, that requires companies to expense the value of employee stock options and other forms of share-based compensation. This statement eliminates the ability to account for share-based compensation transactions using APB No. 25, and requires instead that such transactions be accounted for using a fair-value based method. Under SFAS No. 123(R), share-based compensation arrangements, including stock options and employee stock purchase plans, will result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. This cost, including the related income tax effects, will be recognized as the shares vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. The fair value of the awards can be determined using an option-pricing model that appropriately reflects our specific circumstances and the economics of our transactions. SFAS No. 123(R) is effective for public companies for periods beginning after June 15, 2005. We are currently evaluating option valuation methodologies and assumptions in light of this new statement. As such, at this time, we have not estimated the effect of this statement on our results of operations. However, we expect the adoption of SFAS No. 123(R) to have a material adverse effect on our results of operations.

In December 2004, the FASB issued FASB Staff Position (“FSP FAS”) No. 109-b, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act (“AJCA”) of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS No. 109-b provides accounting and disclosure guidance for the repatriation provision. We do not anticipate repatriating earnings from our foreign entities in the foreseeable future and therefore no provision for the tax effect of such repatriation has been made.

Also included in the AJCA is a provision for a tax deduction on qualified production activities. We believe that we may benefit from this provision but since this special deduction does not come into effect until 2005, we do not have the necessary information to estimate the amount of this deduction at this time.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

In March 2004, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. EITF No. 03-1 establishes additional disclosure requirements for each category of SFAS No. 115 investments in a loss position and provides guidance for assessing impairment losses on investments. Effective for years ending after December 15, 2003, companies must disclose the aggregate amount of unrealized losses and the aggregate related fair value of their investments with unrealized losses. Those investments are required to be segregated by those in a loss position for less than twelve months and those in a loss position for greater than 12 months. Additionally, certain qualitative disclosures are required to clarify a circumstance whereby an investment’s fair value that is below cost is not considered other than temporary. In September 2004, the FASB delayed the provisions of EITF No. 03-1 which provide guidance on evaluating whether an impairment is other than temporary. The disclosure requirements remain effective for annual financial statements. Although we will continue to evaluate the application of EITF No. 03-1, management does not currently believe adoption will have a material impact on our results of operations or financial condition.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our company is exposed to market risk, changes in interest rates and foreign currency exchange rates, each of which could adversely affect the value of the our investments. We do not currently use derivative financial instruments to hedge this risk.

Interest rate risk

We maintain an investment portfolio consisting primarily of investment grade interest bearing securities. These securities are classified as “available-for-sale” securities. The interest bearing securities in our portfolio are subject to interest rate risk and will fall in value if market interest rates increase. Conversely, declines in interest rates could have a material impact on interest earnings of our investment portfolio. If market interest rates were to increase immediately and uniformly by 100 basis points from levels at December 31, 2004, the decline in the fair value of the portfolio would be approximately $360,000. Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results, financial condition or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.

Foreign currency risk

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

In addition, we are exposed to foreign currency translation fluctuations associated with our assets and liabilities denominated in Australian dollars, Canadian dollars, Euros and British pounds sterling. The objective in managing these foreign currency translation exposures is to minimize the risk through minimizing the level of activity and financial instruments denominated in those currencies. Our foreign currency financial instruments primarily consist of cash, trade receivables, trade payables, accrued expenses and intercompany loans.

For an entity with various financial instruments denominated in a foreign currency in a net asset position, a strengthening U.S. dollar would result in less net assets when converted to U.S. dollars. Conversely, for an entity with various financial instruments denominated in a foreign currency in a net liability position, a weakening in the U.S. dollar would result in more net liabilities when converted to U.S. dollars.

Historically, we have not hedged our translation risks on these currencies. We have the ability to hold our foreign-currency denominated assets indefinitely and do not expect that a sudden or significant change in foreign exchange rates would have a material impact on future results of operations or cash flow.

We performed a sensitivity analysis assuming a hypothetical 10.0% adverse movement in foreign exchange rates to the underlying foreign currency exposures described above. The sensitivity analysis indicated that a hypothetical 10.0% adverse movement in foreign currency exchange rates would result in a $260,000 loss in fair values of foreign currency denominated assets and liabilities at December 31, 2004.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Captaris, Inc.

Bellevue, Washington

We have audited the accompanying consolidated balance sheets of Captaris, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Captaris, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

March 31, 2005

CAPTARIS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$7,563	$41,896
Short-term investments, available-for-sale	25,725	28,081
Accounts receivable, less allowances of $1,387 and $1,871	18,205	13,638
Inventories	992	1,973
Prepaid expenses and other	1,687	2,479
Deferred tax assets and income tax receivable	3,161	1,770

Total current assets	57,333	89,837
Long-term investments, available-for-sale	24,051	25,684
Restricted cash	1,000	1,000
Long-term deposits	94	37
Equipment and leasehold improvements, net	7,168	4,605
Intangible and other assets, net	13,442	6,705
Goodwill	32,236	15,541
Deferred tax assets, net	3,022	1,346

Total assets	$138,346	$144,755

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,875	$4,875
Accrued compensation and benefits	4,462	4,403
Other accrued liabilities	1,565	1,393
Income taxes payable	375	2,999
Deferred revenue	15,699	9,653

Total current liabilities	28,976	23,323

Accrued liabilities – noncurrent	386	—
Deferred revenue – noncurrent	2,743	604

Total liabilities	32,105	23,927

Commitments and contingencies (Notes 15 and 19)
Redeemable common stock (Note 11)	—	3,000
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 2,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 120,000 shares authorized; 29,452 and 32,358 issued and outstanding, respectively	295	318
Additional paid-in capital	55,410	67,453
Retained earnings	49,788	49,681
Accumulated other comprehensive income	748	376

Total shareholders’ equity	106,241	117,828

Total liabilities and shareholders’ equity	$138,346	$144,755

See the accompanying notes to these consolidated financial statements.

CAPTARIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Net revenue	$78,036	$83,286	$71,256
Cost of revenue	27,085	25,494	27,080

Gross profit	50,951	57,792	44,176
Operating expenses:
Research and development	10,299	9,496	10,376
Selling, general and administrative	43,660	39,257	40,860
Amortization of intangible assets (Note 9)	683	275	942
Impairment of intangible assets (Note 9)	488	—	5,529
Restructuring charges (Note 16)	—	423	2,034
Stock based compensation expense (benefit) (Note 1)	(29)	2,269	(938)
Gain on sale of discontinued product line CallXpress (Note 5)	—	(2,169)	—
Patent settlement with AudioFAX (Note 9)	—	—	875

Total operating expenses	55,101	49,551	59,678

Operating income (loss)	(4,150)	8,241	(15,502)

Other income (expense):
Interest, net	1,278	1,459	2,422
Other, net	(331)	198	(200)

Other income	947	1,657	2,222

Income (loss) from continuing operations before income tax expense (benefit)	(3,203)	9,898	(13,280)
Income tax expense (benefit)	(2,663)	3,680	(6,036)

Income (loss) from continuing operations	(540)	6,218	(7,244)

Discontinued operations (Note 4):
Income from operations of MediaTel, net of income taxes of $309 and $1,659, respectively	—	472	2,535
Gain on sale of MediaTel assets, net of income tax benefit of $500 and tax expense of $3,823, respectively	647	5,843	—

Income from discontinued operations	647	6,315	2,535
Cumulative effect of change in accounting principle (Note 8)	—	—	(2,695)

Net income (loss)	$107	$12,533	$(7,404)

Basic net income (loss) per common share:
Income (loss) from continuing operations	$(0.02)	$0.20	$(0.23)
Income from discontinued operations	0.02	0.21	0.08
Cumulative effect of change in accounting principle (Note 8)	—	—	(0.08)

Basic net income (loss) per share	$0.00	$0.41	$(0.23)

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$(0.02)	$0.20	$(0.23)
Income from discontinued operations	0.02	0.20	0.08
Cumulative effect of change in accounting principle	—	—	(0.08)

Diluted net income (loss) per share	$0.00	$0.40	$(0.23)

Weighted average shares used in computation of:
Basic net income (loss) per share	31,346	30,849	31,780
Diluted net income (loss) per share	31,346	31,543	31,780

See the accompanying notes to these consolidated financial statements.

CAPTARIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$107	$12,533	$(7,404)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,662	3,545	3,916
Amortization	1,675	652	1,202
Stock based compensation expense (benefit)	(29)	3,132	(1,151)
Stock issued for consulting services	—	6	—
Gain on sale of discontinued product line CallXpress	—	(2,169)	—
Gain on sale of discontinued operations MediaTel assets, net of income taxes	(647)	(5,843)	—
Loss on disposition of equipment	—	133	396
Impairment of intangibles	488	—	5,529
Cumulative effect of change in accounting principle	—	—	2,695
Bad debt expense	183	1,134	373
Changes in assets and liabilities, net of effects from purchase of businesses and sale of CallXpress and MediaTel:
Accounts receivable, net	(3,318)	(183)	(3,420)
Inventories	979	408	1,132
Prepaid expenses and other assets	1,040	(1,336)	(66)
Deferred tax assets, net	(1,106)	(391)	1,488
Accounts payable	1,410	(2,676)	2,061
Accrued compensation and benefits	(683)	575	(2,333)
Other accrued liabilities	(223)	(1,657)	495
Income taxes payable	(2,500)	2,999	—
Deferred revenue	7,007	2,544	647

Net cash provided by operating activities	7,045	13,406	5,560

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(3,835)	(3,092)	(4,307)
Purchases of investments	(68,752)	(63,155)	(38,679)
Purchases of businesses, net of cash acquired	(26,438)	(8,070)	(456)
Proceeds from sale of discontinued product line CallXpress	—	2,500	—
Proceeds from sale of discontinued operations MediaTel	647	14,852	—
Proceeds from sale of and maturities of investments	72,414	60,340	45,391

Net cash (used in) provided by investing activities	(25,964)	3,375	1,949

Cash flows from financing activities:
Proceeds from exercise of common stock options	1,022	6,127	653
Repurchase of common stock	(13,477)	(3,095)	(3,439)
Repurchase of redeemable stock	(2,982)
Settlement of note payable	—	—	(1,456)
Cash collateralized for letter of credit	—	—	(1,000)

Net cash (used in) provided by financing activities	(15,437)	3,032	(5,242)

Net increase (decrease) in cash	(34,356)	19,813	2,267
Effect of exchange rate changes on cash	23	112	50
Cash and cash equivalents at beginning of period	41,896	21,971	19,654

Cash and cash equivalents at end of period	$7,563	$41,896	$21,971

Supplemental disclosures:
Cash paid during the period for income taxes	$3,192	$1,593	$54

See the accompanying notes to these consolidated financial statements.

CAPTARIS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity	Total Comprehensive Income (Loss)
Balance at January 1, 2002	31,746,067	$317	$65,943	$304	$44,552	$111,116
Exercise of stock options	197,797	2	651	—	—	653
Repurchase of common stock	(1,725,909)	(17)	(3,422)	—	—	(3,439)
Infinite settlement	—	—	(1,482)	—	—	(1,482)
Stock compensation benefit	—	—	(1,151)	—	—	(1,151)
Unrealized loss on investments, net of income tax benefit of $105	—	—	—	(196)	—	(196)	$(196)
Foreign currency translation adjustment	—	—	—	204	—	204	204
Net loss	—	—	—	—	(7,404)	(7,404)	(7,404)

Balance at December 31, 2002	30,217,955	302	60,539	312	37,148	98,301	$(7,396)

Exercise of stock options	2,121,158	21	6,106	—	—	6,127
Repurchase of common stock	(542,797)	(5)	(3,090)	—	—	(3,095)
Cancellation of common stock	(13,368)	—	—	—	—	—
Redeemable stock issued to acquire Teamplate, Inc. (See Note 11)	574,727		40		—	40
Stock based compensation expense	—	—	3,132	—	—	3,132
Stock issued for consulting services	—	—	6	—	—	6
Stock option income tax benefit	—	—	720	—	—	720
Unrealized loss on investments, net of income tax benefit of $94	—	—	—	(167)	—	(167)	$(167)
Foreign currency translation adjustment	—	—	—	231	—	231	231
Net income	—	—	—	—	12,533	12,533	12,533

Balance at December 31, 2003	32,357,675	318	67,453	376	49,681	117,828	$12,597

Exercise of stock options	314,670	3	1,019	—	—	1,022
Repurchase of common stock	(2,649,098)	(26)	(13,451)	—	—	(13,477)
Cancellation of common stock	(13)	—	—	—	—	—
Repurchase of redeemable shares	(571,261)		—		—	—
Conversion of redeemable stock to common shares	—	—	18	—	—	18
Stock compensation benefit	—	—	(29)	—	—	(29)
Stock option income tax benefit	—	—	400	—	—	400
Unrealized loss on investments, net of income tax benefit of $124	—	—	—	(202)	—	(202)	(202)
Foreign currency translation adjustment	—	—	—	574	—	574	574
Net income	—	—	—	—	107	107	107

Balance at December 31, 2004	29,451,973	$295	$55,410	$748	$49,788	$106,241	$479

See the accompanying notes to these consolidated financial statements.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2004, 2003 and 2002

1. Description of the Business and Summary of Significant Accounting Policies

The Business

Captaris, Inc. provides business information delivery solutions which enable our customers to capture, process, deliver, manage and archive data and documents. Our products address the fax server market, which is divided into network fax and production fax, e-document delivery and related business process automation, workflow and archiving and records management markets. We distribute our products globally primarily through independent distributors and value-added resellers. Captaris was incorporated in the State of Washington in 1982. We also provide strategic and architectural technology consulting, custom development, integration of third party technologies and other services.

Accounting Principles

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the accounts of Captaris, Inc. and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of our consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and commitments at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. When the carrying values of assets and liabilities and commitments and contingencies are not readily apparent from other sources, we use estimates. Typically, estimates are used in accounting for the valuation of goodwill and other intangible assets, useful lives of intangible assets, equipment and leasehold improvements, inventory valuation allowances, revenue recognition and the estimated allowances for sales returns and doubtful accounts. Actual results may differ significantly from these estimates. To the extent that there are material differences between these estimates and actual results, our presentation of our financial condition or results of operations may be affected.

Reclassifications

As described in Note 4, on September 1, 2003, we sold the assets of MediaTel Corporation (“MediaTel”), our wholly owned subsidiary which operated the MediaLinq business. As such, in accordance with generally accepted accounting principles, results of operations have been reclassified to reflect MediaTel’s operating results, net of income taxes, as discontinued operations.

Business Combinations

We include the results of operations of acquired businesses from the date of acquisition. Net assets acquired are recorded at their fair value at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired is included in goodwill in the accompanying consolidated balance sheets. In certain circumstances, we have pushed down the goodwill to the acquiring foreign subsidiary resulting in foreign currency exchange differences upon consolidation.

Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Cash

Restricted cash consists of cash collateralized for a letter of credit that serves as collateral pursuant to a lease agreement.

Investments

We classify our short-term and long-term investments as “available-for-sale.” Our investments are comprised of government agency issues, mortgage-backed securities, corporate debt securities, municipal securities and certificates of deposit and are recorded at fair market value. We determine the fair value of our investments based on quoted market prices. Investments with expected maturities of one year or less are classified as short-term. We recognize realized gains and losses upon sale of investments using the specific identification method. We believe that the expected lives of the mortgage-backed securities investments are much shorter than the stated maturities due to mortgage refinances and sales of homes. Accordingly, we have estimated the portion of the mortgages likely to be prepaid within one year based on historical prepayment data, current interest rates and other economic factors, and classified these investments as short-term. Unrealized gains and losses, net of any income tax effect, are recorded as a component of other comprehensive income. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income over the term of the investment. See Note 6.

We recognize an impairment charge related to unrealized losses when an investment’s decline in fair value is below the cost basis and is judged to be other than temporary. In making this judgment, we evaluate, among other factors, the duration and extent to which the fair value of an investment is less than its cost; the financial condition and near-term business outlook for the investee and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Concentration of Credit Risk

We extend credit to customers and are therefore subject to credit risk. We perform initial and ongoing credit evaluations of our customers’ financial condition and do not require collateral on accounts receivable. Estimates are used in determining the allowance for doubtful accounts and are based on our historical bad debt experience, the aging of customer accounts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment patterns. Historically, reserves for credit losses have been within our expectations.

A significant portion of our revenues are derived from sales in the United States. For the years ended December 31, 2004, 2003 and 2002, sales in the United States accounted for 74.9%, 77.5% and 75.8%, respectively, of net revenue. See Note 18 “Geographic Revenue, Long-Lived Assets and Significant Customers” for a breakdown of revenue by geographic region.

Inventories

Inventories consist primarily of fax boards, which we resell, and are stated at the lower of cost or market (as determined by the first-in, first out method). Due to rapid changes in technology, it is possible that older products in inventories may become obsolete or we may sell these products below cost. When we determine that the carrying value of inventory is not recoverable, we write down inventories to market value.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are recorded at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets, ranging from three to seven years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the lease.

Intangible and Long-lived Assets

Intangible assets, other than goodwill, are amortized using the straight-line method over their estimated period of benefit, ranging from one to twelve years. All of our intangible assets are subject to amortization. We periodically evaluate the recoverability of intangible assets and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we perform tests for goodwill impairment on an annual basis and on an interim basis in certain circumstances. If impairment exists, goodwill is written down to its fair value.

Fair Value of Financial Instruments

For certain financial instruments, including accounts receivable, accounts payable and accrued liabilities, recorded amounts approximate fair value due to the short maturities of these instruments. Short-term and long-term investments are recorded at fair value as the underlying securities are classified as available-for-sale and marked to market at each reporting period. The change in market value is recorded in other comprehensive income.

Foreign Currency

The financial statements of our wholly owned foreign subsidiaries have been translated to U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. Accordingly, all assets and liabilities of the subsidiaries are translated at year-end exchange rates and all revenue and expenses are translated at the average exchange rate for the period presented. Translation gains and losses are reported as other comprehensive income (loss) as a separate component of shareholders’ equity. In addition, we made a U.S. dollar denominated, long-term loan to one of our subsidiaries which is not intended to be repaid in the foreseeable future. The translation gains and losses recognized by the foreign subsidiary related to this loan are also recorded in other comprehensive income (loss) in the consolidated financial statements.

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. Gains and losses on those foreign currency transactions are included in other income (expense) for the period of exchange. Foreign currency transaction gains were $13,000 in 2004 and $461,000 in 2003 and foreign currency transaction losses were $58,000 in 2002.

Segment Reporting

Historically, we classified our business into two major segments: software products and e-document services. In September 2003, we sold our e-document services operating segment (see Note 4). As a result of the sale, we now operate in only one operating segment.

Stock-Based Compensation

During the second quarter of 2001, we offered a limited non-compulsory exchange of employee stock options on a less than one-for-one basis. The exchange (which closed on July 10, 2001) resulted in the voluntary cancellation of employee stock options to purchase 3,135,720 shares of our common stock with varying exercise prices greater than $10.00 per share in exchange for 1,286,790 employee stock options with an exercise price of $2.11. The option exchange offer resulted in variable accounting treatment for a total of 1,993,250 options, representing the 1,286,790 new options granted in the exchange as well as all employee options modified during the year. Variable accounting treatment will result in charges or credits recorded to stock based compensation, depending on fluctuations in quoted prices for our common stock and the number of stock options subject to variable accounting, neither of which can be predicted. At December 31, 2004, 2003 and 2002, we had 181,366, 266,342 and 1,370,779 options, respectively, to purchase common stock subject to variable accounting. In 2004, the total benefit to continuing operations for stock compensation was $29,000. In 2003, we recorded a total charge for stock compensation of $3.1 million consisting of a charge to continuing operations of $2.3 million and a charge to discontinued operations of $863,000. In 2002, we recorded a total benefit for stock based compensation expense of $1.2 million, consisting of a benefit to continuing operations of $938,000 and a benefit to discontinued operations of $213,000.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Allocation of this stock based compensation expense (benefit) to the operating categories is as follows:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Cost of revenue	$(3)	$244	$(88)
Research and development	(11)	519	(220)
Selling, general and administrative	(15)	1,506	(630)

Total operating expense (benefit)	(29)	2,269	(938)
Discontinued operations	—	863	(213)

Total stock based compensation expense (benefit)	$(29)	$3,132	$(1,151)

We account for stock options under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost is recognized, if there is no difference between the exercise price and fair market value at the date of grant. Had compensation cost for stock option grants made in 2004, 2003 and 2002 been determined using the fair value method consistent with SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, our net income (loss) and net income (loss) per share would have been as shown in the following pro forma amounts:

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except per share data)
Net income (loss), as reported	$107	$12,533	$(7,404)
Add: Stock-based compensation expense (benefit), as reported, net of income taxes	(18)	1,928	(690)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of income taxes	(2,705)	(1,549)	(3,097)

Pro forma net income (loss)	$(2,616)	$12,912	$(11,191)

Net income (loss) per share:
Basic – as reported	$0.00	$0.41	$(0.23)
Basic – pro forma	$(0.08)	$0.42	$(0.35)
Diluted – as reported	$0.00	$0.40	$(0.23)
Diluted – pro forma	$(0.08)	$0.41	$(0.35)

In calculating the pro forma compensation expense, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2004	2003	2002
Dividend yield	0.0%	0.0%	0.0%
Volatility	47.2%	60.3%	61.4%
Risk-free interest rate	3.22%	2.40%	4.48%
Expected life (in years)	3.0	3.3	5.0

Revenue Recognition

Our revenue recognition policies follow the guidelines of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collection is reasonably assured.

We sell products through resellers, OEMs and other channel partners, as well as directly to end-users. Except for OEM sales described below, we recognize product revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. All software licenses are bundled with 30 days of telephone support. We consider revenue associated with this telephone support to be insignificant, and therefore, we recognize this revenue when the software is shipped and record an estimate for the related cost of the telephone support. Revenue from term software licenses is recognized over the term of the license, generally twelve months. Whenever a software license, hardware, installation and post-contract customer support or “PCS” elements are sold together, we allocate the total arrangement fee among each element based on its respective fair

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

value, which is the price charged when that element is sold separately. The amount of revenue assigned to each element is impacted by our judgment as to whether an arrangement includes multiple elements and, if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. Changes to the elements in an arrangement and our ability to establish VSOE for those elements could affect the timing of revenue recognition for these items. Revenue for PCS is recognized on a straight-line basis over the service contract term, ranging from one to five years. PCS includes rights to unspecified upgrades and updates, when and if available, and bug fixes. Installation revenue is recognized when the product has been installed at the customer’s site and accepted by the customer. Recognition of revenue from software sold with installation services is recognized either when the software is shipped or when the installation services are completed, depending on our agreement with the customer and whether the installation services are integral to the functionality of the software. Revenue from perpetual software licenses is recognized when the software has been shipped, provided that collection for such revenue is deemed probable. For software sold to resellers in which we have granted exchange rights, we defer the revenue until the reseller sells the software through to end-users.

We have entered into agreements with certain OEMs from which we receive royalty payments periodically. Under the terms of the OEM license agreements, each OEM will qualify our software on their hardware and software configurations. Once the software has been qualified, the OEM will begin to ship products and report net sales to us. Most OEMs pay a license fee based on the number of copies of licensed software included in the products sold to their customers. These OEMs pay fees on a per-unit basis, and we record associated revenue when we receive notification of the OEMs’sales of the licensed software to an end-user. The terms of the license agreements generally require the OEMs to notify us of sales of our products within 30 to 45 days after the end of the month or quarter in which the sales occur. As a result, we recognize the revenue in the month or quarter following the sales of the product to these OEMs’customers.

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

Warranty Expense

A warranty reserve is established based on our historical experience and an estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While we believe that our warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what will actually transpire in the future. Historically, warranty expenses have not been material.

Research and Development Costs

Research and development costs are expensed as incurred. We have not capitalized any software development costs, as technological feasibility is not generally established until substantially all development is complete.

Advertising Costs

Advertising costs are charged to sales and marketing expense as incurred. Advertising expenses from continuing operations were $5.1 million, $3.3 million and $3.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. Advertising expenses for discontinued operations were $83,000 and $86,000 for 2003 and 2002, respectively.

Income Taxes

We compute the provision for income taxes using the asset and liability method, under which deferred income taxes are recorded for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. These deferred taxes are measured using tax rates expected to be in effect when the temporary differences reverse. We will establish a valuation allowance to reduce deferred tax assets unless it is more likely than not that we will generate sufficient taxable income to allow for the realization of our deferred net tax asset.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted net income (loss) per common share is computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding during the year and the net additional shares that would have been issued had all dilutive options been exercised less shares that would be repurchased with the proceeds from such exercises. Dilutive options are those that have an exercise price less than the average stock price during the period.

The following table sets forth the computation of basic and diluted income (loss) per common share:

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except per share amounts)
Numerator:
Income (loss) from continuing operations	$(540)	$6,218	$(7,244)
Income from discontinued operations	647	6,315	2,535
Cumulative effect of change in accounting principle	—	—	(2,695)

Net income (loss)	$107	$12,533	(7,404)

Denominator:
Weighted average shares outstanding – basic	31,346	30,849	31,780
Dilutive effect of common shares from stock options	—	694	—

Weighted average shares outstanding – diluted	31,346	31,543	31,780

Basic net income (loss) per share:
Income (loss) from continuing operations	$(0.02)	$0.20	$(0.23)
Income from discontinued operations	0.02	0.21	0.08
Cumulative effect of change in accounting principle	—	—	(0.08)

Basic net income (loss) per share	$0.00	$0.41	$(0.23)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$(0.02)	$0.20	$(0.23)
Income from discontinued operations	0.02	0.20	0.08
Cumulative effect of change in accounting principle	—	—	(0.08)

Diluted net income (loss) per share	$0.00	$0.40	$(0.23)

For the years ended December 31, 2004 and 2002, we excluded 471,162 and 309,120 common stock equivalents, respectively, from the calculation of diluted net income (loss) per share because such securities were antidilutive in those periods due to the net losses from continuing operations. Additionally, employee stock options to purchase 2,772,388, 1,724,232 and 4,126,940 shares in the years ended December 31, 2004, 2003 and 2002, respectively, were outstanding, but were not included in the computation of diluted income (loss) per share because the exercise price of the stock options was greater than the average share price of the common shares and, therefore, the effect would have been antidilutive.

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net income. Our other comprehensive income is comprised of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency and unrealized gains and losses on marketable securities categorized as available-for-sale.

The components of accumulated other comprehensive income was as follows (in thousands):

	December 31,
	2004	2003
Accumulated net unrealized loss on available-for-sale investments	$(181)	$21
Accumulated foreign currency translation	929	355

Total accumulated other comprehensive income	748	376

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payments, that requires companies to expense the value of employee stock options and other forms of share-based compensation. This statement eliminates the ability to account for share-based compensation transactions using APB No. 25, and requires instead that such transactions be accounted for using a fair-value based method. Under SFAS No. 123(R), share-based compensation arrangements, including stock options and employee stock purchase plans, will result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. This cost, including the related income tax effects, will be recognized as the shares vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. The fair value of the awards can be determined using an option-pricing model that appropriately reflects our specific circumstances and the economics of our transactions. SFAS No. 123(R) is effective for public companies for periods beginning after June 15, 2005. We are currently evaluating option valuation methodologies and assumptions in light of this new statement. As such, at this time, we have not estimated the effect of this statement on our results of operations. However, we expect the adoption of SFAS No. 123(R) to have a material adverse effect on our results of operations.

In December 2004, the FASB issued FASB Staff Position (“FSP FAS”) No. 109-b, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act (“AJCA”) of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS No. 109-b provides accounting and disclosure guidance for the repatriation provision. We do not anticipate repatriating earnings from our foreign entities in the foreseeable future and therefore no provision for the tax effect of such repatriation has been made.

Also included in the AJCA is a provision for a tax deduction on qualified production activities. We believe that we may benefit from this provision but since this special deduction does not come into effect until 2005, we do not have the necessary information to estimate the amount of this deduction at this time.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

In March 2004, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. EITF No. 03-1 establishes additional disclosure requirements for each category of SFAS No. 115 investments in a loss position and provides guidance for assessing impairment losses on investments. Effective for years ending after December 15, 2003, companies must disclose the aggregate amount of unrealized losses and the aggregate related fair value of their investments with unrealized losses. Those investments are required to be segregated by those in a loss position for less than twelve months and those in a loss position for greater than 12 months. Additionally, certain qualitative disclosures are required to clarify a circumstance whereby an investment’s fair value that is below cost is not considered other than temporary. In September 2004, the FASB delayed the provisions of EITF No. 03-1 which provide guidance on evaluating whether an impairment is other than temporary. The disclosure requirements remain effective for annual financial statements. Although we will continue to evaluate the application of EITF No. 03-1, management does not currently believe adoption will have a material impact on our results of operations or financial position.

3. Businesses Acquired

On October 28, 2004, we acquired Information Management Research, Inc. (“IMR”), an Englewood, Colorado company. IMR’s Alchemy product line, which helps organizations capture, archive and retrieve business information enables us to provide complete solutions for business information delivery to our worldwide enterprise customers. Under the terms of the acquisition agreement, we acquired IMR for a total of $31.9 million. We paid $26.4 million in cash, including transaction costs of approximately $1.2 million and assumed liabilities of $5.6 million, net of cash acquired of $142,000. The assumed liabilities include $3.1 million of deferred tax liabilities related to purchased intangibles not deductible for tax purposes, deferred revenue of $1.2 million and accounts payable and other accrued liabilities of $1.3 million. The acquisition of IMR has been accounted for as a purchase. On the acquisition date, $5.0 million of the purchase price was deposited in a third-party escrow account for two years as security for certain post-closing obligations of the IMR shareholders, including indemnification obligations. In connection with the acquisition we adopted a plan to consolidate all IMR finance and administrative functions to our Bellevue headquarters. As such, as part of the purchase price allocation, we recorded a liability of $116,000 for severance expenses related to the involuntary termination of fourteen employees.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In accordance with SFAS No. 141, Business Combinations, all identifiable assets and liabilities were assigned a portion of the cost of the acquisition based on their respective fair values. We engaged a valuation firm to provide an estimated fair value for all identifiable intangible assets including technology, trade name, distributor relationships and non-compete agreements, using a discounted cash flow model. The determination of fair value is a critical and complex consideration that involves significant assumptions and estimates. These assumptions and estimates were based on our best judgments and resulted in the allocation of purchase price for this acquisition as detailed below. The excess of the purchase price over the fair value of the assets acquired was allocated to goodwill. Our results of operations include IMR’s results of operations for the period from October 28, 2004 to December 31, 2004.

IMR Purchase Price Allocation:

(in thousands)
Acquired technology	$5,600
Trade name	100
Distributor relationships	2,800
Non-compete agreements	400

Total identified amortizable intangible assets	8,900
Goodwill	15,987
Other assets acquired	7,061

Total purchase price	$31,948

All identified amortizable intangible assets will be amortized on a straight-line basis over their estimated useful lives, ranging from one to five years. The weighted-average useful life of these assets is approximately 4.0 years. We will recognize amortization expense for these intangible assets of approximately $2.7 million in 2005, $2.2 million in 2006, $1.5 million in 2007, $1.1 million in 2008 and $933,000 in 2009. All of the $16.0 million allocated to goodwill was assigned to the fax and messaging reporting unit and is not deductible for tax purposes. Other assets acquired include $4.7 million of deferred tax-assets, $1.5 million of accounts receivable, $554,000 of fixed assets and $322,000 of other assets.

The following summarizes the unaudited pro forma results of operations, on a combined basis, as if our acquisition of IMR occurred January 1, 2003. The pro forma information gives effect to certain adjustments, including amortization of identified intangibles and the change in interest income had the respective acquisition occurred January 1, 2003. The pro forma financial information does not reflect integration costs, or cost savings or other synergies anticipated as a result of the acquisition. This pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of future operations or results that would have been achieved if we had made these acquisitions at the beginning of the specified periods.

Pro Forma Information:

	Year Ended December 31,
	2004	2003
	(in thousands)
	(Unaudited)
Net revenue	$88,116	$95,345

Income (loss) from continuing operations	(5,020)	4,353
Income from discontinued operations	647	6,315

Net income (loss)	$(4,373)	$10,668

Basic income (loss) per common share from continuing operations	$(0.16)	$0.14
Basic income per common share from discontinued operations	0.02	0.21

Basic net income (loss) per common share	$(0.14)	$0.35

Weighted average basic common shares outstanding	31,346	30,849
Diluted income (loss) per common share from continuing operations	$(0.16)	$0.14
Diluted income per common share from discontinued operations	0.02	0.20

Diluted net income (loss) per common share	$(0.14)	$0.34

Weighted average diluted common shares outstanding	31,346	31,543

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On September 30, 2003, we acquired Teamplate, Inc. (“Teamplate”), an Alberta, Canada corporation. Teamplate’s product is a business process automation product built on the Microsoft .NET framework for Web services. Teamplate’s technology extends our business information delivery solutions with streamlined enterprise application integration, rapid solution deployment, sophisticated business rules processing and integrated process monitoring and metrics. Our results of operations include Teamplate’s results of operations for the twelve months ended December 31, 2004 and the three months ended December 31, 2003.

Under the terms of the agreement, we acquired all of the stock of Teamplate for $8.1 million in cash, issued 574,727 shares of Captaris redeemable common stock valued at approximately $3.0 million that were issued on October 3, 2003 (Note 11) and assumed liabilities of approximately $837,000, all resulting in an aggregate purchase price of $12.4 million, including transaction costs of approximately $325,000. Pursuant to the terms of the agreement, we deposited $250,000 in escrow as security for post closing adjustments related to working capital at September 30, 2003, the payment of a certain liability and the ultimate collection of certain accounts receivable. As of June 30, 2004, each of these adjustments was resolved and accordingly, we incurred additional goodwill relating to an additional payment of $68,000 to the original investors of Teamplate and a $70,000 purchase price adjustment. The $250,000 escrow balance was returned to us in September 2004.

The redeemable common stock issued in connection with this acquisition was held in a third-party escrow account for one year as security for certain post closing obligations of the Teamplate shareholders, including indemnification provisions whereby the Teamplate shareholders agreed to indemnify us against claims resulting from various representations and warranties made by the former Teamplate shareholders. In addition, we agreed to indemnify the Teamplate shareholders against claims resulting from various representations and warranties made by us. At December 31, 2004, there have been no indemnification claims made and the shares have been released from escrow.

As part of the effort to retain the management team of Teamplate, we offered an incentive plan that allows the Teamplate management team to earn a minimum of $2.8 million up to a maximum of $8.3 million over the thirteen quarter period following the completion of the acquisition in September 2003, subject to their continued employment and our success in achieving certain performance targets. Any incentive compensation earned under this program is recorded as compensation expense in the period earned. Compensation expense related to this incentive program was $654,000 and $300,000 for the years ended December 31, 2004 and 2003, respectively.

In accordance with SFAS No. 141, Business Combinations, all identifiable assets and liabilities were assigned a portion of the cost of the acquisition based on their respective fair values. We engaged a valuation firm to provide an estimated fair value for all identifiable intangible assets including workflow server technology, trade name, customer relationships and reseller agreements, using a discounted cash flow model. The determination of fair value is a critical and complex consideration that involves significant assumptions and estimates. These assumptions and estimates were based on our best judgments and resulted in the allocation of purchase price for this acquisition as detailed below. The excess of the purchase price over the fair value of the assets acquired was allocated to goodwill.

Teamplate Purchase Price Allocation:

(in thousands)
Workflow server technology	$4,004
Trade name	90
Customer relationships	469
Reseller agreements	311

Total identified amortizable intangible assets	4,874
Goodwill	5,956
Equipment	102
Current assets	1,478

Total purchase price	$12,410

The purchase price allocation set forth above was subject to additional adjustments related to the payment of a certain liability and the ultimate collection of certain accounts receivable. All such adjustments identified during the allocation period changed the carrying amount of goodwill generated as a result of this acquisition. On December 31, 2003, we increased the carrying value of goodwill related to this acquisition by $151,000 primarily for additional legal fees incurred in connection with the acquisition and for an additional payment made for the repayment of a note payable assumed in the acquisition at September 30, 2003. During 2004, additional expenses related to the acquisition were incurred and additional goodwill of $138,000 was recorded for the post-closing adjustments discussed above.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

All identified amortizable intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from fifteen months to seven years. The weighted-average useful life of these assets is approximately 6.5 years. We will recognize amortization expense for these intangible assets of approximately $683,000 during each of the years ending December 31, 2005 through December 31, 2009 and $513,000 in 2010. All of the $6.8 million allocated to goodwill was assigned to the fax and messaging reporting unit and is expected to be deductible for tax purposes.

In August 2002, we acquired the distribution activities, assets and fifteen employees of our longtime distributor in the Netherlands, OfficeCom B.V. (“OfficeCom”). We paid $416,000 in cash, assumed net liabilities of $146,000 and recorded goodwill of $562,000 in the fax and messaging reporting unit.

On January 3, 2001, we acquired all of the outstanding stock of Infinite Technologies (“Infinite”), a privately held global supplier of wireless applications and wireless infrastructure solutions for a total consideration of up to $24.1 million. At closing, we paid approximately $9.1 million in cash and issued 1,631,600 shares of common stock valued at $8.1 million. At the time of closing, we were obligated to pay approximately $2.9 million in a combination of cash and common stock over the next three years; this obligation was recorded at the time of closing as a note payable of $1.4 million net of imputed interest and stock to be issued totaling $1.5 million. Additionally, we could have paid up to an additional $3.9 million to the founder of Infinite who became an employee, in a combination of cash and our common stock under an earn-out arrangement over a period of three years from the date of closing which we would have expensed as compensation expense. We accounted for the business combination as a purchase. In connection with the acquisition, we recorded a one-time charge in the first quarter of 2001 related to purchased in-process research and development in the amount of $1.9 million.

In April 2002, the employee resigned and signed a separation agreement under which we paid approximately $1.5 million in cash in full satisfaction of all outstanding payments due under the agreement. The remainder of the accrued amounts of the purchase price, $1.4 million, was recorded as a reduction of goodwill. We also reversed a 2001 accrual for the employee’s performance incentive of approximately $700,000, which is reported as a reduction of 2002 research and development expenses.

4. Discontinued Operations

On September 15, 2003, Captaris and our wholly owned subsidiary, MediaTel Corporation (Delaware) (“MediaTel”), entered into an asset purchase agreement, effective as of September 1, 2003, to sell the assets of MediaTel to PTEK Holdings, Inc. (“PTEK”) and its wholly owned subsidiary, Xpedite Systems, Inc. (“Xpedite”). MediaTel provided outsourced e-document delivery services. Under the terms of the agreement, Xpedite paid us $14.9 million in cash and assumed certain liabilities. In June 2004, Xpedite paid us $232,000 of additional proceeds, net of income taxes of $152,000, in connection with a post-closing net working capital adjustment as prescribed in the asset purchase agreement. We are contingently obligated to indemnify Xpedite against claims resulting from various representations and warranties made by us. At December 31, 2004 no indemnification claims were outstanding. Concurrent with the sale transaction, we also entered into license and reseller agreements with Xpedite pursuant to which we will license our fax-to-mail technology to Xpedite in return for minimum compensation of $2.0 million over a three year period, and both parties agreed to cooperate in providing mutual resale opportunities for each other’s products and services. In 2004, we recognized $250,000 of revenue in connection with these agreements.

For the year ended December 31, 2004, we recognized additional gain on the sale of MediaTel assets which consisted of additional proceeds of $232,000, net of income taxes; a Federal income tax refund of $483,000, including associated interest income, less professional fees, both net of income taxes; and legal fees incurred in defense of various legal proceedings (see Note 19) of $68,000, net of expected insurance reimbursements, both net of income taxes. For the year ended December 31, 2003, we recognized a gain on the sale of the assets of MediaTel of approximately $5.8 million, net of income taxes of $3.8 million. In accordance with generally accepted accounting principles, MediaTel’s results of operations, net of income taxes, for the years ended December 31, 2003 and 2002 have been reclassified to discontinued operations.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Components of MediaTel’s operations reflected in the consolidated statements of operations as discontinued operations are as follows:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Revenue	$—	$15,812	$23,345

Income from operations, before income tax	$—	$781	$4,194

5. Sale of CallXpress Product Line

On September 29, 2003, we announced the sale of our CallXpress product line, which primarily includes the Captaris voice and unified messaging assets, to Sound Advantage, LLC (“Sound Advantage”), a California limited liability company.

Under the terms of the agreement, Sound Advantage acquired the CallXpress product line for $2.5 million in cash and will pay up to an additional $1.0 million per year over a three year period beginning January 1, 2004, pursuant to an earn out arrangement, which is based on achievement of specified revenue targets for the CallXpress business. In addition, we were issued a 10 percent equity interest in Applied Voice and Speech Technologies, Inc. (“AVST”), a newly formed company established by Sound Advantage to acquire and operate the combined CallXpress and Sound Advantage businesses. RightFax will continue to be a part of AVST’s Unified Messaging offering, based on an ongoing OEM agreement. Also, we agreed to indemnify AVST against claims resulting from various representations and warranties made by us. At December 31, 2004, no indemnification claims have been made by AVST. We recognized a gain on the sale of CallXpress of approximately $2.2 million in 2003.

Pursuant to the terms of the agreement, AVST must notify us within 60 days of December 31, 2004 as to whether they achieved certain revenue targets and therefore owe us an additional $1.0 million. If AVST did achieve the revenue targets, we will record this payment as additional gain on the sale of CallXpress in the first quarter of 2005. This gain will be classified on our income statement as a reduction to operating expenses in 2005. On March 2, 2005, we received a report from AVST, and payment of $1.0 million, confirming achievement of the revenue target for 2004.

Components of the CallXpress product line reflected in our consolidated statements of operations are detailed below. Certain components of operating expenses directly attributable to the CallXpress product line could not be separated from other product lines. Only direct revenue and cost of revenue directly attributable to the CallXpress product line are detailed below:

	Year ended December 31,
	2004	2003	2002
	(in thousands)
Revenue	$—	$6,877	$13,039

Cost of revenue*	$—	$1,885	$3,022

*	Certain components of cost of revenue directly attributable to the CallXpress product line could not be separated from other product lines and are not included in these amounts.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Investments

As of December 31, 2004 and 2003, our available-for-sale investments consisted of the following (in thousands):

2004	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Classified as current assets:
Certificates of deposit	$3,036	$—	$(3)	$3,033
Municipal bonds	5,738	—	(20)	5,718
U.S. Agency adjustable rate mortgages	1,132	1	(11)	1,122
Small Business Administration Pools	44	—	(1)	43
Other government agency issues	15,861	—	(52)	15,809

Total	$25,811	$1	$(87)	$25,725

Classified as long-term assets:
Municipal bonds	$20,780	$—	$(173)	$20,607
U.S. Agency adjustable rate mortgages	3,348	3	(34)	3,317
Small Business Administration Pools	129	—	(2)	127

Total	$24,257	$3	$(209)	$24,051

Total investments	$50,068	$4	$(296)	$49,776

2003	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Classified as current assets:
Money market funds	$17,456	$—	$—	$17,456
Corporate bonds	562	—	—	562
Municipal bonds	2	—	—	2
U.S. Agency adjustable rate mortgages	2,293	11	(8)	2,296
Small Business Administration Pools	141	—	(1)	140
Other government agency issues	7,620	7	(2)	7,625

Total	$28,074	$18	$(11)	$28,081

Classified as long-term:
Municipal bonds	$152	$—	$(2)	$150
U.S. Agency adjustable rate mortgages	6,770	34	(26)	6,778
Small Business Administration Pools	413	—	(2)	411
Other government agency issues	18,321	36	(12)	18,345

Total	$25,656	$70	$(42)	$25,684

Total investments	$53,730	$88	$(53)	$53,765

As of December 31, 2004, the contractual maturities of our investments in debt securities shown above were as follows:

	Cost	Estimated Fair Value
Due within one year	$5,736	$5,715
Due within two years	15,092	14,921
Due greater than ten years	5,577	5,574
Mortgage backed securities	20,627	20,533

Total fair value of debt securities	$47,032	$46,743

Mortgage backed securities have expected maturities that will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In accordance with EITF No. 03-1, the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004 (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Certificates of deposit	$3,033	$(3)	$—	$—	$3,033	$(3)
Municipal bonds	20,678	(193)	112	—	20,790	(193)
U.S. Agency adjustable rate mortgages	1,565	(15)	2,231	(30)	3,796	(45)
Small Business Administration Pools	—	—	172	(3)	172	(3)
Other government agency issues	8,066	(30)	7,742	(22)	15,808	(52)

Total	$33,342	$(241)	$10,257	$(55)	$43,599	$(296)

Market values were determined for each of our 52 individual securities in the investment portfolio, of which 40 of our securities were in a loss position at December 31, 2004. Of the 40 securities in a loss position, 19 have been in a loss position longer than twelve months. The declines in value of these investments are primarily related to the increase in interest rates and are considered to be temporary in nature. See Note 1 for our policy on recording other-than-temporary declines in our investments. We recognize realized gains and losses upon sale of investments using the specific identification method. Realized gains (losses) were not significant in 2004, 2003 and 2002.

7. Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	December 31,
	2004	2003
	(in thousands)
Computers, software and other equipment	$15,312	$10,924
Leasehold improvements	1,705	962
Furniture and fixtures	2,350	1,922

Total equipment and leasehold improvements	19,367	13,808
Less accumulated depreciation	(12,199)	(9,203)

Equipment and leasehold improvements, net	$7,168	$4,605

Internally developed software capitalized in 2004 was not material.

8. Goodwill

There was no amortization of goodwill for the years 2004, 2003 and 2002 in accordance with SFAS No. 142. The following table provides information about activity in goodwill for the period from January 1, 2003 to December 31, 2004 (in thousands):

Goodwill, net, at January 1, 2003	$8,976
Teamplate acquisition	5,956
Acquisition of Axient distribution business	235
Disposition of goodwill as part of the sale of discontinued product line CallXpress	(22)
Foreign currency translation adjustment	396

Goodwill at December 31, 2003	15,541
IMR acquisition	15,987
Axient additional purchase price	32
Teamplate additional purchase price	138
Foreign currency translation adjustment	538

Goodwill at December 31, 2004	$32,236

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In January 2002, in continuation with our adoption of FAS No. 142 and the completion of an independent valuation primarily based on discounted cash flows, we determined that goodwill associated with our mobile delivery product line was impaired. Accordingly, a non-cash charge of $2.7 million was recorded as a cumulative effect of change in accounting principle effective January 1, 2002. There was no impairment of goodwill in 2004 and 2003.

9. Intangible and Other Assets

The following table presents details of the purchased intangible assets acquired during fiscal 2004 and 2003 (in thousands, except number of years):

	December 31, 2004				December 31, 2003
	Weighted- average amortization period (in years)	Gross carrying amount	Accumulated Amortization	Other intangible assets, net	Weighted- average amortization period (in years)	Gross Carrying amount	Accumulated amortization	Other intangible assets, net
Technology	5.8	$9,914	$(1,049)	$8,865	6.9	$4,314	$(236)	$4,078
Trade names/domain name	2.4	240	(148)	92	4.4	1,070	(340)	730
Customer relationships and marketing channels	3.1	3,269	(284)	2,985	7.0	469	(17)	452
Reseller agreements	7.0	311	(55)	256	7.0	311	(11)	300
License agreements	11.0	2,525	(1,615)	910	11.0	2,525	(1,381)	1,144
Covenants not to compete	1.0	400	(67)	333		—	—	—
Investment in AVST (Note 5)		1	—	1		1	—	1

Total		$16,660	$(3,218)	$13,442		$8,690	$(1,985)	$6,705

Intangible assets are being amortized using the straight-line method over their estimated useful life ranging from one to twelve years. Amortization expense for certain technology and license agreements recorded in cost of revenue was $992,000, $377,000 and $260,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Amortization expense for intangible assets excluding certain technology and license agreements recorded in operating expenses was $683,000, $275,000 and $942,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for 2005 through 2008 is as follows: $3.7 million for 2005, $3.2 million for 2006, $2.3 million in 2007, $1.9 million in 2008, $1.7 million in 2009 and $602,000 in 2010.

On October 28, 2004, we acquired $8.9 million of intangible assets in connection with the acquisition of IMR. On September 30, 2003, we acquired approximately $4.9 million of intangible assets in connection with the acquisition of Teamplate. See Note 3.

In connection with our decision to incorporate the mobility technology associated with the Infinite product line directly into our business information delivery products effective January 2005 the intangible asset related to the “Infinite Technology” trade name became impaired and an impairment charge of approximately $488,000 was recorded in the fourth quarter of 2004. In the second quarter of 2002, we engaged a valuation firm to provide an estimated fair value of each of our intangible, long-lived assets using a discounted cash flow model. The determination of fair value is a critical and complex consideration when assessing impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which involves significant assumptions and estimates. These assumptions and estimates were based on our best judgments. As a result, we determined that certain intangible assets acquired from Infinite Technologies in January 2001 were impaired. Accordingly, we recorded an impairment charge of $5.5 million for the mobile delivery product line in the second quarter of 2002. This impairment charge consisted of a write-down of core technology of approximately $2.4 million, a write-down of customer base and marketing channel of approximately $2.2 million and a write-down of trade names of approximately $849,000. No impairment charges were recognized in 2003.

In April 2002, we entered into a nonexclusive license agreement with AudioFax IP LLC, settling a patent infringement suit filed by AudioFax on November 30, 2001. We paid a one-time fee to license the technology until the patents expire in 2008 and 2011. In the first quarter of 2002, we recorded a charge of $875,000, reflecting management’s assessment of the fair value of the portion of the license fee that relates to prior years. The remaining balance of the license fee was capitalized and is being amortized over the remaining life of the licensor’s patents. Included in total amortization expense recorded in cost of revenue discussed above, amortization expense related to this license was $90,000 for the years ended December 31, 2004 and 2003 and $67,000 for the year ended December 31, 2002.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Line of Credit

We have a $1.0 million cash secured revolving line of credit which is reserved for letters of credit. As of December 31, 2004, we have utilized the letter of credit capacity in conjunction with our corporate headquarters lease. We have placed $1.0 million in a restricted certificate of deposit with the bank that supports the letter of credit. Prior to August 2004, we had a $4.0 million unsecured revolving line of credit, of which $2.0 million was for unsecured borrowings and $2.0 million was reserved for letters of credit. We did not borrow under our line of credit. The line of credit expired in August 2004, and we renewed $1.0 million of the line used to secure the corporate headquarters lease as discussed above.

11. Redeemable Common Stock

On October 3, 2003, in connection with the acquisition of Teamplate on September 30, 2003, we issued 574,727 shares of redeemable common stock valued at approximately $3.0 million. On the first anniversary of the closing, each Teamplate shareholder had the option to require us to purchase all of the shareholder’s portion of the Captaris common stock issued in the transaction at a price per share of $5.22 per share if (a) the average of the last sale price of the common stock for the 20 trading days prior to September 30, 2004, was less than $5.22 per share; and (b) the last sale price of the common stock on September 30, 2004, was less than $5.22 per share. At December 31, 2003, we recorded the issuance of this common stock as Redeemable Common Stock on the balance sheet. On October 25, 2004, 571,261 shares were returned to us to be repurchased for an aggregate amount of approximately $3.0 million. The stock redemption had no impact on the final purchase price adjustment for Teamplate.

12. Shareholders’ Equity

Stock Option Plans

The 1989 Restated Option Plan

The Captaris 1989 Restated Stock Option Plan (the “1989 Plan”) provides for the issuance of incentive or non-statutory stock options to employees, directors, officers and other agents of the Company. Incentive stock options are granted at an exercise price of not less than the fair value per share of the common stock on the date of grant. The exercise price for non-statutory stock options may be at the discretion of the Board of Directors; however, as of December 31, 2004, no stock options have been granted for less than fair market value on the date of grant. The 1989 Plan was adopted and amended to replace several expired option plans. Options under the 1989 Plan have a term of one to ten years from the date of grant and vest at the rate of 25% after one year and 2.0833% per month thereafter. We have authorized 12,900,000 shares of common stock for issuance under the 1989 Plan.

The 2000 Non-Officer Employee Stock Compensation Plan

Under the 2000 Non-Officer Employee Stock Compensation Plan (the “2000 Plan”), we may issue non-qualified options to purchase common stock to employees and external consultants other than officers and directors. These options generally are granted at the fair market value of our common stock at the date of grant. Options under the 2000 Plan have a term of ten years from the date of grant and vest at the rate of 25% after one year and 2.0833% per month thereafter. We have authorized 5,000,000 shares of common stock for issuance under the 2000 Plan.

At December 31, 2004, we have the following number of common stock shares available for future grant under our stock option plans:

1989 Plan	4,419,263
2000 Plan	1,302,313

Total	5,721,576

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the status of our stock option plans at December 31, 2004, 2003 and 2002, and the changes during the years then ended, is presented in the following table:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	4,586,424	$5.23	6,775,594	$4.82	6,909,351	$5.34
Granted	1,434,910	5.21	1,723,493	5.21	1,875,449	3.00
Exercised	(314,670)	3.25	(2,121,158)	2.89	(197,797)	2.25
Canceled	(413,609)	7.42	(1,791,505)	6.47	(1,811,409)	5.21

Outstanding at end of period	5,293,055	5.17	4,586,424	5.23	6,775,594	4.81

Exercisable at end of period	2,541,823	5.40	2,064,088	5.94	3,704,144	5.91
Weighted average fair value of options granted		$1.84		$1.95		$1.68

Information relating to stock options outstanding and stock options exercisable at December 31, 2004 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.00—$2.47	415,789	5.8	$2.12	330,289	$2.16
$2.48—$3.19	488,937	7.7	2.96	234,489	2.92
$3.20—$3.95	471,032	7.0	3.57	358,743	3.57
$3.96—$5.49	894,203	8.9	4.72	172,621	4.99
$5.50—$5.92	1,806,575	9.1	5.71	241,371	5.90
$5.93—$5.99	750,000	5.9	5.94	750,000	5.94
$6.00—$7.72	320,224	3.4	7.03	308,015	7.07
$7.73—$10.88	12,402	3.3	9.06	12,402	9.06
$10.89—$13.63	106,223	4.4	12.34	106,223	12.34
$13.64—$28.13	27,670	4.9	25.28	27,670	25.28

	5,293,055	7.6	$5.17	2,541,823	$5.40

Share Repurchase Plan

Pursuant to a stock repurchase plan approved by our Board of Directors, we repurchased $13.5 million, $3.1 million and $3.4 million of our common stock in 2004, 2003 and 2002, respectively. In January 2005, the Board of Directors approved an $11.0 million increase to its previously announced stock repurchase program. Including the increase, approximately $15.0 million remains available to repurchase shares. We may repurchase shares in the future subject to open trading windows, overall market conditions, stock prices and our cash position and requirements going forward. The repurchase program will continue until the earlier of (a) such time when the maximum dollar amount authorized has been utilized or (b) our Board of Directors elects to discontinue the repurchase program.

13. Loans to Non-Officer Employees

Non-officer employee loans were made under a program to allow non-officer employees to purchase our common stock in the open market in 2000. The unsecured loans bear interest at the lowest rate allowed by the Internal Revenue Service. Loans from non-officer employees were $218,000 as of December 31, 2002. During 2003 and 2002, we wrote down the value of these loans approximately $7,000 and $476,000, respectively, to reflect their expected net realizable value. In 2003, we canceled 13,368 shares of common stock in connection with these loans. At December 31, 2004 and 2003, none of these loans were outstanding.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. OEM Agreement

In January 2002, we entered into an OEM agreement with Cisco Systems, Inc. (“Cisco”), under which we granted Cisco an exclusive third-party license to certain enabling technology. The agreement provided for quarterly payments to be made by Cisco through mid-2005. However, the timing and amount of these payments were subject to a number of conditions, some of which were beyond our control, including Cisco’s ability to successfully implement the technology. We received a payment of $2.5 million in 2002. We recognized $3.3 million in revenue from this agreement in 2002.

In October 2003, we reached an agreement with Cisco Systems to accelerate the conclusion of our OEM contract. Pursuant to the agreement, Cisco paid us $12.0 million as payment in full for all remaining unpaid aggregate license fees, plus an additional 320 hours of support and training services for a period not exceeding twelve months, valued at $100,000. As a result of this agreement, $11.9 million was recorded as license revenue in the fourth quarter of 2003. Training revenue related to this OEM agreement is recognized as the service is rendered. Support revenue is recognized ratably from October of 2003 through the first nine months of 2004. As of December 31, 2004, all the revenue related to the support and training was recognized.

15. Commitments and Contingencies

Leases

We lease our office space and certain equipment under non-cancelable operating leases, which expire on various dates between March 2005 and February 2008. We sublease a portion of our office space to third parties. Rent expense under the non-cancelable leases was $2.7 million, $2.3 million and $3.1 million in 2004, 2003 and 2002, respectively. Certain of our lease agreements provide for scheduled rent increases over the lease term. Minimum rental expenses are recognized on a straight-line basis over the term of the lease. Future minimum lease payments under non-cancelable operating leases and future rental income under non-cancelable subleases having initial or remaining lease terms in excess of one year at December 31, 2004 were as follows (in thousands):

	Future Lease Payments	Future Rental Income	Net
2005	$2,350	$(277)	$2,073
2006	2,283	(10)	2,273
2007	1,557	—	1,557
2008	323	—	323
2009 and thereafter	49	—	49

	$6,562	$(287)	$6,275

Intellectual Property

We periodically receive letters and other communications from third parties asserting patent rights and requesting royalty payments and will probably receive additional claims in the future. Over the past six years, we have been involved in intermittent communications with Avaya, which was spun off from Lucent Technologies in 2001. Over this period of time, Lucent/Avaya asserted that we were infringing on their patents or technology, eventually identifying 10 patents as including claims that allegedly cover our current or former products and/or services. Several communications and meetings between us and Lucent/Avaya have occurred. We have also been in communication with BellSouth since December of 2001, at which time BellSouth asserted that we were infringing on two of its patents. Analysis of both patents in light of our current and former products/services is still underway. The last communication with representatives of BellSouth was on June 19, 2003. The ultimate outcome of these matters cannot presently be determined. As such, we have not recorded an accrual for these exposures. Accordingly, the ultimate resolution of these matters could have a material adverse effect on our results of operations, cash flows and financial condition.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Indemnifications

Pursuant to the terms of the sale of our MediaTel assets to PTEK and the sale of our CallXpress product line to AVST in September 2003, we agreed to indemnify these two parties against various representations and warranties we made in connection with these transactions. At December 31, 2004, no claims for indemnification were outstanding from PTEK or AVST.

In the normal course of business to facilitate sales of our products, we indemnify other parties, including customers, resellers, distributors, OEMs and parties to other transactions with the Company, with respect to certain matters. We have agreed to hold the other party harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made by certain parties. We evaluate estimated losses for such indemnifications under SFAS No. 5, Accounting for Contingencies, as interpreted by FIN No. 45. We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. To date, we have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such indemnifications in our financial statements. See Note 19.

16. Restructuring Charges, Severance and Voluntary Layoff Program

Severance expense unrelated to a restructuring charge and for voluntary layoff programs was recorded in cost of revenue, research and development and selling, general and administrative expenses as follows:

•	In September 2003, we recorded a charge of approximately $624,000 in selling, general and administrative expenses for severance expense. These costs were paid as of December 31, 2003.

•	In October 2002, we announced to our employees a voluntary layoff program, which subsequently resulted in a reduction of approximately 40 employees or 9.0% of our workforce, at a cost of $670,000. Approximately $561,000 of the total charge was paid in 2003 and the remainder was paid in 2002. Allocation of the costs of this program to operating expenses is as follows:

Year Ended December 31, 2002
(in thousands)
Cost of revenue	$112
Research and development	199
Selling, general and administrative	359

Total charge	$670

Restructuring charges were recorded separately on the statement of operations as follows:

•	In September 2003, in conjunction with the sale of our CallXpress product line, we recorded a restructuring charge of approximately $423,000 for severance and related benefits for terminated employees associated with CallXpress. All of these expenses were paid as of December 31, 2003.

•	In January 2002, we announced a reduction of our workforce, affecting approximately 90 employees, or 18.0% of the total workforce. This reduction in force resulted in the recognition of a restructuring charge recorded in continuing operations of $2.0 million related to severance, impairment of certain assets and non-cancelable lease obligations; and a restructuring charge recorded in discontinued operations of $100,000 related to severance. All costs associated with this reduction in force were paid as of December 31, 2002.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17. Income Taxes

Income (loss) from continuing operations before income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
U.S.	$(2,031)	$10,247	$(13,280)
Foreign	(1,172)	(349)	—

Income (loss) from continuing operations before income tax expense (benefit)	$(3,203)	$9,898	$(13,280)

We are subject to income taxes in both the United States of America and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish accruals for tax-related uncertainties based on estimates of whether, and to the extent which, additional taxes and interest will be due. These accruals are established when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and may not be sustained on review by tax authorities. We adjust these accruals in light of changing facts and circumstances, such as the closing of a tax audit or the expiration of statutes of limitations. The provision for income taxes includes the impact of potential tax claims and changes to accruals that we consider appropriate, as well as the related penalties and interest.

The items accounting for the difference between income taxes computed at the U.S. statutory rate and the effective tax rate consisted of the following:

	Year Ended December 31,
	2004		2003		2002
	Amount	%	Amount	Tax Rate	Amount	%
	(in thousands)
Income tax expense (benefit) at statutory rate	$(1,121)	35.0%	$3,464	35.0%	$(4,648)	35.0%
Research and experimentation credit	—	—	—	—	(363)	2.7
Nondeductible goodwill amortization and merger costs	—	—	8	0.1	—	—
Nontaxable interest income	(187)	5.8	(14)	(0.1)	(323)	2.5
State income taxes and other	90	(2.8)	222	2.2	(368)	2.8
Extra-territorial income exclusion benefit	—	—	—	—	(334)	2.5
Income tax contingency	(1,413)	44.1	—	—	—	—
Other items	(32)	1.0	—	—	—	—

Income tax expense (benefit)	$(2,663)	83.1%	$3,680	37.2%	$(6,036)	45.5%

Income tax expense (benefit) and cash paid for income taxes are as follows:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Federal	$(1,616)	$2,461	$(5,128)
State and local	245	418	(219)
Foreign	99	324	—

Total current income taxes	(1,272)	3,203	(5,347)

Deferred – federal	(797)	814	(689)
Deferred - state and local	(202)	(247)	—
Deferred – foreign	(392)	(90)	—

Total deferred income taxes	(1,391)	477	(689)

Total income tax expense (benefit)	$(2,663)	$3,680	$(6,036)

Income taxes paid	$3,192	$1,593	$54

Income taxes refunded	$2,805	$422	$5,453

The current federal and state provisions do not reflect the tax savings resulting from deductions associated with our stock option plans. These savings were approximately $400,000 and $720,000 in 2004 and 2003 respectively and were credited to additional paid in capital. Tax savings from these deductions were not significant in 2002. The income tax benefit in 2004 includes a benefit of $1.4 million relating to the reversal of income tax contingencies as a result of the expiration of certain statutory limitations.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Income from discontinued operations before income tax expense (see Note 4) was $147,000, $10.4 million and $4.2 million for the years ended December 31, 2004, 2003 and 2002, respectively, and was all derived in the U.S. The following table is a reconciliation from the U.S. statutory rate to the effective tax rate for discontinued operations:

	Year Ended December 31,
	2004		2003		2002
	Amount	%	Amount	%	Amount	%
	(in thousands)
Income tax expense at statutory rate	$51	35.0%	$3,656	35.0%	$1,470	35.0%
State income taxes and other	7	4.6	476	4.6	189	4.6
Income tax refund	(558)	(379.7)	—	—	—	—

Income tax expense (benefit)	$(500)	(340.1)%	$4,132	39.6%	$1,659	39.6%

Deferred taxes result from temporary differences relating to items that are expensed for financial reporting, but are not currently deductible for income tax purposes. Significant components of our deferred tax assets and deferred tax liabilities as of December 31, 2004 and 2003 are as follows:

	December 31,
	2004	2003
	(in thousands)
Deferred tax assets:
Accounts receivable allowances	$515	$484
Inventories	390	368
Depreciation	30	—
Accrued compensation, benefits and stock-based compensation	500	417
Amortization of intangibles	1,405	1,705
Deferred revenue	1,905	492
Net operating losses	5,147	90
Other	(11)	140

Total deferred tax assets	$9,881	$3,696

Deferred tax liabilities:
Depreciation	$(415)	$(250)
Capitalized software	(153)	—
Intangible assets not deductible for tax	(3,130)	(330)

Total deferred tax liabilities	(3,698)	(580)

Net deferred tax assets	$6,183	$3,116

At December 31, 2004, we have available unused net operating losses that may be applied against future taxable income of $5.1 million. These net operating losses consist of international losses of $482,000 that do not expire, Federal losses of $4.4 million that expire from 2019 to 2024, and State losses of $231,000 that expire from 2006 to 2022. We believe that there is sufficient positive evidence to support our conclusion not to record a valuation allowance against these net operating losses. We believe that we will utilize the loss carry forwards in the future because we have had a history of pre-tax income and the Internal Revenue Code (“IRC”) Section 382 limitation for the acquired net operating loss of IMR of $4.7 million covers approximately ten years of future operations, which is well within the statute of limitations for these losses.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

18. Geographic Revenue, Long-Lived Assets and Significant Customers

We achieve broad U.S. market coverage for our products primarily through a nationwide network of computer-oriented value-added resellers. Information regarding our operations in different geographic areas is set forth below. Revenue and identifiable assets are reported based on the location of our customers.

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Revenue:
United States of America	$58,414	$64,549	$54,039
Canada	3,193	3,789	2,554
United Kingdom	1,763	2,531	2,081
Other	14,666	12,417	12,582

Total net revenue	$78,036	$83,286	$71,256

	December 31,
	2004	2003
	(in thousands)
Long-Lived Assets:
United States of America	$43,895	$19,421
Canada	7,446	6,325
United Kingdom	7	6
Other	1,498	1,099

Total long-lived assets	$52,846	$26,851

Revenue from the acceleration of the OEM agreement with Cisco (Note 14) represented 14.3% of our net revenue for the year ended December 31, 2003 and 4.7% in 2002. Other than Cisco in 2003, no single customer represented more than 10.0% of our net revenue for the years ended December 31, 2004, 2003 and 2002.

19. Legal Proceedings

One of the services provided by MediaTel Corporation, a wholly owned subsidiary of Captaris, was the transmission of facsimiles to travel industry participants on behalf of travel service providers. MediaTel held a license to use a database supplied by NFO PLOG and then Northstar Travel Media that listed recipients for these facsimiles. All of the assets of MediaTel were sold to a subsidiary of PTEK Holdings, Inc. (“PTEK”) on September 1, 2003. On or about July 29, 2003, Travel 100 Group, Inc. (“Travel 100”) filed three lawsuits in Circuit Court in Cook County, Illinois, one against Mediterranean Shipping Company (“Mediterranean”), the second against The Melrose Hotel Company (“Melrose”) and the third against Oceania Cruises (“Oceania”). On or about April 13, 2004, a fourth lawsuit was filed by another travel agent, Travel Travel Kirkwood, Inc. (“Kirkwood”), against Oceania Cruises. That case was subsequently removed to the U.S. District Court, Eastern District of Missouri. The complaints are substantially identical in form and allege violations of the Telephone Consumer Protection Act in connection with the receipt of facsimile advertisements that were transmitted by MediaTel. Each of the Travel 100 complaints seeks injunctive relief and unspecified damages and certification as a class action on behalf of Travel 100 and others similarly situated throughout the United States that received the facsimile advertisements. The Kirkwood complaint seeks injunctive relief and unspecified damages but does not seek to certify a class action. Under the Telephone Consumer Protection Act, a court can impose liability of $500 per fax on a party that sends a fax without the consent of the recipient. A court can increase the liability to $1,500 per fax if the sending of the fax is willful.

In its answer filed on September 23, 2003, Mediterranean named Captaris as a third-party defendant and asserted that, to the extent that Mediterranean is liable, Captaris should be liable under theories of indemnification, contribution or breach of contract for any damages suffered by Mediterranean. Similarly, in its answer filed on October 14, 2003, Melrose named Captaris, as well as PTEK, as third-party defendants based on allegations of breach of contract, indemnification and contribution. On September 8, 2004 and November 18, 2004, Oceania filed Answers and Third-Party Complaints against Captaris and MediaTel in the Travel 100 and Kirkwood cases, respectively, making similar allegations to those made in the other two cases in its counts for fraud, indemnification and contribution.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In response to Mediterranean’s third-party complaint, we filed our answer on November 3, 2003, denying the allegations filed by Mediterranean and further answering by way of affirmative defenses that to the extent we are found liable for any damages allegedly suffered by plaintiffs or any third-party plaintiffs in this action, we are entitled to indemnification and/or contribution from other non-parties to this action. We filed similar answers to the Melrose complaint on November 20, 2003 and the Oceania complaints on or about January 19, 2005 and January 12, 2005 respectively. Both Captaris and MediaTel have denied any liability in the cases because, among other facts and defenses, MediaTel understood that the database and lists of travel agent recipients to whom faxes were sent had authorized that information could be sent to them by fax. Based on Captaris’ analysis to date, we estimate that there were approximately 500,000 faxes sent relating to the Mediterranean case and approximately 200,000 faxes sent relating to the Melrose case. As of the date of this Annual Report on Form 10-K, we have not yet determined how many faxes were sent relating to the Oceania cases.

In Oceania, plaintiff, Travel 100, filed a motion to voluntarily dismiss the Oceania complaint because, according to Travel 100’s counsel, Travel 100 no longer wanted to participate in the prosecution of that case. Plaintiff’s counsel requested that it be given 90 days to find another plaintiff to pursue the claim that Travel 100 had filed, and that if it could not find a plaintiff within that period then the complaint would be dismissed. Captaris and Oceania opposed allowing plaintiff’s counsel 90 days to find a substitute plaintiff. On March 24, 2005, the Court agreed with Captaris and Oceania and dismissed Travel 100’s complaint against Oceania, without allowing 90 days to find a substitute plaintiff. The Court in turn dismissed Oceania’s complaint against Captaris and MediaTel without prejudice. Accordingly, the Oceania case is no longer pending.

Discovery is ongoing in all other cases and the parties are in the process of working out a schedule for class certification briefing. We expect the plaintiffs in the Mediterranean case to push for a hearing on class certification in the second half of 2005.

We have tendered these claims to our general liability insurance carrier and coverage has been disputed. Even if coverage is determined to apply, since the potential liability of these claims is substantially in excess of our coverage limits, there can be no assurance that our coverage will be sufficient to satisfy any damages we are required to pay.

We intend to vigorously defend each of these cases, but litigation is subject to numerous uncertainties and we are unable to predict the ultimate outcome of any of these matters. Moreover, the amount of any potential liability in connection with these cases will depend, to a large extent, on whether a class is certified, and if one is certified, on what the scope of that class will be, neither of which can be predicted at this time. We have not recorded a liability related to these cases. However, there is no guarantee that we will not determine in the future that an accrual is required or that we will not be required to pay damages in respect of these cases in the future, either of which could materially and adversely affect our results of operations, cash flows and financial condition for the quarter or year in which any accrual is recorded or any damages are paid.

On September 25, 2002, Lan-Aces, Inc. filed a complaint in the District Court of Harris County, Texas against the Company seeking damages of $600,000 plus attorney’s fees for breach of contract. We removed the action to Federal Court in the Southern District of Texas on October 18, 2002. On January 23, 2003, Lan-Aces, Inc. filed an amended complaint adding unspecified statutory damages under the Copyright Act. The amended complaint alleged that we either breached an alleged agreement between the plaintiff and Infinite Technologies, Inc., or infringed plaintiff’s copyright, with respect to software incorporated in the “MailandNews.com” Website, a free Internet service acquired as part of the Infinite Technologies acquisition and subsequently transferred to an unrelated third party. In July 2003, the matter was resolved by settlement between the parties, pursuant to which we agreed to pay an immaterial amount to the plaintiff. Pursuant to settlement, the case has been dismissed.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

20. Allowances for Doubtful Accounts and Sales Returns

	Balance at beginning of year	Charged to costs and expenses	Deductions	Balance at end of year
	(in thousands)
Year ended December 31, 2004
Allowance for doubtful accounts	$1,335	$183	$408	$1,110
Allowance for sales returns	536	1,120	1,379	277

Total	$1,871	$1,303	$1,787	$1,387

Year ended December 31, 2003
Allowance for doubtful accounts	$1,495	$1,134	$1,294	$1,335
Allowance for sales returns	1,178	564	1,206	536

Total	$2,673	$1,698	$2,500	$1,871

Year ended December 31, 2002
Allowance for doubtful accounts	$1,580	$373	$458	$1,495
Allowance for sales returns	1,367	1,674	1,863	1,178

Total	$2,947	$2,047	$2,321	$2,673

21. Employee Savings Plan

We offer a 401(k) plan to substantially all of our employees. Company matching contributions are determined annually and are at the discretion of the Board of Directors. During the years ended December 31, 2004, 2003 and 2002, employer-matching cash contributions totaled $249,000, $198,000 and $677,000, respectively.

22. Condensed Consolidated Quarterly Financial Data (unaudited)

	Quarter Ended
	March 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	March 31, 2003	June 30, 2003	Sept. 30, 2003		Dec. 31, 2003
	(in thousands, except per share data)
Net revenue	$18,175	$18,191	$18,031	$23,639	$15,700	$18,139	$18,079		$31,368
Gross profit	12,007	12,087	11,487	15,370	9,905	11,699	11,159		25,029
Operating income (loss)	(302)	(537)	(829)	(2,482)	(2,818)	116	(4)		10,947
Other income, net	270	116	287	274	409	350	279		619
Income (loss) from continuing operations	(20)	(260)	(337)	77	(1,520)	332	170		7,236
Income (loss) from discontinued operations (1)	—	204	403	40	542	376	5,751		(354)

Net income (loss)	$(20)	$(56)	$66	$117	$(978)	$708	$5,921		$6,882

Basic net income (loss) per common share:
Income (loss) from continuing operations	$(0.00)	$(0.01)	$(0.01)	$0.00	$(0.05)	$0.01	$0.01		$0.22
Income (loss) from discontinued operations	0.00	0.01	0.01	0.00	0.02	0.01	0.19		(0.01)

Basic net income (loss) per share (2)	$(0.00)	$(0.00)	$0.00	$0.00	$(0.03)	$0.02	$0.19	a	$0.21

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$(0.00)	$(0.01)	$(0.01)	$0.00	$(0.05)	$0.01	$0.01		$0.22
Income (loss) from discontinued operations	0.00	0.01	0.01	0.00	0.02	0.01	0.18		(0.01)

Diluted net income (loss) per share (2)	$(0.00)	$(0.00)	$0.00	$0.00	$(0.03)	$0.02	$0.19		$0.21

Weighted average shares used in the calculation of:
Basic net income (loss) per share	32,293	31,860	31,248	30,320	30,220	30,311	30,597		32,232
Diluted net income (loss) per share	32,293	31,860	31,248	30,662	30,220	30,816	31,583		33,067

(1)	Represents reclassification of MediaTel, the assets of which were sold on September 1, 2003, to discontinued operations. Prior periods have been adjusted for consistent presentation.
(2)	Income (loss) per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income (loss) per share amounts will not necessarily equal the total for the year.
(a)	For the quarter ended September 30, 2003, basic net income per share for continuing operations and discontinued operations do not sum to total basic net income per share due to rounding.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), we have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on our evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2004 to ensure that information required to be disclosed in this report is recorded, processed, summarized and reported within the appropriate time periods. The basis for this determination was that, as discussed below, we have identified material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. As a result, additional review, evaluation and oversight were required on the part of management to ensure we adequately compensated for the weaknesses in our internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting

We have not yet completed our assessment of our internal control over financial reporting as of December 31, 2004. As a result, we have not published management’s report on internal control over financial reporting in this Annual Report on Form 10-K, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308(a) of Regulation S-K, or the related attestation report of our independent registered public accounting firm required under Item 308(b) of Regulation S-K. In November 2004, the SEC issued an exemptive order providing a 45-day extension for the filing of these reports. We have elected to rely on this 45-day extension and intend to file these reports in an amendment to this Annual Report on Form 10-K on or before April 29, 2005.

Information Management Research, Inc. (“IMR”) has been excluded from management’s assessment because it was acquired by us in a business combination on October 28, 2004 and it is not possible for management to conduct an assessment of IMR’s internal control over financial reporting in the period between the consummation date and due date of management’s assessment. IMR’s total assets were 23.7% of our consolidated assets and 2.4% of our consolidated net revenue as of and for the year ended December 31, 2004.

Based on our assessment to date, utilizing the criteria set forth in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, we have identified three weaknesses described below which constitute material weaknesses in our internal control over financial reporting. As a result, our management will conclude in their annual report that our internal control over financial reporting was not effective as of December 31, 2004. We believe that upon completion of their audit, our independent registered public accounting firm will issue an adverse opinion with respect to the effectiveness of our internal control over financial reporting as of December 31, 2004.

A material weakness is a significant deficiency (as defined in PCAOB Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

We have identified the following material weaknesses:

1. Management has determined that a material weakness exists in that our culture did not establish and promote an environment that results in effective internal control over financial reporting and the generation of reliable financial statements. This material weakness led to additional material weaknesses, as discussed below, that resulted in adjustments and reclassifications to our consolidated financial statements as of and for the year ended December 31, 2004. There was insufficient emphasis on assessing the impact of business changes on our internal control over financial reporting, which includes two divestitures, the acquisition of new domestic and international businesses and product lines, and a broadening and diversification of our business.

This material weakness also resulted in insufficient information systems support for financial reporting, the inability to effectively prepare for the impact of acquisitions and divestitures on the financial reporting function, a persistent inadequacy in the number of accounting personnel with appropriate technical expertise, and in past years, the restatement of our financial statements.

To remediate the material weakness noted above, management plans to implement a periodic business risk assessment process to ensure the internal control environment is appropriately updated and monitored to reflect business changes. This process will be led by executive management and an assessment will be presented to the Board of Directors in the first half of 2005 and at least annually thereafter.

2. Management has determined, based on our assessment to date, that a material weakness also exists in the information systems. The information systems do not appropriately address the requirements necessary for preparation of timely and accurate financial reports and do not sufficiently support the finance function resulting in adjustments and reclassifications to our consolidated financial statements as of and for the year ended December 31, 2004. The underlying data reporting structure utilized in the financial reporting application does not adequately address our reporting requirements. The financial application and related information applications and systems are not sufficiently robust and comprehensive, resulting in a lack of automation in the financial close and related financial processes.

To remediate this material weakness, management plans to conduct a strategic assessment of required financial and operating information requirements and information systems to adequately support the finance function and our operations. We expect to complete this assessment in the first half of 2005. We expect to implement a revision to our data architecture for our financial system application and related systems by the third quarter of 2005. Plans are also underway to implement new applications or replace existing applications and to streamline and automate manual business processes.

3. Management has also determined, based on our assessment to date, that a lack of sufficient and specialized technical accounting personnel is a material weakness in our internal control over financial reporting. This weakness gave rise to the following control deficiencies, each of which resulted in adjustments and reclassifications to our consolidated financial statements as of and for the year ended December 31, 2004:

•	Controls over software revenue recognition were not effective to determine the appropriate application of authoritative accounting literature related to a software contract with exchange rights.

•	Controls over non-routine or complex transactions were not effective to properly evaluate and account for transactions associated with an acquisition. Specifically, there were errors in recording the revenue and cost of revenue for the fair value of acquired deferred revenue related to the support contracts assumed in the IMR acquisition.

•	Controls over the calculation of the income tax provision, taxes payable and deferred income tax accounts were not effective. Specifically, supervisory controls did not identify errors in supporting account reconciliations and the application of the appropriate statutory tax requirements.

•	Controls over the financial close process were not effective. Specifically, sufficient review procedures were not performed resulting in several adjustments to the financial statements for the fourth quarter and for the year ended December 31, 2004.

To remediate this material weakness, management is reassessing its accounting and finance resources to ensure that we have the sufficient depth of resources and technical expertise. In the first half of 2005, we expect to expand staffing and engage additional third parties to provide ongoing technical advice.

Management has discussed the material weaknesses and related corrective actions described above with the Audit Committee and our independent registered public accounting firm. Other than as described above, we are not aware of any other material weaknesses in our internal control over financial reporting. However, there can be no assurance that, in completing our assessment, we will not identify additional significant deficiencies, and that any such deficiencies, either alone or in combination with others, will not be considered additional material weaknesses.

Changes in Internal Control Over Financial Reporting

As discussed above, we have identified material weaknesses in our internal control over financial reporting. Although we have not fully remediated the material weaknesses in our internal control over financial reporting, we have made and will continue to make, improvements to our policies, procedures, systems and staff who have significant roles in internal control to address the internal control deficiencies identified by us and our independent registered public accounting firm.

We implemented a change to our internal control over financial reporting in the fourth quarter of 2004 by centralizing our international accounting and cash management functions and supporting processes to our headquarters in Bellevue, Washington.

Except for the improvement noted above, there have been no other changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to improve and enhance the design and operation of our internal control processes and procedures and to upgrade staff to strengthen our internal controls.

ITEM 9B. Other Information

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the sections captioned “Election of Directors”, “Directors Continuing in Office”, “Board of Directors and Corporate Governance”, “Executive Officers” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in Captaris, Inc.’s proxy statement for our 2005 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2004.

We have adopted a code of ethics that applies to our principal executive officer, chief financial officer, controller and other senior financial officers. This code of ethics is included in the “Captaris Ethics Guidebook,” which is posted on our Website at www.captaris.com. You may access this material by clicking on the “Corporate” menu and selecting the “Ethics Point” link. If we waive any material provision of our Code of Ethics for our CEO and senior financial officers or substantively change the code, we will disclose that fact on our Website within four business days.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections captioned “Board of Directors and Corporate Governance” and “Executive Compensation” contained in Captaris, Inc.’s proxy statement for our 2005 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2004.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated by reference to the sections captioned “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” contained in Captaris, Inc.’s proxy statement for our 2005 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2004.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the section captioned “Related Party Transactions” contained in Captaris, Inc.’s proxy statement for our 2005 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2004.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the section captioned “Independent Registered Public Accountants” contained in Captaris, Inc.’s proxy statement for our 2005 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2004.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this report

(1) Index to Consolidated Financial Statements

• Report of Independent Registered Public Accountants (Deloitte & Touche LLP)	38
• Consolidated Balance Sheets—December 31, 2004 and 2003	39
• Consolidated Statements of Operations—Years ended December 31, 2004, 2003 and 2002	40
• Consolidated Statements of Cash Flows—Years ended December 31, 2004, 2003 and 2002	41
• Consolidated Statements of Shareholders’ Equity—Years ended December 31, 2004, 2003 and 2002	42
• Notes to Consolidated Financial Statements	43

(2) Index to Financial Statement Schedules

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

(3) Exhibit Index

Exhibit No.	Exhibit Description
2.1	Asset Purchase Agreement, by and among Captaris, Inc., MediaTel Corporation (Delaware) and Xpedite Systems, Inc. dated September 15, 2003. (Previously filed with, and incorporated herein by reference to, Exhibit 2.1 to our Current Report on Form 8-K filed on September 17, 2003; File No. 0-25186.)

2.2	Agreement for Purchase and Sale of Assets dated September 29, 2003 by and among Sound Advantage, LLC, Applied Voice & Speech Technologies and Captaris, Inc. (Previously filed with, and incorporated herein by reference to, Exhibit 2.2 to our Current Report on Form 8-K filed on October 21, 2003; File No. 0-25186.)

3.1	Restated Articles of Incorporation of Captaris, Inc. (Previously filed with, and incorporated herein by reference to, Exhibit 3.1 to our Registration Statement on Form S-1; File No. 333-85452.)

3.2	Designation of Rights and Preferences of Series A Participating Cumulative Preferred Stock. (Previously filed with, and incorporated by reference to, Exhibit 3.2 to our 2001 Annual Report on Form 10-K; File No. 0-25186.)

3.3	Amended and Restated Bylaws of Captaris, Inc. (Previously filed with, and incorporated by reference to, Exhibit 3.3 to our 2003 Annual Report on Form 10-K; File No. 0-25186.)

4.1	Rights Agreement, dated as of January 24, 2001, between Captaris, Inc. and Mellon Investor Services, LLC. (Previously filed with, and incorporated by reference to, Exhibit 4.1 to our Registration Statement on Form 8-A, filed on February 2, 2001; File No. 0-25186.)

10.1*	1994 Non-Employee Directors Stock Option Plan. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our Registration Statement on Form S-1; File No. 333-85452.)

10.2*	Captaris, Inc. Restated 1989 Stock Option Plan. (Previously filed with, and incorporated by reference to, Exhibit 10.2 to our Registration Statement on Form S-8; File No. 333-38570.)

10.3*	Captaris, Inc. 2005 Incentive Plan. (Filed herewith.)

10.4*	Captaris, Inc. Executive Severance Pay Plan. (Filed herewith.)

10.5*	Change in Control Agreement dated March 15, 2005, between Captaris, Inc. and David Anastasi. (Filed herewith.)

10.6*	Change in Control Agreement dated March 15, 2005, between Captaris, Inc. and Matthias M. Scheuing. (Filed herewith.)

10.7*	Change in Control Agreement dated March 15, 2005, between Captaris, Inc. and Peter Papano. (Filed herewith.)

10.8*	Nonqualified Stock Option Letter Agreement dated November 15, 2000, between Captaris, Inc. and David Anastasi. (Previously filed with, and incorporated by reference to, Exhibit 10.11 to our 2000 Annual Report on Form 10-K; File No. 0-25186.)

10.9*	Nonqualified Stock Option Letter Agreement dated October 22, 1997, between Captaris, Inc. and Max Anhoury. (Previously filed with, and incorporated by reference to, Exhibit 10.12 to our Registration Statement on Form S-8; File No. 333-42279.)

10.10*	Nonqualified Stock Option Letter Agreement dated October 22, 1997, between Captaris, Inc. and Lloyd Johnson. (Previously filed with, and incorporated by reference to, Exhibit 10.13 to our Registration Statement on Form S-8; File No. 333-42279.)

10.11*	Director Compensation Summary. (Filed herewith.)

10.12	Lease Agreement, dated August 15, 2002, between BTC Seattle LLC and Captaris, Inc. (Previously filed with, and incorporated by reference to, Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 0-25186.)

10.13*	Captaris, Inc. 2000 Non-Officer Employee Stock Compensation Plan. (Previously filed with, and incorporated by reference to, Exhibit 10.9 to our 2000 Annual Report on Form 10-K, File No. 0-25186.)

21.1	Subsidiaries of Captaris, Inc. (Filed herewith.)

23.1	Consent of Deloitte & Touche LLP (Filed herewith.)

31.1	Rule 13a-14(a) Certification (Chief Executive Officer) (Filed herewith.)

31.2	Rule 13a-14(a) Certification (Chief Financial Officer) (Filed herewith.)

32.1	Section 1350 Certification (Chief Executive Officer) (Filed herewith.)

32.2	Section 1350 Certification (Chief Financial Officer) (Filed herewith.)

*	Management contract or compensatory plan or arrangement.

(b) Exhibits

The Exhibits required by this item are listed under Item 15 (a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bellevue, State of Washington, on the 31st day of March 2005.

CAPTARIS, INC.

By:	/S/ DAVID P. ANASTASI
David P. Anastasi President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated below on the 31st day of March 2005.

Signature	Title
/S/ DAVID P. ANASTASI David P. Anastasi	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ PETER PAPANO Peter Papano	Chief Financial Officer and Secretary (Principal Accounting Officer)

/S/ BRUCE L. CROCKETT Bruce L. Crockett	Chairman of the Board

/S/ JAMES S. CAMPBELL James S. Campbell	Director

/S/ ROBERT L. LOVELY Robert L. Lovely	Director

/S/ ROBERT F. GILB Robert F. Gilb	Director

/S/ JOHN A. KELLEY, JR. John A. Kelley, Jr.	Director

/S/ PATRICK J. SWANICK Patrick J. Swanick	Director

/S/ THOMAS M. MURNANE Thomas M. Murnane	Director