Form 10-K/A
period 2004-12-31
CAPTARIS INC
filed 2005-05-02
CIK 931784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

(Amendment No. 1 to Form 10-K filed on March 31, 2005)

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

EXPLANATORY NOTE

Captaris, Inc. is filing this Amendment No. 1 to Form 10-K (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2005 (the “Form 10-K”).

We previously disclosed in the Form 10-K that we intended to include the required reports and attestations concerning our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the related SEC rules and regulations in an amendment to our Annual Report on Form 10-K in accordance with the SEC’s exemptive order in SEC Release No. 34-50754, which provided qualified issuers with a 45-day extension for filing these reports and attestations. We have recently completed our analysis, documentation and testing of our system of internal control over financial reporting and our management has prepared its report on the effectiveness of internal control over financial reporting, and our independent registered public accounting firm, Deloitte & Touche LLP, has completed its audit and issued its opinions on management’s assessment of, and the operating effectiveness of, our internal control over financial reporting. Accordingly, we are filing this Amendment to include such reports and attestations.

Item 9A. “Controls and Procedures” has been amended to include these reports and Item 15 “Exhibits and Financial Statement Schedules” has been amended to reflect the filing of the relevant exhibits with this Amendment. No other sections of the Form 10-K were affected. This Amendment includes the information required by Item 9A of the Form 10-K, the certifications required by Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 and the consent of Deloitte & Touche LLP.

This Amendment does not affect the original financial statements or footnotes as originally filed in the Form 10-K. This Amendment does not reflect events occurring after the original filing of the Form 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the amendments as described above and set forth below.

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

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 and includes those policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Our management assessed our internal control over financial reporting as of December 31, 2004, the end of our fiscal year. Management based its assessment on criteria set forth in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Information Management Research, Inc. (“IMR”) has been excluded from management’s assessment as of December 31, 2004 because it was acquired by us in a purchase business combination on October 28, 2004 and it was not possible for management to conduct an assessment of IMR’s internal control over financial reporting in the period between the consummation date and due date of management’s assessment. IMR’s total assets were 23.7% of our consolidated assets and 2.4% of our consolidated net revenue as of and for the year ended December 31, 2004.

Based on management’s assessment, we have identified material weaknesses in our internal control over financial reporting. As a result, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2004.

A material weakness is a significant deficiency (as defined in PCAOB Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

We have identified the following material weaknesses:

1. Management has determined that a material weakness exists in that our culture did not establish and promote an environment that results in effective internal control over financial reporting and the generation of reliable financial statements. This material weakness led to additional material weaknesses, as discussed below, that resulted in material adjustments and reclassifications to our consolidated financial statements as of and for the year ended December 31, 2004. This material weakness also resulted in an absence of a comprehensive and effective entity level risk assessment, insufficient information systems support for financial reporting, and a persistent inadequacy in the number of accounting personnel with appropriate technical expertise.

2. Management has determined that a material weakness exists in that we do not have an adequate entity level risk assessment process to identify and consider the implications of relevant risks. In addition, there were not sufficient risk assessments conducted to evaluate the impact on internal control over financial reporting of business changes and non-routine financial transactions arising from acquisitions and divestitures and from a broadening and diversification of our business.

3. Management has determined that a material weakness also exists in our information systems, in that the information systems do not appropriately address the requirements necessary for preparation of timely and accurate financial reports and do not sufficiently support the finance function, resulting in adjustments and reclassifications to our consolidated financial statements as of and for the year ended December 31, 2004. The underlying data reporting structure utilized in the financial reporting application does not adequately address our reporting requirements. The financial application and related information applications and systems are not sufficiently robust and comprehensive, resulting in a lack of automation in the financial close and related financial reporting processes.

4. Management has also determined that a lack of sufficient and specialized technical accounting personnel is a material weakness in our internal control over financial reporting. This weakness gave rise to the following material weaknesses, each of which resulted in material adjustments and reclassifications to our consolidated financial statements as of and for the year ended December 31, 2004:

•	Controls over software revenue recognition were not effective to determine the appropriate application of authoritative accounting literature related to a software contract with exchange rights.

•	Controls over non-routine and complex transactions were not effective to properly evaluate and account for transactions associated with an acquisition. Specifically, there were errors in recording the revenue and cost of revenue for the fair value of acquired deferred revenue related to the support contracts assumed in the IMR acquisition.

•	Controls over the calculation of the income tax provision, taxes payable and deferred income tax accounts were not effective. Specifically, supervisory controls did not identify errors in supporting account reconciliations and the application of the appropriate statutory tax requirements.

•	Controls over the financial close process were not effective. Specifically, sufficient review procedures were not performed resulting in material adjustments to the financial statements for the fourth quarter and for the year ended December 31, 2004.

Management has discussed the material weaknesses and related corrective actions described above with the Audit Committee and our independent registered public accounting firm. Other than as described above, we are not aware of any other material weaknesses in our internal control over financial reporting.

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited management’s assessment of our internal control over financial reporting. Deloitte & Touche has issued an attestation report.

Changes in Internal Control Over Financial Reporting

As discussed above, we have identified material weaknesses in our internal control over financial reporting. Although we have not fully remediated the material weaknesses in our internal control over financial reporting as of December 31, 2004, we have made and will continue to make, improvements to our policies, procedures, systems and staffing who have significant roles in internal control to address the internal control deficiencies identified by us and our independent registered public accounting firm.

We plan to take the following actions to remediate the material weaknesses discussed above:

1. Improvement of internal control over financial reporting has been articulated and elevated in 2005 as a high priority across the company by senior management and is an integral component of our performance management, compensation and employee development programs.

To remediate the culture weakness, management has implemented a plan with four key areas of focus: 1) people; 2) policies; 3) processes; and 4) systems. We have restructured and continue to elevate the visibility and importance of our Finance, IT, Legal and HR departments in our operations. In addition, internal control over financial reporting is emphasized in each of our employee development courses, new hire orientation, and employee evaluations. Management has, and will continue to expand the accountability for the internal control environment across the organization. In the area of policies, management is working to enhance and expand its internal control procedures to further support the comprehensive policy update undertaken in 2004. We have begun a project to reengineer and restructure our processes and financial reporting systems. We have also engaged significant additional outside expertise to assist in evaluating our systems and reporting practices.

Management will review progress on these activities on a consistent and ongoing basis at the CEO level, across the senior management team and also in conjunction with our Board of Directors. Management also plans on taking additional steps to elevate cross company awareness and communications of these important issues through formal channels such as company meetings, departmental meetings and training.

2. To remediate the entity level risk assessment process weaknesses noted above, management plans to implement a quarterly entity level business risk assessment process to identify risks and to ensure the internal control environment is regularly updated and monitored to mitigate the identified risks. This process will be led by executive management and an assessment will be presented to the Board of Directors by the end of the third quarter of 2005 and at least annually thereafter.

3. To remediate the material weakness associated with our information systems, management plans to conduct a strategic assessment of required financial and operating information requirements and information systems to adequately support the finance function and our operations. We expect to complete this assessment by the third quarter of 2005. In addition, we expect to implement a revision to our data architecture for our financial system application and related systems by the third quarter of 2005. Plans are also underway to implement new applications or replace existing applications and to streamline and automate manual business processes.

4. To remediate the material weakness surrounding the staffing, management is reassessing its accounting and finance resources to determine whether we have the sufficient depth of resources and technical expertise. In the first half of 2005, we expect to expand staffing and engage additional third parties to provide ongoing technical advice.

We implemented a change to our internal control over financial reporting in the fourth quarter of 2004 by centralizing our international accounting and cash management functions and supporting processes to our headquarters in Bellevue, Washington. Except for this improvement, there were no other changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Captaris, Inc.

Seattle, Washington

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Captaris, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Information Management Research (“IMR”), which was acquired on October 28, 2004 and whose financial statements constitute 23.7 percent of total assets and 2.4 percent of net revenue of the consolidated financial statement amounts as of and for the year ended December 31, 2004. Accordingly, our audit did not include the internal control over financial reporting at IMR. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB Standards”). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

Control Environment

The Company’s culture did not establish and promote an environment that results in effective internal control over financial reporting and the generation of reliable financial statements. This material weakness led to additional material weaknesses in the design and operation of internal control over financial reporting, as discussed below, that resulted in adjustments and reclassifications to the consolidated financial statements as of and for the year ended December 31, 2004. This material weakness also resulted in an absence of a comprehensive and effective entity level risk assessment, insufficient information systems support for financial reporting, and a persistent inadequacy in the number of accounting personnel with appropriate technical expertise. Based on the misstatements identified and the significance a corporate culture and control environment have on effective internal control over financial reporting, there is a more than remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

Risk Assessment

The Company’s lack of an adequate entity level risk assessment process to identify and consider the implications of relevant risks constitutes a material weakness in the design of internal control over financial reporting. There were no sufficient risk assessments conducted to evaluate the impact on internal control over financial reporting of business changes and nonroutine financial transactions arising from acquisitions and divestitures and from a broadening and diversification of the business. Based on the significance a sufficient entity level risk assessment has on effective internal control over financial reporting, there is a more than remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

Information and Communication

The Company’s information systems do not appropriately address the requirements necessary for preparation of timely and accurate financial reports and do not sufficiently support the finance function resulting in adjustments and reclassifications to the consolidated financial statements as of and for the year ended December 31, 2004. The underlying data reporting structure utilized in the financial reporting applications does not adequately address the Company’s reporting requirements. The financial reporting application and related information system applications are not sufficiently robust and comprehensive, resulting in a lack of automation in the financial close and related financial reporting processes. Based on the significance information systems have on effective internal control over financial reporting, there is a more than remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

Entity Level Resources

The Company’s lack of sufficient and specialized technical accounting personnel constitutes a material weakness in the design of internal control over financial reporting. This weakness, in conjunction with the other material weaknesses described above, gave rise to the following material weaknesses in the design and operation of internal control over financial reporting, each of which resulted in adjustments and reclassifications to the consolidated financial statements as of and for the year ended December 31, 2004:

•	Controls over software revenue recognition were not effective to determine the appropriate application of authoritative accounting literature related to a software contract with exchange rights.

•	Controls over nonroutine and complex transactions were not effective to properly evaluate and account for transactions associated with an acquisition. Specifically, there were errors in recording the revenue and cost of revenue for the fair value of acquired deferred revenue related to the support contracts assumed in the IMR acquisition.

•	Controls over the calculation of the income tax provision, taxes payable, and deferred income tax accounts were not effective. Specifically, supervisory controls did not identify errors in supporting account reconciliations and the application of the appropriate statutory tax requirements.

•	Controls over the financial close process were not effective. Specifically, sufficient review procedures were not performed resulting in several adjustments to the financial statements for the fourth quarter and for the year ended December 31, 2004.

Based on (1) the misstatements identified and (2) the significance of sufficient and specialized technical accounting personnel to the preparation of reliable financial statements, there is a more than remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with PCAOB Standards, the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 31, 2005, expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

April 29, 2005

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this report

(1)	Index to Consolidated Financial Statements.

The following Consolidated Financial Statements were included in the original Form 10-K filed with the SEC on March 31, 2005. Pages numbers listed below reference the page numbers in the original Form 10-K.

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

(3)	Exhibit Index

Exhibit No.	Exhibit Description
2.1	Asset Purchase Agreement, by and among Captaris, Inc., MediaTel Corporation (Delaware) and Xpedite Systems, Inc. dated September 15, 2003. (Previously filed with, and incorporated herein by reference to, Exhibit 2.1 to our Current Report on Form 8-K filed on September 17, 2003; File No. 0-25186.)

2.2	Agreement for Purchase and Sale of Assets dated September 29, 2003 by and among Sound Advantage, LLC, Applied Voice & Speech Technologies and Captaris, Inc. (Previously filed with, and incorporated herein by reference to, Exhibit 2.2 to our Current Report on Form 8-K filed on October 21, 2003; File No. 0-25186.)

3.1	Restated Articles of Incorporation of Captaris, Inc. (Previously filed with, and incorporated herein by reference to, Exhibit 3.1 to our Registration Statement on Form S-1; File No. 333-85452.)

3.2	Designation of Rights and Preferences of Series A Participating Cumulative Preferred Stock. (Previously filed with, and incorporated by reference to, Exhibit 3.2 to our 2001 Annual Report on Form 10-K; File No. 0-25186.)

3.3	Amended and Restated Bylaws of Captaris, Inc. (Previously filed with, and incorporated by reference to, Exhibit 3.3 to our 2003 Annual Report on Form 10-K; File No. 0-25186.)

4.1	Rights Agreement, dated as of January 24, 2001, between Captaris, Inc. and Mellon Investor Services, LLC. (Previously filed with, and incorporated by reference to, Exhibit 4.1 to our Registration Statement on Form 8-A, filed on February 2, 2001; File No. 0-25186.)

10.1*	1994 Non-Employee Directors Stock Option Plan. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our Registration Statement on Form S-1; File No. 333-85452.)

10.2*	Captaris, Inc. Restated 1989 Stock Option Plan. (Previously filed with, and incorporated by reference to, Exhibit 10.2 to our Registration Statement on Form S-8; File No. 333-38570.)

10.3*	Captaris, Inc. 2005 Incentive Plan. (Previously filed with, and incorporated by reference to, Exhibit 10.3 to our 2004 Annual Report on Form 10-K; File No. 0-25186.)

10.4*	Captaris, Inc. Executive Severance Pay Plan. (Previously filed with, and incorporated by reference to, Exhibit 10.4 to our 2004 Annual Report on Form 10-K; File No. 0-25186.)

10.5*	Change in Control Agreement dated March 15, 2005, between Captaris, Inc. and David Anastasi. (Previously filed with, and incorporated by reference to, Exhibit 10.5 to our 2004 Annual Report on Form 10-K; File No. 0-25186.)

10.6*	Change in Control Agreement dated March 15, 2005, between Captaris, Inc. and Matthias M. Scheuing. (Previously filed with, and incorporated by reference to, Exhibit 10.6 to our 2004 Annual Report on Form 10-K; File No. 0-25186.)

10.7*	Change in Control Agreement dated March 15, 2005, between Captaris, Inc. and Peter Papano. (Previously filed with, and incorporated by reference to, Exhibit 10.7 to our 2004 Annual Report on Form 10-K; File No. 0-25186.)

10.8*	Nonqualified Stock Option Letter Agreement dated November 15, 2000, between Captaris, Inc. and David Anastasi. (Previously filed with, and incorporated by reference to, Exhibit 10.11 to our 2000 Annual Report on Form 10-K; File No. 0-25186.)

10.9*	Nonqualified Stock Option Letter Agreement dated October 22, 1997, between Captaris, Inc. and Max Anhoury. (Previously filed with, and incorporated by reference to, Exhibit 10.12 to our Registration Statement on Form S-8; File No. 333-42279.)

10.10*	Nonqualified Stock Option Letter Agreement dated October 22, 1997, between Captaris, Inc. and Lloyd Johnson. (Previously filed with, and incorporated by reference to, Exhibit 10.13 to our Registration Statement on Form S-8; File No. 333-42279.)

10.11*	Director Compensation Summary. (Previously filed with, and incorporated by reference to, Exhibit 10.11 to our 2004 Annual Report on Form 10-K; File No. 0-25186.)

10.12	Lease Agreement, dated August 15, 2002, between BTC Seattle LLC and Captaris, Inc. (Previously filed with, and incorporated by reference to, Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 0-25186.)

10.13*	Captaris, Inc. 2000 Non-Officer Employee Stock Compensation Plan. (Previously filed with, and incorporated by reference to, Exhibit 10.9 to our 2000 Annual Report on Form 10-K, File No. 0-25186.)

21.1	Subsidiaries of Captaris, Inc. (Previously filed with, and incorporated by reference to, Exhibit 21.1 to our 2004 Annual Report on Form 10-K; File No. 0-25186.)

23.1	Consent of Deloitte & Touche LLP (Filed herewith.)

31.1	Rule 13a-14(a) Certification (Chief Executive Officer) (Filed herewith.)

31.2	Rule 13a-14(a) Certification (Chief Financial Officer) (Filed herewith.)

32.1	Section 1350 Certification (Chief Executive Officer) (Previously filed with, and incorporated by reference to, Exhibit 32.1 to our 2004 Annual Report on Form 10-K; File No. 0-25186.)

32.2	Section 1350 Certification (Chief Financial Officer) (Previously filed with, and incorporated by reference to, Exhibit 32.2 to our 2004 Annual Report on Form 10-K; File No. 0-25186.)

*	Management contract or compensatory plan or arrangement.

(b) Exhibits

The Exhibits required by this item are listed under Item 15 (a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bellevue, State of Washington, on the 2nd day of May 2005.

CAPTARIS, INC.

By:	/s/ DAVID P. ANASTASI
David P. Anastasi President and Chief Executive Officer