Form 10-Q
period 2005-03-31
CAPTARIS INC
filed 2005-05-10
CIK 931784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

The number of outstanding shares of the registrant’s common stock as of May 2, 2005 was 29,485,715.

CAPTARIS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2005

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CAPTARIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$5,025	$7,563
Short-term investments, available-for-sale	16,529	25,725
Accounts receivable, less allowances of $1,473 and $1,387	15,246	18,205
Inventories	902	992
Prepaid expenses and other	2,186	1,687
Deferred tax assets and income tax receivable	3,346	3,161

Total current assets	43,234	57,333
Long-term investments, available-for-sale	33,985	24,051
Restricted cash	1,000	1,000
Long-term assets	309	94
Equipment and leasehold improvements, net	7,030	7,168
Intangible and other assets, net	12,506	13,442
Goodwill	32,268	32,236
Deferred tax assets, net	3,908	3,022

Total assets	$134,240	$138,346

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,847	$6,875
Accrued compensation and benefits	3,434	4,462
Other accrued liabilities	1,426	1,565
Income taxes payable	1,012	375
Deferred revenue	16,127	15,699

Total current liabilities	26,846	28,976

Accrued liabilities – noncurrent	415	386
Deferred revenue – noncurrent	2,909	2,743

Total liabilities	30,170	32,105

Commitments and contingencies (Note 5)
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 2,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 120,000 shares authorized; 29,479 and 29,452 outstanding, respectively	295	295
Additional paid-in capital	55,279	55,410
Retained earnings	47,843	49,788
Accumulated other comprehensive income	653	748

Total shareholders’ equity	104,070	106,241

Total liabilities and shareholders’ equity	$134,240	$138,346

See the accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended March 31,
	2005	2004
Net revenue	$18,747	$18,175
Cost of revenue	6,336	6,168

Gross profit	12,411	12,007
Operating expenses:
Research and development	3,401	2,131
Selling, general and administrative	12,909	10,071
Amortization of intangible assets	454	103
Stock compensation (benefit) expense	(195)	4
Gain on sale of discontinued product line CallXpress (Note 6 )	(1,000)	—

Total operating expenses	15,569	12,309
Operating loss	(3,158)	(302)
Other income (expense):
Interest	255	339
Other, net	(88)	(69)

Other income, net	167	270

Loss from continuing operations before income tax benefit	(2,991)	(32)
Income tax benefit	(1,040)	(12)

Loss from continuing operations	(1,951)	(20)
Discontinued operations:
Income from operations of MediaTel, net of income tax expense	6	—

Income from discontinued operations, net of income tax expense	6	—

Net loss	$(1,945)	$(20)

Net loss per common share:
Basic and diluted loss per common share from continuing operations	$(0.07)	$(0.00)
Basic and diluted income per common share from discontinued operations	0.00	—

Basic and diluted net loss per common share	$(0.07)	$(0.00)

Weighted average basic and diluted common shares	29,466	32,293

See the accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,945)	$(20)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	880	647
Amortization	935	303
Stock compensation (benefit) expense	(195)	4
Bad debt provision	152	33
Loss on disposition of equipment	1	—
Changes in assets and liabilities:
Accounts receivable	2,730	1,103
Inventories	88	478
Prepaid expenses and other assets	(759)	(655)
Deferred income tax assets, net	(1,071)	(502)
Accounts payable	(2,040)	(1,549)
Accrued compensation and benefits	(1,022)	(1,988)
Other accrued liabilities	(112)	—
Income taxes payable	698	(1,115)
Deferred revenue	596	1,673

Net cash flow used in operating activities	(1,064)	(1,588)
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(760)	(560)
Purchase of investments	(11,508)	(53,044)
Purchase of businesses, net of cash acquired	(6)	(70)
Proceeds from sales and maturities of investments	10,719	21,910

Net cash flow used in investing activities	(1,555)	(31,764)
Cash flows from financing activities:
Proceeds from exercise of common stock options	64	687
Repurchase of common stock	—	(2,476)

Net cash provided by (used in) financing activities	64	(1,789)

Net decrease in cash flow	(2,555)	(35,141)
Effect of exchange rate changes on cash	17	4
Cash and cash equivalents at beginning of period	7,563	41,896

Cash and cash equivalents at end of period	$5,025	$6,759

Supplemental disclosures:
Cash paid during the period for income taxes	$29	$2,812

See the accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2005

1. Description of the Business and Summary of Significant Accounting Policies

The Business

Captaris, Inc. provides business information delivery solutions which enable our customers to capture, process, deliver, manage and archive data and documents. Our products and solutions address the fax server and e-document market, workflow and business process automation markets, as well as archiving and records management markets. We distribute our products globally primarily through independent distributors and value-added resellers. We also provide strategic and architectural technology consulting, custom development, integration of third party technologies and other services.

Basis of Presentation and Preparation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2005, and December 31, 2004, and for the three months ended March 31, 2005 and 2004, have been prepared by Captaris, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, reflect all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial condition, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for interim financial information in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The consolidated financial statements include the accounts of Captaris, Inc. and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The preparation of our consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and commitments at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. When the carrying values of assets and liabilities and commitments and contingencies are not readily apparent from other sources, we use estimates. Typically, estimates are used in accounting for the valuation of goodwill and other intangible assets, useful lives of intangible assets, equipment and leasehold improvements, inventory valuation allowances, revenue recognition, the estimated allowances for sales returns and doubtful accounts and income tax accruals. Actual results may differ significantly from these estimates. To the extent that there are material differences between these estimates and actual results, our presentation of our financial condition or results of operations may be affected. Our results of operations may fluctuate as a result of seasonal factors. Historically, our business experiences seasonality with a decline in revenue during the first quarter as compared to the prior year’s fourth quarter, building gradually during the second and third quarters, and ending with the fourth quarter as our largest quarter for revenue.

Certain prior-period balances have been reclassified to conform to the current period presentation.

On September 1, 2003, we sold the assets of MediaTel Corporation (“MediaTel”), our wholly owned subsidiary which operated the MediaLinq business. As such, in accordance with generally accepted accounting principles, results of operations have been classified, net of income taxes, as discontinued operations.

Summary of Significant Accounting Policies

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

CAPTARIS, INC.

We sell products through resellers, original equipment manufacturers (“OEM”s) and other channel partners, as well as directly to end-users. Except for OEM sales described below, we recognize product revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. All software licenses are bundled with 30 days of telephone support. We consider revenue associated with this telephone support to be insignificant, and therefore, we recognize this revenue when the software is shipped and record an estimate for the related cost of the telephone support. Revenue from term software licenses is recognized over the term of the license, generally twelve months. Whenever a software license, hardware, installation and post-contract customer support or “PCS” elements are sold together, we allocate the total arrangement fee among each element based on its respective fair value, which is the price charged when that element is sold separately. The amount of revenue assigned to each element is impacted by our judgment as to whether an arrangement includes multiple elements and, if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. Changes to the elements in an arrangement and our ability to establish VSOE for those elements could affect the timing of revenue recognition for these items. Revenue for PCS is recognized on a straight-line basis over the service contract term, ranging from one to five years. PCS includes rights to unspecified upgrades and updates, when and if available, and bug fixes. Installation revenue is recognized when the product has been installed at the customer’s site and accepted by the customer. Recognition of revenue from software sold with installation services is recognized either when the software is shipped or when the installation services are completed, depending on our agreement with the customer and whether the installation services are integral to the functionality of the software. Revenue from perpetual software licenses is recognized when the software has been shipped, provided that collection for such revenue is deemed probable. For software sold to resellers in which we have granted exchange rights, we defer the revenue until the reseller sells the software through to end-users.

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

Stock-Based Compensation

During the second quarter of 2001, we offered a limited non-compulsory exchange of employee stock options on a less than one-for-one basis. The exchange (which closed on July 10, 2001) resulted in the voluntary cancellation of employee stock options to purchase 3,135,720 shares of our common stock with varying exercise prices greater than $10.00 per share in exchange for 1,286,790 employee stock options with an exercise price of $2.11. The option exchange offer resulted in variable accounting treatment for a total of 1,993,250 options, representing the 1,286,790 new options granted in the exchange as well as all employee options modified during the year. Variable accounting treatment results in charges or credits recorded to stock based compensation, depending on fluctuations in quoted prices for our common stock and the number of stock options subject to variable accounting, neither of which can be predicted. At March 31, 2005 and 2004, the number of options to purchase common stock subject to variable accounting, were 167,178 and 230,703, respectively. In the first quarter of 2005, we recognized a benefit for variable stock compensation of $195,000. In the first quarter of 2004, we recorded a charge for variable stock compensation of $4,000.

We expect to continue to record stock compensation charges or benefits in the second, third and fourth quarters of 2005 for the options outstanding subject to variable accounting. The amount of these charges or benefits will depend on our stock price and the number of stock options subject to variable accounting that are outstanding during each quarter, neither of which can be predicted. These charges or benefits could have a material impact on our reported financial results in a particular quarter or for the year.

CAPTARIS, INC.

Allocation of stock compensation charges to the operating expense categories is as follows:

	Quarter Ended March 31,
	2005	2004
	(in thousands)
Cost of revenue	$(16)	$1
Research and development	(57)	(2)
Selling, general and administrative	(122)	5

Total stock compensation (benefit) expense	$(195)	$4

When we adopt SFAS No. 123(R) in the first quarter of 2006, stock compensation charges or benefits will be calculated in accordance with the new standard and charges or benefits related to options subject to variable accounting will cease. We are currently evaluating option valuation methodologies and assumptions in light of this new statement and as such, estimates of the effect of this statement cannot be reasonably determined at this time; however, we expect the adoption of SFAS No. 123(R) to have a material adverse effect on our results of operations.

We account for stock options under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost is recognized if there is no difference between the exercise price and fair market value at the date of grant. Had compensation cost for stock option grants been determined using the fair value method consistent with SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, our net loss and net loss per share would have been as shown in the following pro forma amounts:

	Quarter Ended March 31,
	2005	2004
	(in thousands, except per share data)
Net loss, as reported	$(1,945)	$(20)
Add: Stock compensation (benefit) expense, as reported, net of income taxes	(127)	2
Deduct: Total stock compensation expense determined under fair value based method for all awards, net of income taxes	350	586

Net loss, pro forma	$(2,422)	$(604)

Net loss per share:
Basic and diluted – as reported	$(0.07)	$(0.00)

Basic and diluted – pro forma	$(0.08)	$(0.02)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Quarter Ended March 31,
	2005	2004
Dividend yield	0.0%	0.0%
Volatility	42.4%	52.7%
Risk-free interest rate	4.03%	1.94%
Expected life (in years)	3.0	3.0

CAPTARIS, INC.

Net Loss Per Common Share

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

The following table sets forth the computation of basic and diluted loss per common share:

	Quarter Ended March 31,
	2005	2004
	(in thousands, except per share data)
Numerator:
Loss from continuing operations	$(1,951)	$(20)
Income from discontinued operations	6	—

Net loss	$(1,945)	$(20)

Denominator:
Weighted average shares outstanding – basic	29,466	32,293
Dilutive effect of common shares from stock options	—	—

Weighted average shares outstanding – diluted	29,466	32,293

Basic and diluted net loss per common share:
Basic and diluted loss from continuing operations	$(0.07)	$0.00
Basic and diluted income from discontinued operations	0.00	—

Basic and diluted net loss per share	$(0.07)	$0.00

For the quarters ended March 31, 2005 and 2004, we excluded 327,082 and 569,080 common stock equivalents, respectively, from the calculation of diluted loss per share because such securities were antidilutive in those periods due to the net losses from continuing operations. Employee stock options to purchase 3,514,748 shares and 2,274,379 shares in the three months ended March 31, 2005 and 2004, respectively, were outstanding, but were not included in the computation of diluted loss per share because the exercise price of the stock options was greater than the average share price of the common shares; therefore, the effect would have been antidilutive.

2. Segment Reporting

Historically, we classified our business into two major segments: Software Products and E-document Services. In September 2003, we sold the assets of our E-document services operating segment, MediaTel Corporation. As a result of the sale, we now operate in only one operating segment.

Revenue by geographic region, as determined by shipping destination, was as follows:

	Quarter Ended March 31,
	2005	2004
	(in thousands)
United States of America	$13,816	$13,738
Canada	606	261
United Kingdom	441	769
Other	3,884	3,407

Total net revenue	$18,747	$18,175

Revenue from other consists primarily of sales to Asia Pacific, the Middle East, Africa and to countries in the Latin America region.

CAPTARIS, INC.

3. Changes in Shareholders’ Equity

(in thousands, except share data)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity	Total Comprehensive Loss
Balance at December 31, 2004	29,451,973	$295	$55,410	$748	$49,788	$106,241
Exercise of stock options	26,647	—	64	—	—	64
Stock compensation benefit	—	—	(195)	—	—	(195)
Unrealized loss on investments, net of income tax benefit of $3	—	—	—	(9)	—	$(9)	$(9)
Foreign currency translation adjustment	—	—	—	(86)	—	(86)	(86)
Net loss	—	—	—	—	(1,945)	(1,945)	(1,945)

Balance at March 31, 2005	29,478,620	$295	$55,279	$653	$47,843	$104,070	$(2,040)

Total comprehensive loss was $2.0 million for the quarter ended March 31, 2005 compared to $120,000 for the quarter ended March 31, 2004.

4. Repurchase Program

Pursuant to a stock repurchase plan approved by our Board of Directors, we repurchased $2.5 million during the first quarter of 2004. We did not repurchase any shares in the first quarter of 2005. In January 2005, the Board of Directors approved an $11.0 million increase to its previously announced stock repurchase program. Including the increase, $15.0 million remains available at March 31, 2005 to repurchase shares. We may repurchase shares in the future subject to open trading windows, overall market conditions, stock prices and our cash position and requirements going forward. The repurchase program will continue until the earlier of (a) such time when the maximum dollar amount authorized has been utilized or (b) our Board of Directors elects to discontinue the repurchase program.

5. Commitments and Contingencies

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

CAPTARIS, INC.

6. Sale of CallXpress Product Line

On September 29, 2003, we sold our CallXpress product line to Applied Voice and Speech Technologies, Inc. (“AVST”). Concurrent with the transaction, we entered into an earn-out agreement with AVST which entitled us to receive additional payments of up to $1.0 million per year for each of the three years following the sale, depending on AVST’s success in achieving certain revenue targets. On March 2, 2005, we received a report from AVST, and payment of $1.0 million, confirming achievement of the revenue target for 2004. This payment was additional gain on the sale of the CallXpress product line and was classified on our income statement in operating expenses in the first quarter of 2005.

7. Legal Proceedings

One of the services provided by MediaTel Corporation, a wholly owned subsidiary of Captaris, until its business was sold, was the transmission of facsimiles to travel industry participants on behalf of travel service providers. MediaTel held a license to use a database supplied by NFO PLOG and then Northstar Travel Media that listed recipients for these facsimiles. All of the assets of MediaTel were sold to a subsidiary of PTEK Holdings, Inc. (“PTEK”) on September 1, 2003. On or about July 29, 2003, Travel 100 Group, Inc. (“Travel 100”) filed three lawsuits in Circuit Court in Cook County, Illinois, one against Mediterranean Shipping Company (“Mediterranean”), the second against The Melrose Hotel Company (“Melrose”) and the third against Oceania Cruises (“Oceania”). On or about April 13, 2004, a fourth lawsuit was filed by another travel agent, Travel Travel Kirkwood, Inc. (“Kirkwood”), against Oceania Cruises. That case was subsequently removed to the U.S. District Court, Eastern District of Missouri. The complaints are substantially identical in form and allege violations of the Telephone Consumer Protection Act in connection with the receipt of facsimile advertisements that were transmitted by MediaTel. Each of the Travel 100 complaints seeks injunctive relief and unspecified damages and certification as a class action on behalf of Travel 100 and others similarly situated throughout the United States that received the facsimile advertisements. The Kirkwood complaint seeks injunctive relief and unspecified damages but does not seek to certify a class action. Under the Telephone Consumer Protection Act, a court can impose liability of $500 per fax on a party that sends a fax without the consent of the recipient. A court can increase the liability to $1,500 per fax if the sending of the fax is willful.

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

In the Oceania case, plaintiff, Travel 100, filed a motion to voluntarily dismiss the Oceania complaint because, according to Travel 100’s counsel, Travel 100 no longer wanted to participate in the prosecution of that case. Plaintiff’s counsel requested that it be given 90 days to find another plaintiff to pursue the claim that Travel 100 had filed, and that if it could not find a plaintiff within that period then the complaint would be dismissed. Captaris and Oceania opposed allowing plaintiff’s counsel 90 days to find a substitute plaintiff. On March 24, 2005, the Court agreed with Captaris and Oceania and dismissed Travel 100’s complaint against Oceania, without allowing 90 days to find a substitute plaintiff. The Court in turn dismissed Oceania’s complaint against Captaris and MediaTel without prejudice. Accordingly, the Oceania case is no longer pending.

Discovery is ongoing in all other cases and the parties are in the process of working out a schedule for a class certification briefing. We expect the plaintiffs in the Mediterranean case to push for a hearing on class certification in the second half of 2005.

We have tendered these claims to our general liability insurance carrier and coverage has been disputed. Even if coverage is determined to apply, since the potential liability of these claims is substantially in excess of our coverage limits, there can be no assurance that our coverage will be sufficient to satisfy any damages we are required to pay.

CAPTARIS, INC.

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

8. New Accounting Pronouncements

On April 14, 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a new rule that amends the effective dates for Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment. Under SFAS 123R, public registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The SEC’s new rule allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. For calendar year-end companies this means that SFAS 123R compliance will be required no later than the first quarter of 2006. The SEC’s new rule does not change the accounting required by SFAS 123R; it changes only the dates for compliance with the standard. We are currently evaluating option valuation methodologies and assumptions in light of this new statement. As such, at this time we have not estimated the effect of this statement on our results of operations. However, we expect the adoption of SFAS 123(R) to have a material adverse effect on our results of operations.

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective for no later than the end of fiscal year ending December 15, 2005. We do not expect the adoption of this standard to have a material effect on our financial position, results of operations or cash flows.

CAPTARIS, INC.

It em 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this document and the 2004 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 2005.

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” “seek,” “target” or the negative of these terms or other terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in the “Factors That May Affect Our Business, Future Operating Results, Financial Condition and Market Price of Our Stock” section included elsewhere in this report. These factors may cause our actual results to differ materially from any forward-looking statements. Except as required by law, we undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

Captaris Business Information Delivery (“BID”) solutions capture, process, deliver, manage and archive data and documents enabling customers to reduce costs and increase the performance of critical business information investments. Through our global distribution network, we deliver software products and services that help organizations manage and leverage the value of corporate information. In partnership with leading enterprise technology companies, we have installed more than 90,000 systems in 95 countries in companies of all sizes, including the entire current Fortune 100. Our products and solutions address the fax server and e-document market, workflow and business process automation markets, as well as archiving and records management markets. We distribute our products primarily through independent distributors and value-added resellers. Our products run on off-the-shelf server hardware and on Microsoft certified software platforms including Microsoft® Windows NT, Windows 2000, Windows 2003 and Windows XP. We utilize the Microsoft.NET development tools widely in our suite of products and interface with a wide variety of hardware equipment and enterprise software products. Captaris was incorporated in the State of Washington in 1982. Our principal executive offices are located in Bellevue, Washington.

During the first three months of 2005, we continued to concentrate on our six strategic areas of focus: strengthening our reseller channels; enhancing our strategic partnerships; creating vertical market solutions; extending our product offerings; growing enterprise accounts; and expanding our solutions capabilities. Net revenue for the first three months of 2005 increased by $572,000 or 3.1% compared to the first three months of 2004. The decline in RightFax revenue in the first quarter of 2005 compared to the first quarter of 2004 was primarily due to the timing of revenue from OEM partners and large enterprise deals, resulting in a net reduction of $1.3 million from the same quarter in the prior year. Revenue for the first quarter of 2004 was strong with revenue growth of 29.8% over the first quarter of 2003, which was above our historical growth trend. This decrease in RightFax revenue is partially offset by an increase in revenue from maintenance agreements. Our new BID product lines contributed $2.6 million of net revenue in the first quarter of 2005 compared to $738,000 in the first quarter of 2004. Gross margin remained relatively flat year over year with an increase from 66.1% in the first quarter of 2004 to 66.2% in the first quarter of 2005. The gross margin from our RightFax product line decreased in the first quarter of 2005 compared to the first quarter 2004 due to lower sales. This decrease was offset by increased sales of our new BID product lines which contribute higher gross margins compared to the RightFax product line, which contributes lower gross margins as it is bundled with our lower margin hardware products.

Aggregate research and development, selling, general and administrative expenses and amortization expenses, net of gain on the sale of the CallXpress product line and stock compensation benefit, increased by $3.3 million or 26.5% in the first quarter of 2005 compared to the first quarter of 2004, due primarily to increased cost associated with compliance with the Sarbanes-Oxley Act of 2002, investing in additional staff in our accounting, finance and compliance functions, and sales, marketing and development expenses related to the Alchemy product line.

Consolidated cash, cash equivalents and investments at March 31, 2005 were $55.5 million, a decrease of approximately $1.8 million from December 31, 2004. During the first three months of 2005, cash used in operating activities was approximately $1.1 million and cash used in investing was $1.6 million. Our first quarter typically has a high demand for cash due to the timing of payments for annual incentive programs, insurance and software licenses. In addition, our business experiences seasonality with a decline in revenue during the first quarter as compared to the prior year’s fourth quarter, building gradually during the second and third quarters, and ending with the fourth quarter as our largest quarter for revenue.

CAPTARIS, INC.

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

On an ongoing basis, we evaluate our estimates used, including those related to the valuation of goodwill and other intangible assets, useful lives of intangible assets and equipment and leasehold improvements, inventory valuation allowances, revenue recognition, the estimated allowances for sales returns and doubtful accounts and income tax accruals. We believe that the following accounting policies are critical to understanding our historical and future performance, as these policies may involve a higher degree of judgment and complexity than others. For a detailed discussion on the application of these and other accounting policies, see Note 1 in Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

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

We sell products through resellers, original equipment manufacturers (“OEM”s) and other channel partners, as well as directly to end-users. Except for OEM sales described below, we recognize product revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. All software licenses are bundled with 30 days of telephone support. We consider revenue associated with this telephone support to be insignificant, and therefore, we recognize this revenue when the software is shipped and record an estimate for the related cost of the telephone support. Revenue from term software licenses is recognized over the term of the license, generally twelve months. Whenever a software license, hardware, installation and post-contract customer support or “PCS” elements are sold together, we allocate the total arrangement fee among each element based on its respective fair value, which is the price charged when that element is sold separately. The amount of revenue assigned to each element is impacted by our judgment as to whether an arrangement includes multiple elements and, if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. Changes to the elements in an arrangement and our ability to establish VSOE for those elements could affect the timing of revenue recognition for these items. Revenue for PCS is recognized on a straight-line basis over the service contract term, ranging from one to five years. PCS includes rights to unspecified upgrades and updates, when and if available, and bug fixes. Installation revenue is recognized when the product has been installed at the customer’s site and accepted by the customer. Recognition of revenue from software sold with installation services is recognized either when the software is shipped or when the installation

CAPTARIS, INC.

services are completed, depending on our agreement with the customer and whether the installation services are integral to the functionality of the software. Revenue from perpetual software licenses is recognized when the software has been shipped, provided that collection for such revenue is deemed probable. For software sold to resellers in which we have granted exchange rights, we defer the revenue until the reseller sells the software through to end-users.

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

Valuation of inventory at lower of cost or market value. Due to rapid changes in technology, it is possible that older products in inventory may become obsolete or that we may sell these products below cost. When we determine that the carrying value of inventories is not recoverable, we write-down inventories to market value. If actual market conditions are less favorable than we project, inventory write-downs may be required, which may have a material adverse effect on our financial results.

Classification of investments and assessment of related unrealized losses. We classify our short-term and long-term investments as “available-for-sale.” Our portfolio consists primarily of money market funds, adjustable rate mortgage-backed securities, municipal and U.S. government agency-backed securities and are recorded at fair market value. We determine the fair value of our investments based on quoted market prices. Investments with expected maturities of one year or less are classified as short-term. We recognize realized gains and losses upon sale of investments using the specific identification method. We believe that the expected lives of our mortgage-backed securities investments are much shorter than the stated maturities due to mortgage refinances and sales of homes. Accordingly, we have estimated the portion of the mortgages likely to be prepaid within one year based on historical prepayment data, current interest rates and other economic factors, and classified a portion of these investments as short-term. Unrealized gains and losses, net of any income tax effect, are recorded as a component of other comprehensive income. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income over the term of the investment.

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

CAPTARIS, INC.

Valuation of acquired businesses, assets and liabilities. Our business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. As of March 31, 2005 our goodwill and intangible assets, net of accumulated amortization, were $44.8 million. The determination of the fair value of such intangible assets and goodwill is a critical and complex consideration that involves significant assumptions and estimates. These assumptions and estimates are based on our best judgments and could materially affect our financial condition and results of operations.

Impairment of goodwill. Goodwill is tested for impairment on an annual basis in the first quarter of the year, and on an interim basis in certain circumstances. We conducted our annual assessment during the first quarter of 2005 and determined our goodwill at March 31, 2005, was not impaired. Our judgments regarding the existence of impairment indicators include our assessment of the impacts of legal factors; market and economic conditions; the results of our operational performance and strategic plans; competition and market share; and any potential for the sale or disposal of a significant portion of our principal operations. If we conclude that indicators of impairment exist, we then assess the fair value of goodwill. The valuation process provides an estimate of a fair value of goodwill using a discounted cash flow model and includes many assumptions and estimates. Once the valuation is determined, we will write-down goodwill to its determined fair value, if necessary. Any write-down could have a material adverse effect on our financial condition and results of operations.

Impairment of equipment, leasehold improvements, long-lived assets and other intangible assets. We periodically review long-lived assets, other intangibles and product lines that we are more likely than not to sell or otherwise dispose of before the end of the asset’s previously estimated useful life to determine if there is any impairment of these assets. We assess the impairment of these assets, or the need to accelerate amortization, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our long-lived assets and other intangibles. Future events could cause us to conclude that impairment indicators exist and that the assets should be reviewed to determine their fair value. The valuation process provides an estimate of a fair value of these assets using a discounted cash flow model and includes many assumptions and estimates. Once the valuation is determined, we will write-down these assets to their determined fair value, if necessary. Any write-down could have a material adverse effect on our financial condition and results of operations. For information regarding intangible asset impairment, see discussion under “Impairment of Intangible Assets” below.

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

CAPTARIS, INC.

Results of Operations

Net Revenue

We derive net revenue primarily from licensing software as well as follow-on sales of add-on software modules and the sale of maintenance and support agreements. We continue to distribute fax boards with a significant number of our RightFax product sales for which we receive a margin significantly less than the margin on our software products. Our new BID product lines consist of our Workflow and Alchemy products and related services.

	Quarter Ended March 31,
	2005	% Change from 2004	2004
	(in thousands)
RightFax product line	$16,139	(7.4)%	$17,437
New BID product lines	2,608	253.4%	738

Net revenue	$18,747	3.1%	$18,175

Net revenue for the first three months of 2005 increased by $572,000 or 3.1% compared to the first three months of 2004. The decline in RightFax revenue in the first quarter of 2005 compared to the first quarter of 2004 was primarily due to the timing of revenue from OEM partners and large enterprise deals, resulting in a net reduction of $1.3 million from the same quarter in the prior year. Revenue for the first quarter of 2004 was strong with revenue growth of 29.8% over the first quarter of 2003, which was above our historical growth trend. This decrease in RightFax revenue was partially offset by an increase in revenue from maintenance agreements. Our new BID product lines contributed $2.6 million of net revenue in the first quarter of 2005 compared to $738,000 in the first quarter of 2004. International net revenue represented approximately 26.3% and 24.4% of total net revenue for the first quarters ended March 31, 2005 and 2004, respectively. International revenue from the RightFax product line represented 24.0% of total net revenue for the first quarter of 2005 compared to 22.5% for first quarter 2004. The increase in revenue from our international regions was due to our continued investment and expansion into international markets. We expect the portion of our revenue derived from international markets to continue to increase in 2005 because a significant portion of our new BID product line sales are made internationally.

We anticipate that consolidated net revenue will grow by approximately 17.0% to 23.0% in 2005 compared to 2004 due to an increase in the volume of software licenses sold as well as recognition of a full twelve months in 2005 of revenue from the Alchemy product line, which we acquired in late October 2004. We anticipate that net revenue for 2005 from the RightFax product line will be reasonably consistent with the prior three years growth rate. Historically, our business experiences seasonality with a decline in revenue during the first quarter as compared to the prior year’s fourth quarter, building gradually during the second and third quarters, and ending with the fourth quarter as our largest quarter for revenue. We anticipate this pattern to continue in 2005.

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

	Quarter Ended March 31,
	2005	Change from 2004	2004
	(in thousands)
Gross profit	$12,411	$404	$12,007
Percentage of revenue	66.2%		66.1%

Gross margin remained relatively flat year over year with an increase from 66.1% in the first quarter of 2004 to 66.2% in the first quarter of 2005. The gross margin from our RightFax product line decreased in the first quarter of 2005 compared to the first quarter 2004 due to lower sales. This decrease was offset by increased sales of our new BID product lines which contribute higher gross margins compared to the RightFax product line which contributes lower gross margins as it is bundled with our lower margin hardware products. We anticipate gross profit as a percentage of revenue for 2005 will increase slightly from 2004 due to increased revenue from the our new BID product lines.

CAPTARIS, INC.

Research and Development

Research and development expenses consist primarily of salaries and benefits and related expenses for developers, product managers, quality assurance personnel and payments to outside contractors for programming services.

	Quarter Ended March 31,
	2005	Change from 2004	2004
	(in thousands)
Research and development	$3,401	$1,270	$2,131
Percentage of revenue	18.1%		11.7%

For the quarter ended March 31, 2005, research and development expenses increased compared to the quarter ended March 31, 2004, primarily due to additional spending on engineering and testing costs relating to the Alchemy product line, which we acquired in our acquisition of IMR in late October 2004.

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

	Quarter Ended March 31,
	2005	Change from 2004	2004
	(in thousands)
Selling, general and administrative	$12,909	$2,838	$10,071
Percentage of revenue	68.9%		55.4%

The increase in selling, general and administrative expenses in the first quarter of 2005 compared to 2004 was primarily attributable to the following: 1) an increase of approximately $1.4 million in employee costs related to the addition of sales and marketing staff to support the increase in sales of our products including the new Alchemy product line acquired in late October 2004; 2) costs incurred for audit, legal and consulting services in the first quarter of 2005 related to compliance with the Sarbanes-Oxley Act of 2002. Total external costs, third-party consultants and outside audit services for our Sarbanes-Oxley Act of 2002 project in the first quarter of 2005 were approximately $600,000 compared to $95,000 in the first quarter of 2004; and 3) an increase of approximately $300,000 in general and administrative employee expenses related to the additional internal finance, information systems and legal staff.

We expect selling, general and administrative expenses in 2005 to increase in the coming quarters over 2004 resulting from the inclusion of selling, general and administrative expenses related to the Alchemy product line and as we continue to focus our efforts on our sales and marketing strategies. We expect to continue to incur elevated expenses similar to 2004 associated with our compliance with the Sarbanes-Oxley Act of 2002.

CAPTARIS, INC.

Amortization of Intangible Assets

Amortization of intangible assets is a result of the acquisitions of IMR and Teamplate, in addition to amortization expense associated with two nonexclusive license agreements with Syntellect and AudioFax. Amortization expense for acquired core technology and license agreements is recorded in cost of revenue and was $481,000 and $201,000 for the quarters ended March 31, 2005 and 2004, respectively. Amortization expense recorded in operating expenses related to the acquisitions was $454,000 and $103,000 for the quarters ended March 31, 2005 and 2004, respectively.

Sale of CallXpress Product Line

On September 29, 2003, we sold our CallXpress product line to Applied Voice and Speech Technologies, Inc. (“AVST”). Concurrent with the transaction, we entered into an earn-out agreement with AVST which entitled us to receive additional payments of up to $1.0 million per year for each of the three years following the sale, depending on AVST’s success in achieving certain revenue targets. On March 2, 2005, we received a report from AVST, and payment of $1.0 million, confirming achievement of the revenue target for 2004. This payment was additional gain on the sale of the CallXpress product line and was classified on our income statement in operating expenses in the first quarter of 2005.

Stock Compensation

During the second quarter of 2001, we offered a limited non-compulsory exchange of employee stock options on a less than one-for-one basis. The exchange (which closed on July 10, 2001) resulted in the voluntary cancellation of employee stock options to purchase 3,135,720 shares of our common stock with varying exercise prices greater than $10.00 per share in exchange for 1,286,790 employee stock options with an exercise price of $2.11. The option exchange offer resulted in variable accounting treatment for a total of 1,993,250 options, representing the 1,286,790 new options granted in the exchange as well as all employee options modified during the year. Variable accounting treatment results in charges or credits recorded to stock based compensation, depending on fluctuations in quoted prices for our common stock and the number of stock options subject to variable accounting, neither of which can be predicted. At March 31, 2005 and 2004, the number of options to purchase common stock subject to variable accounting, were 167,178 and 230,703, respectively. In the first quarter of 2005, we recognized a benefit for variable stock compensation of $195,000. In the first quarter of 2004, we recorded a charge for variable stock compensation of $4,000.

We expect to continue to record stock compensation charges or benefits in the second, third and fourth quarters of 2005 for the options outstanding subject to variable accounting. The amount of these charges or benefits will depend on our stock price and the number of stock options subject to variable accounting that are outstanding during each quarter, neither of which can be predicted. These charges or benefits could have a material impact on our reported financial results in a particular quarter or for the year. When we adopt SFAS No. 123(R) in the first quarter of 2006, stock compensation charges or benefits will be calculated in accordance with the new standard and charges or benefits related to options subject to variable accounting will cease. We are currently evaluating option valuation methodologies and assumptions in light of this new statement and as such, estimates of the effect of this statement cannot be reasonably determined at this time; however, we expect the adoption of SFAS No. 123(R) to have a material adverse effect on our results of operations. See New Accounting Pronouncements below.

Other Income, Net

Other income, net, consists primarily of investment income and foreign currency transaction gains and losses. For the quarters ended March 31, 2005 and 2004, net other income was $167,000 and $270,000, respectively. The decline in net other income was primarily a result of a decrease in interest income due to a decrease in our invested cash balances. Our invested cash balances have decreased significantly primarily due to our use of $26.4 million of cash to acquire IMR in October 2004 and $16.5 million of cash to repurchase and redeem our common stock in 2004. Assuming interest rates remain at recent levels, we expect interest income to further decline during 2005 due to the reduction in our investment balances.

Income Tax Benefit

We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish accruals for tax-related uncertainties based on estimates of whether, and to the extent which, additional taxes and interest will be due. These accruals are established when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and may not be sustained on review by tax authorities. We adjust these accruals in light of

CAPTARIS, INC.

changing facts and circumstances, such as the closing of a tax audit or the expiration of statutes of limitations. The provision for income taxes includes the impact of potential tax claims and changes to accruals that we consider appropriate, as well as the related penalties and interest.

Our effective tax rates differ from the statutory rate primarily due to acquisition-related costs, research and development tax credits, state taxes, the tax impact of foreign operations, tax exempt interest income and accruals for certain tax exposures discussed above. In the first quarter of 2005 and 2004, we recorded an income tax benefit of $1.0 million and $12,000, respectively, on income from continuing operations. We anticipate the effective tax rate for 2005 to be approximately 35.0%.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, short-term investments available-for-sale and long-term investments available-for-sale. Our portfolio consists primarily of money market funds, adjustable rate mortgage-backed securities, municipal and U.S. government agency-backed securities. At March 31, 2005, cash and cash equivalents and investment balances totaled $55.5 million, down $1.8 million from December 31, 2004. The cash and investments decrease in the first quarter of 2005 was due primarily to cash used in operations of $1.1 million and the purchase of assets of $760,000. This decrease was partially offset by $64,000 of proceeds received from the exercise of stock options through our employee stock option plans.

Cash flow used in operations during the first quarter of 2005 was $1.1 million compared to cash used of $1.6 million during the first quarter of 2004. This decrease in cash used in the first quarter of 2005, compared to cash used in the first quarter of 2004, was primarily attributable to a decrease in cash paid for compensation and benefits in the first quarter of 2005 compared to 2004, resulting from lower bonuses paid on the 2004 bonus plan and lower tax payments in the first quarter of 2005 compared to the first quarter of 2004. These lower bonus and tax payments are due primarily to incurring an operating loss in 2004 compared to net income in 2003. This decrease in the use of cash was partially offset by a greater net loss and a greater use of cash for payables in the first quarter of 2005 compared to 2004.

Cash used in investing activities during the first quarter of 2005 was $1.6 million, consisting primarily of purchases of marketable investments and capital equipment, partially offset by proceeds from maturities and sales of marketable investments. Net cash provided by investing activities for the quarter ended March 31, 2004 was $31.8 million and consisted of proceeds from maturities and sales of marketable securities, partially offset by purchases of marketable securities and certain capital equipment.

Cash provided from financing activities during the first quarter of 2005 was $64,000 as compared to cash used in financing activities of $1.8 million in the first quarter of 2004. In the first quarter of 2004 we repurchased $2.5 million of our common stock under our repurchase program. This was partially offset by cash provided from the exercise of stock options through our employee stock option plans of $687,000. We had no repurchases of our common stock in the first quarter of 2005 and we received $64,000 of proceeds from the exercise of employee stock options.

We believe existing cash and short-term investments together with funds generated from operations will be sufficient to meet our anticipated working capital needs and capital expenditure needs for the next twelve months and the foreseeable future.

In addition to cash, cash equivalents and investment balances, we have a $1.0 million irrevocable standby letter of credit. We have collateralized the letter of credit with a $1.0 million restricted certificate of deposit, which secures our corporate headquarters lease.

New Accounting Pronouncements

On April 14, 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a new rule that amends the effective dates for Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment. Under SFAS 123R, public registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The SEC’s new rule allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. For calendar year-end companies this means that SFAS 123R compliance will be required no later than the first quarter of 2006. The SEC’s new rule does not change the accounting required by SFAS 123R; it changes only the dates for compliance with the standard. We are currently evaluating option valuation methodologies and assumptions in light of this new statement. As such, at this time we have not estimated the effect of this statement on our results of operations. However, we expect the adoption of SFAS 123(R) to have a material adverse effect on our results of operations.

CAPTARIS, INC.

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective for no later than the end of fiscal year ending December 15, 2005. We do not expect the adoption of this standard to have a material effect on our financial position, results of operations or cash flows.

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

CAPTARIS, INC.

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

CAPTARIS, INC.

We believe the main competitive factors affecting our business are breadth and quality of software alternatives, product integration, ability to respond to technological change, relationships with distributors, strategic partners, value-added resellers and systems integrators, price, size of the installed base, level of customer support and professional services.

In the market for LAN-based fax systems, our principal competitors are Esker, Inc. S.A., Biscom, Inc., TOPCALL International AG, Omtool, Ltd., Fenestrae and GFI Software, Ltd. Our fax server products also compete broadly with vendors offering a range of alternative fax solutions, including operating systems containing fax and document transmission features, low-end fax modem products, desktop fax software, single-platform fax software products, outsource fax players and customized proprietary software solutions. The direct competitors of our business process automation products include K2.net (SourceCode Technology Holdings, Ltd.), Metastorm, Ultimus, Inc. and Skelta Software, Pvt. Ltd. Our main competitors for archiving and records management solutions are Hyland Software, Inc., EMC Corporation and Stellent, Inc.

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

CAPTARIS, INC.

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

CAPTARIS, INC.

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

We have been named as third-party defendants in three lawsuits alleging violations of the Telephone Consumer Protection Act in connection with the receipt by the plaintiffs of facsimile advertisements that were transmitted by MediaTel Corporation, our wholly owned subsidiary, before its business was sold in September 2003. The complaints seek injunctive relief and unspecified damages and two of the lawsuits seek certification as a class action on behalf of the plaintiff and others similarly situated throughout the United States that received the facsimile advertisements. Under the Telephone Consumer Protection Act, a court can impose liability of $500 per fax on a party that sends a fax without consent of the recipient and can increase the liability to $1,500 per fax if the sending of the fax is willful. Additional information regarding these matters is disclosed under “Legal Proceedings” in this Quarterly Report on Form 10-Q.

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

CAPTARIS, INC.

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

As discussed in Item 9A of Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on May 2, 2005, we have concluded that we have material weaknesses in our internal control over financial reporting and, as a result, that our internal control over financial reporting was not effective as of December 31, 2004.

CAPTARIS, INC.

We are endeavoring to remediate the material weaknesses we have identified and continue to improve and enhance our internal control over financial reporting. If we are unable to improve our internal controls, our ability to report our financial results in a timely and accurate basis could be adversely affected which could have a substantial adverse effect on our ability to operate our business. Deficient internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our company is exposed to market risk, changes in interest rates and foreign currency exchange rates, each of which could adversely affect the value of the our investments. We do not currently use derivative financial instruments to hedge this risk.

Interest rate risk

We maintain an investment portfolio consisting primarily of investment grade interest bearing securities. These securities are classified as “available-for-sale” securities. The interest bearing securities in our portfolio are subject to interest rate risk and will fall in value if market interest rates increase. Conversely, declines in interest rates could have a material impact on interest earnings of our investment portfolio. If market interest rates were to increase immediately and uniformly by 100 basis points from levels at March 31, 2005, the decline in the fair value of the portfolio would be approximately $280,000. Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results, financial condition or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.

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

We performed a sensitivity analysis assuming a hypothetical 10.0% adverse movement in foreign exchange rates to the underlying foreign currency exposures described above. The sensitivity analysis indicated that a hypothetical 10.0% adverse movement in foreign currency exchange rates would result in a $372,000 loss in fair values of foreign currency denominated assets and liabilities at March 31, 2005.

CAPTARIS, INC.

Item 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), we have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on our evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2005 to ensure that information required to be disclosed in this report is recorded, processed, summarized and reported within the appropriate time periods. The basis for this determination was that we have identified material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. These material weaknesses are described in our management’s report on internal control over financial reporting that is included in Amendment No. 1 to our Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission on May 2, 2005. As of March 31, 2005, we had not fully remediated these weaknesses. As a result, additional review, evaluation and oversight were required on the part of management to ensure we adequately compensated for the weaknesses in our internal control over financial reporting.

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

During the first quarter of 2005, we made the following key improvements:

1.	We hired additional financial, information systems and legal staff.

2.	The board approved a project to re-implement our financial systems. We selected an implementation team and commenced work on this project.

Except for the items noted above, there have been no other changes in our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to improve and enhance the design and operation of our internal control processes and procedures and to upgrade staff to strengthen our internal controls.

CAPTARIS, INC.

Part II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

One of the services provided by MediaTel Corporation, a wholly owned subsidiary of Captaris, until its business was sold, was the transmission of facsimiles to travel industry participants on behalf of travel service providers. MediaTel held a license to use a database supplied by NFO PLOG and then Northstar Travel Media that listed recipients for these facsimiles. All of the assets of MediaTel were sold to a subsidiary of PTEK Holdings, Inc. (“PTEK”) on September 1, 2003. On or about July 29, 2003, Travel 100 Group, Inc. (“Travel 100”) filed three lawsuits in Circuit Court in Cook County, Illinois, one against Mediterranean Shipping Company (“Mediterranean”), the second against The Melrose Hotel Company (“Melrose”) and the third against Oceania Cruises (“Oceania”). On or about April 13, 2004, a fourth lawsuit was filed by another travel agent, Travel Travel Kirkwood, Inc. (“Kirkwood”), against Oceania Cruises. That case was subsequently removed to the U.S. District Court, Eastern District of Missouri. The complaints are substantially identical in form and allege violations of the Telephone Consumer Protection Act in connection with the receipt of facsimile advertisements that were transmitted by MediaTel. Each of the Travel 100 complaints seeks injunctive relief and unspecified damages and certification as a class action on behalf of Travel 100 and others similarly situated throughout the United States that received the facsimile advertisements. The Kirkwood complaint seeks injunctive relief and unspecified damages but does not seek to certify a class action. Under the Telephone Consumer Protection Act, a court can impose liability of $500 per fax on a party that sends a fax without the consent of the recipient. A court can increase the liability to $1,500 per fax if the sending of the fax is willful.

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

In the Oceania case, plaintiff, Travel 100, filed a motion to voluntarily dismiss the Oceania complaint because, according to Travel 100’s counsel, Travel 100 no longer wanted to participate in the prosecution of that case. Plaintiff’s counsel requested that it be given 90 days to find another plaintiff to pursue the claim that Travel 100 had filed, and that if it could not find a plaintiff within that period then the complaint would be dismissed. Captaris and Oceania opposed allowing plaintiff’s counsel 90 days to find a substitute plaintiff. On March 24, 2005, the Court agreed with Captaris and Oceania and dismissed Travel 100’s complaint against Oceania, without allowing 90 days to find a substitute plaintiff. The Court in turn dismissed Oceania’s complaint against Captaris and MediaTel without prejudice. Accordingly, the Oceania case is no longer pending.

Discovery is ongoing in all other cases and the parties are in the process of working out a schedule for a class certification briefing. We expect the plaintiffs in the Mediterranean case to push for a hearing on class certification in the second half of 2005.

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

CAPTARIS, INC.

respect of these cases in the future, either of which could materially and adversely affect our results of operations, cash flows and financial condition for the quarter or year in which any accrual is recorded or any damages are paid.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Pursuant to our previously announced share repurchase program approved by our Board of Directors, we repurchased $2.5 million of our common stock (or 423,700 shares) during the first quarter of 2004. We did not repurchase any shares in the first quarter of 2005. In January 2005, the Board of Directors approved an $11.0 million increase to the share repurchase program. Including the increase, approximately $15.0 million remains available to repurchase shares as of March 31, 2005. We may repurchase shares in the future subject to open trading windows, overall market conditions, stock prices and our cash position and requirements going forward. The repurchase program will continue until the earlier of (a) such time when the maximum dollar amount authorized has been utilized or (b) our Board of Directors elects to discontinue the repurchase program.

The following table summarizes information regarding shares repurchased during the quarter ended March 31, 2005.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Repurchase Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
January 1 through 31, 2005	—	—	—	$15,000,000
February 1 through 28, 2005	—	—	—	15,000,000
March 1 through 31, 2005	—	—	—	15,000,000

Three months ended March 31, 2005	—	—	—	$15,000,000

Item 6.	EXHIBITS

Exhibits

10.1*	Form of Stock Option Grant Notice for Executive Officers and Directors under the 1989 Restated Stock Option Plan

10.2*	Captaris, Inc. 2005 Incentive Plan. (Previously filed with, and incorporated by reference to, Exhibit 10.3 to our 2004 Annual Report on Form 10-K; File No. 0-25186.)

10.3*	Captaris, Inc. Executive Severance Pay Plan. (Previously filed with, and incorporated by reference to, Exhibit 10.4 to our 2004 Annual Report on Form 10-K; File No. 0-25186.)

10.4*	Change in Control Agreement dated March 15, 2005, between Captaris, Inc. and David Anastasi. (Previously filed with, and incorporated by reference to, Exhibit 10.5 to our 2004 Annual Report on Form 10-K; File No. 0-25186.)

10.5*	Change in Control Agreement dated March 15, 2005, between Captaris, Inc. and Matthias M. Scheuing. (Previously filed with, and incorporated by reference to, Exhibit 10.6 to our 2004 Annual Report on Form 10-K; File No. 0-25186.)

10.6*	Change in Control Agreement dated March 15, 2005, between Captaris, Inc. and Peter Papano. (Previously filed with, and incorporated by reference to, Exhibit 10.7 to our 2004 Annual Report on Form 10-K; File No. 0-25186.)

10.7*	Director Compensation Summary. (Previously filed with, and incorporated by reference to, Exhibit 10.11 to our 2004 Annual Report on Form 10-K; File No. 0-25186.)

31.1	Rule 13a-14(a) Certification (Chief Executive Officer)

31.2	Rule 13a-14(a) Certification (Chief Financial Officer)

32.1	Section 1350 Certification (Chief Executive Officer)

32.2	Section 1350 Certification (Chief Financial Officer)

*	Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 10th day of May 2005.

CAPTARIS, INC.

By:	/s/ Peter Papano
Peter Papano
Chief Financial Officer and Secretary