Form 10-Q
period 2005-06-30
CAPTARIS INC
filed 2005-08-05
CIK 931784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

The number of outstanding shares of the registrant’s common stock as of August 2, 2005 was 28,707,661.

CAPTARIS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2005

PART I.  FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CAPTARIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$3,176	$7,563
Short-term investments, available-for-sale	11,121	25,725
Accounts receivable, less allowances of $1,378 and $1,387	15,133	18,205
Inventories	855	992
Prepaid expenses and other	1,849	1,687
Deferred tax assets and income tax receivable	3,509	3,161

Total current assets	35,643	57,333
Long-term investments, available-for-sale	37,988	24,051
Restricted cash	1,000	1,000
Long-term assets	331	94
Equipment and leasehold improvements, net	7,000	7,168
Intangible and other assets, net	11,572	13,442
Goodwill	32,115	32,236
Deferred tax assets, net	4,571	3,022

Total assets	$130,220	$138,346

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,113	$6,875
Accrued compensation and benefits	3,584	4,462
Other accrued liabilities	1,939	1,565
Income taxes payable	1,105	375
Deferred revenue	16,527	15,699

Total current liabilities	27,268	28,976

Accrued liabilities – noncurrent	422	386
Deferred revenue – noncurrent	2,931	2,743

Total liabilities	30,621	32,105

Commitments and contingencies (Note 5)
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 2,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 120,000 shares authorized; 28,707 and 29,452 outstanding, respectively	287	295
Additional paid-in capital	52,337	55,410
Retained earnings	46,454	49,788
Accumulated other comprehensive income	521	748

Total shareholders’ equity	99,599	106,241

Total liabilities and shareholders’ equity	$130,220	$138,346

See the accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenue	$21,215	$18,191	$39,962	$36,366
Cost of revenue	6,721	6,104	13,057	12,272

Gross profit	14,494	12,087	26,905	24,094
Operating expenses:
Research and development	3,403	2,260	6,804	4,391
Selling, general and administrative	13,048	10,046	25,957	20,117
Amortization of intangible assets	454	103	908	206
Stock compensation expense (benefit)	15	215	(180)	219
Gain on sale of discontinued product line CallXpress (Note 6 )	—	—	(1,000)	—

Total operating expenses	16,920	12,624	32,489	24,933
Operating loss	(2,426)	(537)	(5,584)	(839)
Other income (expense):
Interest	299	332	554	671
Other, net	(40)	(216)	(128)	(285)

Other income, net	259	116	426	386
Loss from continuing operations before income tax benefit	(2,167)	(421)	(5,158)	(453)
Income tax benefit	(754)	(161)	(1,794)	(173)

Loss from continuing operations	(1,413)	(260)	(3,364)	(280)
Discontinued operations:
Gain on sale of MediaTel assets, net of income tax expense	—	204	—	204
Income from operations of MediaTel, net of income tax expense	24	—	30	—

Income from discontinued operations, net of income tax expense	24	204	30	204

Net loss	$(1,389)	$(56)	$(3,334)	$(76)

Net loss per common share:
Basic and diluted loss per common share from continuing operations	$(0.05)	$(0.01)	$(0.11)	$(0.01)
Basic and diluted income per common share from discontinued operations	—	0.01	—	0.01

Basic and diluted net loss per common share	$(0.05)	$(0.00)	$(0.11)	$(0.00)

Weighted average basic and diluted common shares	29,184	31,860	29,331	32,076

See the accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(3,334)	$(76)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,718	1,694
Amortization	1,871	206
Stock compensation (benefit) expense	(180)	219
Gain on sale of MediaTel assets, net of income taxes	—	(204)
Bad debt provision	216	31
Gain on disposition of equipment	(20)	—
Changes in assets and liabilities:
Accounts receivable	2,689	729
Inventories	112	1,049
Prepaid expenses and other assets	(408)	(96)
Deferred income tax assets, net	(1,894)	(772)
Accounts payable	(2,779)	(1,315)
Accrued compensation and benefits	(872)	(1,503)
Other accrued liabilities	466	(245)
Income taxes payable	713	(1,352)
Deferred revenue	1,025	2,680

Net cash flow provided by (used in) operating activities	(677)	1,045
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(1,592)	(2,181)
Purchase of investments	(42,002)	(60,328)
Purchase of businesses, net of cash acquired	2	(170)
Proceeds from disposals of fixed assets	25	—
Proceeds from sale of MediaTel assets	—	204
Proceeds from sales and maturities of investments	42,699	28,277

Net cash flow used in investing activities	(868)	(34,198)
Cash flows from financing activities:
Proceeds from exercise of common stock options	89	911
Repurchase of common stock	(2,994)	(6,329)

Net cash used in financing activities	(2,905)	(5,418)

Net decrease in cash flow	(4,450)	(38,571)
Effect of exchange rate changes on cash	63	(10)
Cash and cash equivalents at beginning of period	7,563	41,896

Cash and cash equivalents at end of period	$3,176	$3,315

Supplemental disclosures:
Cash paid during the period for income taxes	$40	$3,106

See the accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business and Summary of Significant Accounting Policies

The Business

Captaris, Inc. provides business information delivery solutions which enable our customers to capture, process, deliver, manage and archive data and documents. Our products and solutions address the fax server and e-document market, workflow and business process automation markets, as well as archiving and records management markets. We distribute our products globally primarily through independent distributors and value-added resellers. We also provide strategic and architectural technology consulting, integration of third party technologies and other services.

Basis of Presentation and Preparation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2005, and December 31, 2004, and for the quarter and six months ended June 30, 2005 and 2004, have been prepared by Captaris, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, reflect all adjustments and accruals, which are only of a normal recurring nature, necessary for a fair presentation of the financial condition, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for interim financial information in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

CAPTARIS, INC.

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

Stock-Based Compensation

During the second quarter of 2001, we offered a limited non-compulsory exchange of employee stock options on a less than one-for-one basis. The exchange (which closed on July 10, 2001) resulted in the voluntary cancellation of employee stock options to purchase 3,135,720 shares of our common stock with varying exercise prices greater than $10.00 per share in exchange for 1,286,790 employee stock options with an exercise price of $2.11. The option exchange offer resulted in variable accounting treatment for a total of 1,993,250 options, representing the 1,286,790 new options granted in the exchange as well as all employee options modified during the year. Variable accounting treatment results in charges or credits recorded to stock based compensation, depending on fluctuations in quoted prices for our common stock and the number of stock options subject to variable accounting, neither of which can be predicted. At June 30, 2005 and 2004, the number of options to purchase common stock subject to variable accounting, were 166,900 and 197,762, respectively. We recognized a charge of $15,000 in the second quarter of 2005 and $215,000 in the second quarter 2004. We recorded a benefit of $180,000 for variable stock compensation for the six months ended June 30, 2005 and a charge of $219,000 for the six months ended June 30, 2004.

CAPTARIS, INC.

We expect to continue to record stock compensation charges or benefits in the third and fourth quarters of 2005 for the options outstanding subject to variable accounting. The amount of these charges or benefits will depend on our stock price and the number of stock options subject to variable accounting that are outstanding during each quarter, neither of which can be predicted. These charges or benefits could have a material impact on our reported financial results in a particular quarter or for the year.

Allocation of stock compensation charges to the operating expense categories is as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Cost of revenue	$9	$18	$(7)	$19
Research and development	5	62	(52)	60
Selling, general and administrative	1	135	(121)	140

Total stock compensation (benefit) expense	$15	$215	$(180)	$219

When we adopt SFAS No. 123(R) in the first quarter of 2006, stock compensation charges or benefits will be calculated in accordance with the new standard and charges or benefits related to options subject to variable accounting will cease. We are currently evaluating option valuation methodologies and assumptions in light of this new statement, and until we complete our evaluation and make a final determination of our approach and key assumptions, an estimate of the impact of this statement is not available. We expect the adoption of SFAS No. 123(R) will have a material adverse effect on our results of operations.

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net loss, as reported	$(1,389)	$(56)	$(3,334)	$(76)
Add: Stock compensation expense (benefit), as reported, net of income taxes	10	133	(117)	136
Deduct: Total stock compensation expense determined under fair value based method for all awards, net of income taxes	485	684	835	1,270

Net loss, pro forma	$(1,864)	$(607)	$(4,286)	$(1,210)
Net loss per share:
Basic and diluted – as reported	$(0.05)	$(0.00)	$(0.11)	$(0.00)

Basic and diluted – pro forma	$(0.06)	$(0.02)	$(0.15)	$(0.04)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	50.8%	49.0%	49.9%	49.0%
Risk-free interest rate	3.69%	3.24%	3.63%	3.22%
Expected life (in years)	3.0	3.0	3.0	3.0

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

The following table sets forth the computation of basic and diluted loss per common share:

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Numerator:
Loss from continuing operations	$(1,413)	$(260)	$(3,364)	$(280)
Discontinued operations:
Gain on sale of MediaTel assets, net of income tax expense	—	204	—	204
Income from operations of MediaTel, net of income tax expense	24	—	30	—

Net loss	$(1,389)	$(56)	$(3,334)	$(76)

Denominator:
Weighted average shares outstanding – basic	29,184	31,860	29,331	32,076
Dilutive effect of common shares from stock options	—	—	—	—

Weighted average shares outstanding – diluted	29,184	31,860	29,331	32,076

Basic and diluted net loss per common share:
Basic and diluted loss from continuing operations	$(0.05)	$(0.01)	$(0.11)	$(0.01)
Basic and diluted income from discontinued operations	—	0.01	—	0.01

Basic and diluted net loss per share	$(0.05)	$(0.00)	$(0.11)	$(0.00)

For the quarters ended June 30, 2005 and 2004, we excluded 226,865 and 574,045, respectively, of in the money common stock equivalent stock options and 291,834 and 569,127 for the six months ended June 30, 2005 and 2004, respectively, from the calculation of diluted loss per share because such securities were antidilutive in those periods due to net losses from continuing operations. Employee stock options to purchase 4,582,908 shares and 2,251,163 shares in the quarters ended June 30, 2005 and 2004, respectively, and 3,805,289 and 2,249,910 in the six months ended June 30, 2005 and 2004, respectively, were outstanding, but were not included in the computation of diluted loss per share because the exercise price of the stock options was greater than the average share price of the common shares and therefore, the effect would have been antidilutive.

2. Segment Reporting

For segment reporting purposes, we operate in one segment and have done so beginning in the fourth quarter of 2003. Prior to that time, we classified our operations into two segments, Software Products and E-document services.

Revenue by geographic region, as determined by shipping destination, was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
United States of America	$15,725	$13,891	$29,541	$27,629
Canada	766	659	1,372	1,428
United Kingdom	513	423	954	683
Other	4,211	3,218	8,095	6,626

Total net revenue	$21,215	$18,191	$39,962	$36,366

Revenue from other consists primarily of sales to Asia Pacific, the Middle East, Africa and to countries in the Latin America region.

CAPTARIS, INC.

3. Changes in Shareholders’ Equity

(in thousands, except share data)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity	Total Comprehensive Loss
Balance at December 31, 2004	29,451,973	$295	$55,410	$748	$49,788	$106,241
Exercise of stock options	36,070	—	89	—	—	89
Repurchase of common stock	(781,074)	(8)	(2,986)	—	—	(2,994)
Stock compensation benefit	—	—	(180)	—	—	(180)
Stock option income tax expense	—	—	4	—	—	4
Unrealized loss on investments, net of income tax benefit of $25	—	—	—	44	—	44	$44
Foreign currency translation adjustment	—	—	—	(271)	—	(271)	(271)
Net loss	—	—	—	—	(3,334)	(3,334)	(3,334)

Balance at June 30, 2005	28,706,969	$287	$52,337	$521	$46,454	$99,599	$(3,561)

Total comprehensive loss was $1.5 million and $3.6 million for the quarter and six months ended June 30, 2005, respectively, compared to $484,000 and $604,000 for the quarter and six months ended June 30, 2004.

4. Repurchase Program

In January 2005, our Board of Directors approved an $11.0 million increase to our previously announced stock repurchase program. During the quarter ended June 30, 2005, we repurchased 781,074 shares of our common stock at approximately $3.0 million. At June 30, 2005, $12.0 million remains available to repurchase shares. We did not repurchase any shares in the first quarter of 2005. We may repurchase shares in the future subject to open trading windows, overall market conditions, stock prices and our cash position and requirements going forward. The repurchase program will continue until the earlier of (a) such time when the maximum dollar amount authorized has been utilized or (b) our Board of Directors elects to discontinue the repurchase program.

5. Commitments and Contingencies

Leases

We lease our office space and certain equipment under non-cancelable operating leases which expire on various dates between November 2005 and June 2010. We sublease a portion of our office space to third parties. Certain of our lease agreements provide for scheduled rent increases over the lease term. Minimum rental expenses are recognized on a straight-line basis over the term of the lease. Future minimum lease payments under non-cancelable operating leases and future rental income under non-cancelable subleases having initial or remaining lease terms in excess of one year at June 30, 2005 were as follows (in thousands):

Periods	Future Lease Payments	Future Rental Income	Net
June 2005 - July 2006	$2,303	$(136)	$2,167
June 2006 - July 2007	2,090	—	2,090
June 2007 - July 2008	975	—	975
June 2008 - July 2009	257	—	257
Thereafter	165	—	165

	$5,790	$(136)	$5,654

CAPTARIS, INC.

Intellectual Property

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

6. Sale of CallXpress Product Line

On September 29, 2003, we sold our CallXpress product line to Applied Voice and Speech Technologies, Inc. (“AVST”). Concurrent with the transaction, we entered into an earn-out agreement with AVST which entitled us to receive additional payments of up to $1.0 million per year for each of the three years following the sale, depending on AVST’s success in achieving certain revenue targets. On March 2, 2005, we received a report from AVST, and payment of $1.0 million, confirming achievement of the revenue target for 2004. This payment was recognized as an additional gain on the sale of the CallXpress product line and was classified on our income statement within operating loss in the first quarter of 2005.

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

As reported in our Annual Report on Form 10-K for the year ended December 31, 2004 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (the “First Quarter Form 10-Q”), on or about July 29, 2003, Travel 100 Group, Inc. (“Travel 100”) filed three lawsuits in Circuit Court in Cook County, Illinois, one against Mediterranean Shipping Company (“Mediterranean”), the second against The Melrose Hotel Company (“Melrose”) and the third against Oceania Cruises (“Oceania”). On or about April 13, 2004, a fourth lawsuit was filed by another travel agent, Travel Travel Kirkwood, Inc. (“Kirkwood”), against Oceania Cruises. That case was subsequently removed to the U.S. District Court, Eastern District of Missouri. As reported in the First Quarter Form 10-Q, the Oceania case was dismissed without prejudice in March 2005. In June 2005, the parties entered into a cash settlement of the Kirkwood case, our portion of which was not material, and that case was dismissed with prejudice as to all parties on June 28, 2005.

The complaints in the remaining cases are substantially identical in form and allege violations of the Telephone Consumer Protection Act in connection with the receipt of facsimile advertisements that were transmitted by MediaTel. Each of the Travel 100 complaints seeks injunctive relief and unspecified damages and certification as a class action on behalf of Travel 100 and others similarly situated throughout the United States that received the facsimile advertisements. Under the Telephone Consumer Protection Act, a court can impose liability of $500 per fax on a party that sends a fax without the consent of the recipient. A court can increase the liability to $1,500 per fax if the sending of the fax is willful.

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

CAPTARIS, INC.

In response to Mediterranean’s third-party complaint, we filed our answer on November 3, 2003, denying the allegations filed by Mediterranean and further answering by way of affirmative defenses that to the extent we are found liable for any damages allegedly suffered by plaintiffs or any third-party plaintiffs in this action, we are entitled to indemnification and/or contribution from other non-parties to this action. We filed similar answers to the Melrose complaint on November 20, 2003. Both Captaris and MediaTel have denied any liability in the cases because, among other facts and defenses, MediaTel understood that the database and lists of travel agent recipients to whom faxes were sent had authorized that information could be sent to them by fax. Based on Captaris’ analysis to date, we estimate that there were approximately 500,000 faxes sent relating to the Mediterranean case and approximately 200,000 faxes sent relating to the Melrose case.

Discovery is ongoing in the remaining Travel 100 cases and the parties are in the process of working out a schedule for a class certification briefing. We expect the plaintiffs in the Mediterranean case to push for a hearing on class certification in the second half of 2005.

We have tendered these claims to our general liability insurance carrier and the carrier has agreed to pay defense costs. In addition, the carrier has agreed to pay the settlement amount in the Kirkwood matter. However, the carrier has reserved its rights to contest their duty to indemnify Captaris with respect to the Melrose and Mediterranean matters. Even if coverage is determined to apply to these two matters, since the potential liability of these claims is substantially in excess of our coverage limits, there can be no assurance that our coverage will be sufficient to satisfy any damages we are required to pay.

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

8. New Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN No. 47”). FIN No. 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective for no later than the end of fiscal year ending December 15, 2005. We do not expect the adoption of this standard to have a material effect on our financial position, results of operations or cash flows.

On April 14, 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a new rule that amends the effective dates for Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment. Under SFAS No. 123R, public registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. For calendar year-end companies this means that SFAS No. 123R compliance will be required no later than the first quarter of 2006. The SEC’s new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard. We are currently evaluating option valuation methodologies and assumptions in light of this new statement. As such, at this time we have not estimated the effect of this statement on our results of operations. However, we expect the adoption of SFAS No. 123(R) to have a material adverse effect on our results of operations.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles unless it is impracticable to do so. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not anticipate the adoption of SFAS No. 154 will have a material impact on our consolidated financial statements.

CAPTARIS, INC.

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

Overview

Captaris Business Information Delivery (“BID”) solutions capture, process, deliver, manage and archive data and documents enabling customers to reduce costs and increase the performance of critical business information investments. Through our global distribution network, we deliver software products and services that help organizations manage and leverage the value of corporate information. In partnership with leading enterprise technology companies, we have installed more than 90,000 systems in 95 countries in companies of all sizes, including the entire current Fortune 100. We consider all activities to be business information delivery solutions and, as such, we operate under one business unit segment. Our products and solutions address the fax server and e-document market, workflow and business process automation markets, as well as archiving and records management markets. We distribute our products primarily through independent distributors and value-added resellers. Our products run on off-the-shelf server hardware and on Microsoft certified software platforms including Microsoft® Windows NT, Windows 2000, Windows 2003 and Windows XP. We utilize the Microsoft.NET development tools widely in our suite of products and interface with a wide variety of hardware equipment and enterprise software products. Captaris was incorporated in the State of Washington in 1982. Our principal executive offices are located in Bellevue, Washington.

During the first six months of 2005, we continued to concentrate on our six strategic areas of focus: strengthening our reseller channels; enhancing our strategic partnerships; creating vertical market solutions; extending our product offerings; growing enterprise accounts; and expanding our solutions capabilities. Net revenue for the quarter ended June 30, 2005 increased by $3.0 million or 16.6% compared to the quarter ended June 30, 2004. Net revenue for the first six months of 2005 increased $3.6 million or 9.9% compared to the first six months of 2004. The increase in revenue for the quarter and six months ended June 30, 2005 was primarily attributable to revenue from our new BID product lines, the Alchemy and Workflow product lines. We acquired the Alchemy product line in October 2004 and the Workflow product line in September 2003. Revenue from our new BID product lines increased approximately $2.9 million and $4.8 million in the second quarter and first six months of 2005, respectively, compared to the same periods of 2004. This increase in new BID revenue is due primarily to our Alchemy product line. Revenue from our RightFax product line was flat in the second quarter of 2005 compared to the second quarter of 2004, but decreased approximately $1.2 million or 3.5% in the first six months of 2005 compared to the first six months of 2004. RightFax product revenue, which includes revenue from software licenses and hardware sales, was $11.7 million for the second quarter, down 6.8% from the same quarter of last year. For the six months ended June 30, 2005, RightFax product revenue was $21.7 million down 8.0% from the same period last year. RightFax maintenance, support and services revenue was $6.0 million for the second quarter of 2005, up $1.0 million or 20.0% from the same quarter last year. For the six months ended June 30, 2005, RightFax maintenance, support and services revenue was $12.1 million, up 34.0% from the same period last year. We believe that revenue from the RightFax product line was negatively impacted in the first half of 2005 in part from changes we introduced into the sales channel in the first quarter of 2005. We acquired the Alchemy product line from Information Management Research, Inc. (“IMR”) in the fourth quarter of 2004 and postponed integrating revenue operations until after the first of the year, which is typically our slowest sales quarter. In the first half of 2005, many of our traditional RightFax resellers increased their emphasis on the new BID product lines as we integrated the Alchemy product line. Other changes included new technology in our RightFax product, reassignment in field support and emphasis on multi-product solution selling. We believe these changes temporarily negatively impacted revenue from the RightFax product line, as the resellers have been focused on training and integrating the new products into their business. We anticipated training and similar transitional activities with our partners, however, we believe these activities have taken longer and are having a greater impact on RightFax revenue than we expected.

CAPTARIS, INC.

Gross margin increased to 68.3% in the second quarter of 2005 from 66.4% in the second quarter of 2004, and increased to 67.3% in the six months ended June 30, 2005 up from 66.3% in the six months ended June 30, 2004. The improved gross margins in the quarter and six months ended June 30, 2005 are a result of increased sales of our new BID product lines which contribute higher gross margins compared to the RightFax product line which contributes lower gross margins as it is bundled with our lower margin hardware products.

Aggregate research and development, selling, general and administrative expenses, net of gain on the sale of the CallXpress product line and stock compensation benefit, increased by $4.3 million or 34.0% in the second quarter of 2005 compared to the second quarter of 2004, and increased by $7.6 million or 30.3% in the first six months of 2005 compared to the first six months of 2004. The increase in these expenses is primarily due to increased sales, marketing and development expenses related to the Alchemy product line, increased costs associated with compliance with the Sarbanes-Oxley Act of 2002, investing in additional staff in our accounting, legal and information technology functions and increase in amortization of intangibles relating to the IMR purchase.

Consolidated cash, cash equivalents and investments at June 30, 2005 were $52.3 million, a decrease of approximately $5.1 million from December 31, 2004. During the first six months of 2005, we used approximately $677,000 in operating activities, $1.6 million to purchase capital assets and $3.0 million to repurchase our common stock.

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

CAPTARIS, INC.

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

CAPTARIS, INC.

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

Valuation of acquired businesses, assets and liabilities. Our business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. As of June 30, 2005 our goodwill and intangible assets, net of accumulated amortization, were $43.7 million. The determination of the fair value of such intangible assets and goodwill is a critical and complex consideration that involves significant assumptions and estimates. These assumptions and estimates are based on our best judgments and could materially affect our financial condition and results of operations.

Impairment of goodwill. Goodwill is tested for impairment on an annual basis in the first quarter of the year, and on an interim basis in certain circumstances. We conducted our annual assessment during the first quarter of 2005 and determined our goodwill at March 31, 2005, was not impaired. No conditions or events have occurred during the second quarter which would require us to update the assessment. Our judgments regarding the existence of impairment indicators include our assessment of the impacts of legal factors; market and economic conditions; the results of our operational performance and strategic plans; competition and market share; and any potential for the sale or disposal of a significant portion of our principal operations. If we conclude that indicators of impairment exist, we then assess the fair value of goodwill. The valuation process provides an estimate of a fair value of goodwill using a discounted cash flow model and includes many assumptions and estimates. Once the valuation is determined, we will write-down goodwill to its determined fair value, if necessary. Any write-down could have a material adverse effect on our financial condition and results of operations.

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

CAPTARIS, INC.

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

Results of Operations

Net Revenue

We derive net revenue primarily from licensing software as well as follow-on sales of add-on software modules and the sale of maintenance, which includes software upgrades and support agreements. We distribute fax boards with a significant number of our RightFax product sales for which we receive a margin significantly less than the margin on our software products. Our new BID product lines consist of our Workflow and Alchemy products and related services.

	Quarter Ended June 30,			Six Months Ended June 30,
	2005	% Change from 2004	2004	2005	% Change from 2004	2004
	(in thousands)			(in thousands)
RightFax product line	$17,697.9%		$17,539	$33,746	(3.5)%	$34,976
New BID product lines	3,518	439.6%	652	6,216	347.2%	1,390

Net revenue	$21,215	16.6%	$18,191	$39,962	9.9%	$36,366

Net revenue for the quarter ended June 30, 2005 increased by $3.0 million or 16.6% compared to the quarter ended June 30, 2004. Net revenue for the first six months of 2005 increased $3.6 million or 9.9% compared to the first six months of 2004. The increase in revenue was due primarily to increased revenue from our new BID product lines. Revenue from the RightFax product line was flat in the second quarter of 2005 when compared to the second quarter of 2004, but decreased $1.2 million or 3.5% in the first six months of 2005 when compared to the first six months of 2004. RightFax product revenue, which includes revenue from software licenses and hardware sales, was $11.7 million for the second quarter, down 6.8% from the same quarter of last year. For the six months ended June 30, 2005, RightFax product revenue was $21.7 million down 8.0% from the same period last year. RightFax maintenance, support and services revenue was $6.0 million for the second quarter of 2005, up $1.0 million or 20.0% from the same quarter last year. For the six months ended June 30, 2005, RightFax maintenance, support and services revenue was $12.1 million, up 34.0% from the same period last year. We believe that revenue from the RightFax product line was negatively impacted in the first half of 2005 in part from changes we introduced into the sales channel in the first quarter of 2005. We acquired the Alchemy product line from IMR in the fourth quarter of 2004 and postponed integrating revenue operations until after the first of the year, which is typically our slowest sales quarter. In the first half of 2005, many of our traditional RightFax resellers increased their emphasis on the new BID product lines as we integrated the Alchemy product line. Other changes included new technology in our RightFax product, reassignment in field support and emphasis on multi-product solution selling. We believe these changes temporarily negatively impacted revenue from the RightFax product line, as the resellers have been focused on training and integrating the new products into their business. We anticipated training and similar transitional activities with our partners, however, we believe these activities have taken longer and are having a greater impact on RightFax revenue than we expected. Revenue from our new BID product lines increased approximately $2.9 million and $4.8 million in the second quarter and first six months of 2005, respectively, compared to the same periods of 2004. The increase in revenue from these products was primarily attributable to the Alchemy product line which we acquired in October 2004.

CAPTARIS, INC.

International net revenue represented approximately 25.9% and 26.1% of total net revenue for the second quarter and six months ended June 30, 2005, compared to 23.6% and 24.0% for the same periods in 2004. International revenue from the RightFax product line represented approximately 19.7% and 20.6% of total net revenue for the second quarter and six months ended June 30, 2005, compared to 20.4% and 20.2% for the second quarter and six months ended June 30, 2004. The overall increase in revenue from our international regions was due to our continued investment and expansion into international markets and to a higher distribution of sales outside North America from our Alchemy product line. We expect the portion of our revenue derived from international markets to continue to increase in 2005 because a significant portion of our new BID product line sales are made internationally.

We anticipate that consolidated net revenue will grow by approximately 10% to 15% in 2005 compared to 2004 due to an increase in the volume of software licenses sold as well as recognition of a full twelve months in 2005 of revenue from the Alchemy product line, which we acquired in late October 2004. We believe RightFax product revenue will grow modestly in the second half of 2005. Historically, our business experiences seasonality with a decline in revenue during the first quarter compared to the prior year’s fourth quarter, building gradually during the second and third quarters, and ending with the fourth quarter as our largest quarter for revenue. We anticipate this pattern to continue in 2005.

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

	Quarter Ended June 30,			Six Months Ended June 30,
	2005	% Change from 2004	2004	2005	% Change from 2004	2004
	(in thousands)			(in thousands)
Gross profit	$14,494	19.9%	$12,087	$26,905	11.7%	$24,094
Percentage of revenue	68.3%		66.4%	67.3%		66.3%

The increase in gross profit for the quarter and six months ended June 30, 2005 compared to the quarter and six months ended June 30, 2004 is primarily attributable to increased sales of our new BID product lines which contribute higher gross margins compared to the RightFax product line which contributes lower gross margins as it is bundled with our lower margin hardware products. We anticipate gross profit as a percentage of revenue for 2005 will increase slightly from 2004 due to increased revenue, as a percent of our total revenue, from our new BID product lines.

Research and Development

Research and development expenses consist primarily of salaries and benefits and related expenses for developers, product managers, quality assurance personnel and payments to outside contractors for programming services.

	Quarter Ended June 30,			Six Months Ended June 30,
	2005	% Change from 2004	2004	2005	% Change from 2004	2004
	(in thousands)			(in thousands)
Research and development	$3,403	50.6%	$2,260	$6,804	55.0%	$4,391
Percentage of revenue	16.0%		12.4%	17.0%		12.1%

For the quarter and six months ended June 30, 2005, research and development expenses increased compared to the quarter and six months ended June 30, 2004, primarily due to additional staff related to the Alchemy product line, which we acquired in our acquisition of IMR in late October 2004. We expect research and development expenses to remain relatively flat for the remainder of the year. The Workflow product line is relatively young and we anticipate more frequent and substantive product releases than with our more mature RightFax and Alchemy product lines.

CAPTARIS, INC.

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

	Quarter Ended June 30,			Six Months Ended June 30,
	2005	% Change from 2004	2004	2005	% Change from 2004	2004
	(in thousands)			(in thousands)
Selling, general and administrative	$13,048	29.9%	$10,046	$25,957	29.0%	$20,117
Percentage of revenue	61.5%		55.2%	65.0%		55.3%

The increase in selling, general and administrative expenses in the second quarter and six months ended June 30, 2005 compared to the same periods of 2004 was primarily attributable to the following: 1) an increase in sales and marketing costs of approximately $1.8 million and $3.4 million for the second quarter and first six months of 2005, respectively, over the same periods in 2004 primarily attributable to employee and operating costs related to the addition of sales and marketing staff to support the new Alchemy product line acquired in late October 2004, as well as channel expansion and other program costs; 2) an increase of approximately $565,000 and $1.2 million in the second quarter and first six months of 2005, respectively, over the same periods in 2004 related to additional internal finance, information systems and legal staff and related costs; 3) an increase of approximately $110,000 and $758,000 for costs incurred for 2004 financial statement audit, 2004 Sarbanes-Oxley Act of 2002 audit, legal and consulting services in the second quarter and first six months of 2005, respectively and 4) costs incurred for third-party consultants related to an upgrade to our financial systems of $545,000 in the second quarter of 2005. Total external costs, third-party consultants and outside audit services for our Sarbanes-Oxley Act of 2002 project were approximately $141,000 and $656,000 for the second quarter and first six months of 2005, respectively, compared to $238,000 and $307,000 in the second quarter and first six months of 2004, respectively.

We expect selling, general and administrative expenses in 2005 to increase in the coming quarters over 2004 resulting from the inclusion of selling, general and administrative expenses related to the Alchemy product line and as we continue to focus our efforts on our sales and marketing strategies. We expect to continue to incur elevated expenses similar to 2004 associated with our compliance with the Sarbanes-Oxley Act of 2002. We are reviewing our expense structure with the intent of reducing our operating expenses by the end of 2005. These actions may include cost reductions in employee costs and program spending.

Amortization of Intangible Assets

Amortization expense for license agreements and core technology is recorded in cost of revenue and was $481,000 and $201,000 for the quarters ended June 30, 2005 and 2004, respectively, and $963,000 and $402,000 for the six months ended, June 30, 2005 and 2004, respectively. Amortization expense of other purchased intangible assets recorded in operating expenses was $454,000 and $103,000 for the quarters ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, amortization expense recorded in operating expenses was $908,000 and $206,000, respectively. The increase in amortization expense in the quarter and six months ended 2005 compared to the prior year periods is due to the intangibles we acquired with the acquisition of IMR and the Alchemy product line in October 2004. We expect amortization expense for the second half of 2005 to be similar to amortization expense in the first half of 2005.

Sale of CallXpress Product Line

On September 29, 2003, we sold our CallXpress product line to Applied Voice and Speech Technologies, Inc. (“AVST”). Concurrent with the transaction, we entered into an earn-out agreement with AVST which entitled us to receive additional payments of up to $1.0 million per year for each of the three years following the sale, depending on AVST’s success in achieving certain revenue targets. On March 2, 2005, we received a report from AVST, and payment of $1.0 million, confirming achievement of the revenue target for 2004. This payment was recognized as an additional gain on the sale of the CallXpress product line and was classified on our income statement within operating loss in the first quarter of 2005.

Stock Compensation

During the second quarter of 2001, we offered a limited non-compulsory exchange of employee stock options on a less than one-for-one basis. The exchange (which closed on July 10, 2001) resulted in the voluntary cancellation of employee stock options to purchase 3,135,720 shares of our common stock with varying exercise prices greater than $10.00 per share in exchange for 1,286,790 employee stock options with an exercise price of $2.11. The option exchange offer resulted in variable accounting

CAPTARIS, INC.

treatment for a total of 1,993,250 options, representing the 1,286,790 new options granted in the exchange as well as all employee options modified during the year. Variable accounting treatment results in charges or credits recorded to stock based compensation, depending on fluctuations in quoted prices for our common stock and the number of stock options subject to variable accounting, neither of which can be predicted. At June 30, 2005 and 2004, the number of options to purchase common stock subject to variable accounting, were 166,900 and 197,762, respectively. We recognized a charge of $15,000 in the second quarter of 2005 and a charge of $215,000 in the second quarter 2004. For the six months ended June 30, 2005 we recorded a benefit of $180,000 for variable stock compensation and a charge of $219,000 for the six months ended June 30, 2004.

We expect to continue to record stock compensation charges or benefits in the third and fourth quarters of 2005 for the options outstanding subject to variable accounting. The amount of these charges or benefits will depend on our stock price and the number of stock options subject to variable accounting that are outstanding during each quarter, neither of which can be predicted. These charges or benefits could have a material impact on our reported financial results in a particular quarter or for the year. When we adopt SFAS No. 123(R) in the first quarter of 2006, stock compensation charges or benefits will be calculated in accordance with the new standard and charges or benefits related to options subject to variable accounting will cease. We are currently evaluating option valuation methodologies and assumptions in light of this new statement and as such, estimates of the effect of this statement cannot be reasonably determined at this time; however, we expect the adoption of SFAS No. 123(R) to have a material adverse effect on our results of operations. See New Accounting Pronouncements below.

Other Income, Net

Other income, net, consists primarily of investment income and foreign currency transaction gains and losses. For the quarter and six months ended June 30, 2005, net other income was $259,000 and $426,000, respectively, compared to $116,000 and $386,000, for the quarter and six months ended June 30, 2004, respectively. The increase in net other income was due primarily to a reduction in losses related to foreign currency transactions, partially offset by a decrease in interest income due to a decrease in our invested cash balances. Our invested cash balances have decreased significantly primarily due to our use of $26.4 million of cash to acquire IMR in October 2004 and $19.5 million of cash to repurchase and redeem our common stock in 2004 and 2005. Assuming interest rates remain at recent levels, we expect interest income to decline further during 2005 due to the reduction in our investment balances.

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

Our effective tax rates differ from the statutory rate primarily due to acquisition-related costs, research and development tax credits, state income taxes, foreign income tax, tax exempt interest income and accruals for certain tax exposures discussed above. In the second quarter of 2005 and 2004, we recorded an income tax benefit of $754,000 and $161,000, respectively, on income from continuing operations. In addition, we recorded an income tax benefit of $1.8 million and $173,000, respectively, on income from continuing operations for the six months ended June 30, 2005 and 2004, respectively. We anticipate the effective tax rate for 2005 to be approximately 35.0%.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, short-term investments available-for-sale and long-term investments available-for-sale. Our portfolio consists primarily of money market funds, adjustable rate mortgage-backed securities, municipal and U.S. government agency-backed securities. At June 30, 2005, cash and cash equivalents and investment balances totaled $52.3 million, down $5.1 million from December 31, 2004. The cash and investments decrease in the first six months of 2005 was due primarily to cash used in operations of $677,000, cash used to repurchase our common stock of $3.0 million and cash used to purchase capital assets of $1.6 million. This decrease was partially offset by $89,000 of proceeds received from the exercise of stock options through our employee stock option plans.

CAPTARIS, INC.

Cash used in operations during the first six months of 2005 was $677,000 compared to cash provided by operations of $1.0 million during the first six months of 2004. Cash used by operating activities in the first six months of 2005 was primarily attributable to our loss from operations and a decrease in accounts payable, partially offset by a decrease in accounts receivable and an increase in deferred revenue. Cash provided by operating activities in the first six months of 2004 was primarily due to decreases in accounts receivable and inventories, and an increase in deferred revenue, offset by decreases in accounts payable and other accrued expenses.

Cash used in investing activities was $868,000 for the first six months of 2005 compared to cash used of $34.2 million for the first six months of 2004. Cash used in investing activities for both periods consisted primarily of purchases of marketable securities and capital assets, partially offset by proceeds from sales and maturities of investments.

Cash used in financing activities during the first six months of 2005 was $2.9 million compared to cash used in financing activities of $5.4 million in the first six months of 2004. In the first six months of 2005, we repurchased $3.0 million of our common stock under our repurchase program compared to $6.3 million in the first six months of 2004. The use of cash was partially offset by cash provided from the exercise of stock options from our employee stock option plans of $89,000 and $911,000 in the six months ended June 30, 2005 and 2004, respectively.

We believe existing cash and short-term investments together with funds generated from operations will be sufficient to meet our anticipated working capital needs and capital expenditure needs for the next twelve months and the foreseeable future.

In addition to cash, cash equivalents and investment balances, we have a $1.0 million irrevocable standby letter of credit. We have collateralized the letter of credit with a $1.0 million restricted certificate of deposit, which secures our corporate headquarters lease, which is included in restricted cash at June 30, 2005 and December 31, 2004.

Contractual Obligations and Commercial Commitments

In the second quarter of 2005, we entered into a new lease agreement for our office in the Netherlands. The following table summarizes our contractual obligations and estimated commercial commitments as of June 30, 2005, taking into account the new office lease, and the effect such obligations are expected to have on liquidity in future periods:

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases, net of sublease income	$5,654	$2,167	$3,065	$422	$—
Purchase obligations:
Teamplate incentive program[1]	1,500	1,000	500	—	—
Long-term purchase commitments[2]	3,492	1,813	1,075	604	—

Total contractual obligations and estimated commercial commitments	$10,646	$4,980	$4,640	$1,026	$—

Notes:

1.	As part of the effort to retain the management team of Teamplate, Inc. which we acquired in September 2003, we offered an incentive plan that allows the Teamplate management team to earn a minimum of $2.8 million up to a maximum of $8.3 million over the thirteen quarter period following the closing, subject to their continued employment and our success in achieving certain performance targets.

2.	Long-term commitments represent a commitment made to purchase software maintenance and support and telecommunication services.

New Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN No. 47”). FIN No. 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective for no later than the end of fiscal year ending December 15, 2005. We do not expect the adoption of this standard to have a material effect on our financial position, results of operations or cash flows.

CAPTARIS, INC.

On April 14, 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a new rule that amends the effective dates for Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment. Under SFAS No. 123R, public registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. For calendar year-end companies this means that SFAS No. 123R compliance will be required no later than the first quarter of 2006. The SEC’s new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard. We are currently evaluating option valuation methodologies and assumptions in light of this new statement. As such, at this time we have not estimated the effect of this statement on our results of operations. However, we expect the adoption of SFAS No. 123(R) to have a material adverse effect on our results of operations.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles unless it is impracticable to do so. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not anticipate the adoption of SFAS No. 154 will have a material impact on our consolidated financial statements.

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

We expect our operating results to fluctuate significantly from quarter to quarter in the future. Because of these fluctuations, our operating results for a particular quarter may fall below the expectations of securities analysts and investors. If this occurs, the trading price of our common stock may decline. Such fluctuations could cause period-to-period comparisons to be less than meaningful. Numerous factors contribute to the unpredictability of our operating results, including:

•	the timing of customers’ orders;

•	changes in our mix of products and distribution channels;

CAPTARIS, INC.

•	the announcement or introduction of new products by us or our competitors;

•	pricing pressures;

•	costs related to acquisition of technologies or businesses;

•	costs of maintaining, integrating or expanding our operations;

•	costs of hiring qualified personnel;

•	technological changes in our market, including changes in standards for protocols, platforms and operating systems applicable to software, hardware and networking environments;

•	general economic conditions; and

•	unpredictable exchange rate fluctuations.

Most of our software product revenue comes from current-quarter orders and sales, of which a substantial portion has, at times, occurred in the last month of the quarter. We do not maintain a large backlog of orders and most of our distributors maintain little or no inventory. Order fulfillment cycles are typically short and often as short as one to two days. Accordingly, the timing of customer orders can cause significant variations in quarterly results of operations. Because we sell our products to end-customers through various third parties, such as value-added resellers and independent distributors, we are unable to predict with certainty the actual orders, sales and revenue these third parties will generate in a given quarter. The combination of these factors could impair and delay our ability to know when revenue and earnings will be higher or lower than expected. We base product development and other operating expenses on our expected revenue. Because our expenses are relatively fixed in the short term, we may be unable to adjust our spending in time to compensate for any unexpected shortfall in quarterly revenue.

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

CAPTARIS, INC.

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

In the market for LAN-based fax systems, our principal competitors are Esker, Inc. S.A., Biscom, Inc., TOPCALL International AG, recently acquired by Dicom Group plc., Omtool, Ltd., Fenestrae and GFI Software, Ltd. Our fax server products also compete broadly with vendors offering a range of alternative fax solutions, including operating systems containing fax and document transmission features, low-end fax modem products, desktop fax software, single-platform fax software products, outsource fax players and customized proprietary software solutions. The direct competitors of our business process automation products include K2.net (SourceCode Technology Holdings, Ltd.), Metastorm, Ultimus, Inc. and Skelta Software, Pvt. Ltd. Our main competitors for archiving and records management solutions are Hyland Software, Inc., EMC Corporation and Stellent, Inc.

We may not be able to compete successfully against current and future competitors and the competitive pressures we face could harm our business and prospects. We expect the competition in our markets to increase over time. There can be no assurance that our current or future competitors will not develop products comparable or superior – in terms of price and performance features – to those developed by us or be able to adapt more quickly than we can to new or emerging technologies and changes in market opportunities. Increased competition and competitive pressures may result in changes in market share, decreased sales volumes, price reductions and/or increased operating costs associated with marketing and sales incentives, resulting in related reductions in revenue, gross margins and operating income, any of which could materially adversely affect our ability to achieve our financial and business goals. There can be no assurance in the future that we will be able to successfully compete against current and future competitors.

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

CAPTARIS, INC.

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

CAPTARIS, INC.

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

In September 2003, we sold our CallXpress product line and MediaTel Corporation assets. Such dispositions were intended to allow us to focus our resources on products and services we have determined to be critical to our long-term success. The impact of these dispositions, the associated change in our business focus and the retained liabilities related to certain legal proceedings (some of which are disclosed under “Legal Proceedings” in this report) and indemnifications provided by us to the buyers for certain representations and warranties, may continue to be disruptive to our ongoing business, may negatively impact our operations in the near term and may be distracting to management or our workforce in general. Moreover, although the dispositions are intended to improve our long-term results of operations, there can be no assurance that we will realize the benefits we expect from these dispositions.

Our business may be seriously harmed by third-party litigation against us relating to alleged violations of the Telephone Consumer Protection Act.

We are named as third-party defendants in two pending lawsuits alleging violations of the Telephone Consumer Protection Act in connection with the receipt by the plaintiffs of facsimile advertisements that were transmitted by MediaTel Corporation, our wholly owned subsidiary, before its business was sold in September 2003. The complaints seek injunctive relief and unspecified damages and certification as a class action on behalf of the plaintiff and others similarly situated throughout the United States that received the facsimile advertisements. Under the Telephone Consumer Protection Act, a court can impose liability of $500 per fax on a party that sends a fax without consent of the recipient and can increase the liability to $1,500 per fax if the sending of the fax is willful. Additional information regarding these matters is disclosed under “Legal Proceedings” in this Quarterly Report on Form 10-Q.

We are vigorously defending these cases, but litigation is subject to numerous uncertainties and we are unable to predict the ultimate outcome of any of these matters. Moreover, the amount of any potential liability in connection with these cases will depend, to a large extent, on whether a class is certified, and if one is certified, on what the scope of that class will be, neither of which can be predicted at this time. We have not recorded a liability related to these cases. However, there is no guarantee that we will not determine in the future that an accrual is required or that we will not be required to pay damages in respect of these cases in the future, either of which could materially and adversely affect our results of operations, cash flows and financial condition for the quarter or year in which any accrual is recorded or any damages are paid. We have tendered these claims to our general liability insurance carrier and the carrier has agreed to pay defense costs. However, the carrier has reserved its rights to contest their duty to indemnify Captaris with respect to these matters. Even if coverage is determined to apply, since the potential liability of these claims is substantially in excess of our coverage limits, there can be no assurance that our coverage will be sufficient to satisfy any damages we are required to pay. We expect the plaintiffs in one of the cases to push for a hearing on class certification in the second half of 2005.

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

CAPTARIS, INC.

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

CAPTARIS, INC.

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

CAPTARIS, INC.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our company is exposed to market risk, changes in interest rates and foreign currency exchange rates, each of which could adversely affect the value of the our investments. We do not currently use derivative financial instruments to hedge this risk.

Interest rate risk

We maintain an investment portfolio consisting primarily of investment grade interest bearing securities. These securities are classified as “available-for-sale” securities. The interest bearing securities in our portfolio are subject to interest rate risk and will fall in value if market interest rates increase. Conversely, declines in interest rates could have a material impact on interest earnings of our investment portfolio. If market interest rates were to increase immediately and uniformly by 100 basis points from levels at June 30, 2005, the decline in the fair value of the portfolio would be approximately $72,000. Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results, financial condition or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.

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

We performed a sensitivity analysis assuming a hypothetical 10.0% adverse movement in foreign exchange rates to the underlying foreign currency exposures described above. The sensitivity analysis indicated that a hypothetical 10.0% adverse movement in foreign currency exchange rates would result in a $195,000 loss in fair values of foreign currency denominated assets and liabilities at June 30, 2005.

CAPTARIS, INC.

Item 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), we have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on our evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2005 to ensure that information required to be disclosed in this report is recorded, processed, summarized and reported within the appropriate time periods. The basis for this determination was that we have identified material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. These material weaknesses are described in our management’s report on internal control over financial reporting that is included in Amendment No. 1 to our Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission on May 2, 2005 (the “Management’s Internal Control Report”). As of June 30, 2005, we had not fully remediated these weaknesses. As a result, additional review, evaluation and oversight were required on the part of management to ensure we adequately compensated for the weaknesses in our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

As discussed above, we have identified material weaknesses in our internal control over financial reporting. Although we have not fully remediated the material weaknesses in our internal control over financial reporting, we have made and will continue to make, improvements to our policies, procedures, systems and staff who have significant roles in internal control to address the internal control deficiencies identified by us and our independent registered public accounting firm. Our remediation plan is summarized in Management’s Internal Control Report.

During the second quarter of 2005, we made the following key improvements:

1.	We hired additional staff in the Finance, Tax and IT departments.

2.	We implemented a new stock option administration system upgrading the system and reducing our reliance on a manual process.

3.	We implemented an automated deferred revenue system reducing our reliance on a manual process.

Except for the items noted above, there have been no other changes in our internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to improve and enhance the design and operation of our internal control processes and procedures and to upgrade staff to strengthen our internal controls.

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

As reported in our Annual Report on Form 10-K for the year ended December 31, 2004 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (the “First Quarter Form 10-Q”), on or about July 29, 2003, Travel 100 Group, Inc. (“Travel 100”) filed three lawsuits in Circuit Court in Cook County, Illinois, one against Mediterranean Shipping Company (“Mediterranean”), the second against The Melrose Hotel Company (“Melrose”) and the third against Oceania Cruises (“Oceania”). On or about April 13, 2004, a fourth lawsuit was filed by another travel agent, Travel Travel Kirkwood, Inc. (“Kirkwood”), against Oceania Cruises. That case was subsequently removed to the U.S. District Court, Eastern District of Missouri. As reported in the First Quarter Form 10-Q, the Oceania case was dismissed without prejudice in March 2005. In June 2005, the parties entered into a cash settlement of the Kirkwood case, our portion of which was not material, and that case was dismissed with prejudice as to all parties on June 28, 2005.

The complaints in the remaining cases are substantially identical in form and allege violations of the Telephone Consumer Protection Act in connection with the receipt of facsimile advertisements that were transmitted by MediaTel. Each of the Travel 100 complaints seeks injunctive relief and unspecified damages and certification as a class action on behalf of Travel 100 and others similarly situated throughout the United States that received the facsimile advertisements. Under the Telephone Consumer Protection Act, a court can impose liability of $500 per fax on a party that sends a fax without the consent of the recipient. A court can increase the liability to $1,500 per fax if the sending of the fax is willful.

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

In response to Mediterranean’s third-party complaint, we filed our answer on November 3, 2003, denying the allegations filed by Mediterranean and further answering by way of affirmative defenses that to the extent we are found liable for any damages allegedly suffered by plaintiffs or any third-party plaintiffs in this action, we are entitled to indemnification and/or contribution from other non-parties to this action. We filed similar answers to the Melrose complaint on November 20, 2003. Both Captaris and MediaTel have denied any liability in the cases because, among other facts and defenses, MediaTel understood that the database and lists of travel agent recipients to whom faxes were sent had authorized that information could be sent to them by fax. Based on Captaris’ analysis to date, we estimate that there were approximately 500,000 faxes sent relating to the Mediterranean case and approximately 200,000 faxes sent relating to the Melrose case.

Discovery is ongoing in the Melrose and Mediterranean cases and the parties are in the process of working out a schedule for a class certification briefing. We expect the plaintiffs in the Mediterranean case to push for a hearing on class certification in the second half of 2005.

We have tendered these claims to our general liability insurance carrier and the carrier has agreed to pay defense costs. In addition, the carrier has agreed to pay the settlement amount in the Kirkwood matter. However, the carrier has reserved its rights to contest their duty to indemnify Captaris with respect to the Melrose and Mediterranean matters. Even if coverage is determined to apply to these two matters, since the potential liability of these claims is substantially in excess of our coverage limits, there can be no assurance that our coverage will be sufficient to satisfy any damages we are required to pay.

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

CAPTARIS, INC.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) In January 2005, our Board of Directors approved an $11.0 million increase to our share repurchase program, which was announced on January 19, 2005, bringing the total available for repurchase under the program to $15.0 million. We did not repurchase any shares in the first quarter of 2005. During the quarter ended June 30, 2005, we repurchased 781,074 shares of our common stock at approximately $3.0 million. Approximately $12.0 million remains available to repurchase shares as of June 30, 2005. We may repurchase shares in the future subject to open trading windows, overall market conditions, stock prices and our cash position and requirements going forward. The repurchase program will continue until the earlier of (a) such time when the maximum dollar amount authorized has been utilized or (b) our Board of Directors elects to discontinue the repurchase program.

The following table summarizes information regarding shares repurchased during the three months ended June 30, 2005.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Repurchase Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
April 1 through 30, 2005	—	—	—	$15,000,000
May 1 through 31, 2005	442,173	$3.77	442,173	13,333,522
June 1 through 30, 2005	338,901	3.92	338,901	12,006,183

Three months ended June 30, 2005	781,074	$3.83	781,074	$12,006,183

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Captaris, Inc. was held on May 12, 2005. A total of 29,468,793 shares of the Company’s common stock were represented in person or by proxy at the meeting, which comprised of 93.22% of the total number of shares of the Company’s common stock outstanding on March 7, 2005, the record date for the meeting.

At the meeting, Mark Siefertson, Bruce L. Crockett, Robert L. Lovely and Patrick J. Swanick were elected to serve as directors of the Company for terms described in the proxy statement relating to the meeting or until their earlier retirement, resignation or removal. The vote was as follows:

Name	For	Withheld
Mark Siefertson	19,278,155	8,191,348
Bruce L. Crockett	26,122,922	1,346,581
Robert L. Lovely	26,017,345	1,452,158
Patrick J. Swanick	26,121,245	1,348,258

There were no broker non-votes in the election of directors since brokers who hold shares for the accounts of the clients have discretionary authority to vote such shares with respect to such matters.

Item 6.	EXHIBITS

Exhibits
31.1	Rule 13a-14(a) Certification (Chief Executive Officer)

31.2	Rule 13a-14(a) Certification (Chief Financial Officer)

32.1	Section 1350 Certification (Chief Executive Officer)

32.2	Section 1350 Certification (Chief Financial Officer)

CAPTARIS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 5th day of August 2005.

CAPTARIS, INC.

By:	/s/ Peter Papano
Peter Papano
Chief Financial Officer and Secretary