Form 10-Q
period 2005-09-30
CAPTARIS INC
filed 2005-11-04
CIK 931784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of the registrant’s common stock as of November 2, 2005 was 28,425,807.

CAPTARIS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2005

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CAPTARIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$5,154	$7,563
Short-term investments, available-for-sale	14,172	25,725
Accounts receivable, less allowances of $1,519 and $1,387	16,413	18,205
Inventories	731	992
Prepaid expenses and other	2,039	1,687
Deferred tax assets and income tax receivable	4,033	3,161

Total current assets	42,542	57,333
Long-term investments, available-for-sale	31,223	24,051
Restricted cash	1,000	1,000
Other assets	291	94
Equipment and leasehold improvements, net	7,193	7,168
Intangible assets, net	10,636	13,442
Goodwill	32,668	32,236
Deferred tax assets, net	4,676	3,022

Total assets	$130,229	$138,346

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,670	$6,875
Accrued compensation and benefits	4,270	4,462
Other accrued liabilities	2,225	1,565
Income taxes payable	368	375
Deferred revenue	16,882	15,699

Total current liabilities	28,415	28,976

Accrued liabilities – noncurrent	366	386
Deferred revenue – noncurrent	3,327	2,743

Total liabilities	32,108	32,105

Commitments and contingencies (Note 5)
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 2,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 120,000 shares authorized; 28,425 and 29,452 outstanding, respectively	284	295
Additional paid-in capital	51,115	55,410
Retained earnings	45,765	49,788
Accumulated other comprehensive income	957	748

Total shareholders’ equity	98,121	106,241

Total liabilities and shareholders’ equity	$130,229	$138,346

See the accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net revenue	$21,755	$18,031	$61,717	$54,397
Cost of revenue	6,613	6,544	19,670	18,816

Gross profit	15,142	11,487	42,047	35,581
Operating expenses:
Research and development	3,496	2,846	10,300	7,237
Selling, general and administrative	13,487	9,781	39,444	29,898
Amortization of intangible assets	454	102	1,362	308
Stock compensation benefit	(59)	(413)	(239)	(194)
Gain on sale of discontinued product line CallXpress (Note 6 )	—	—	(1,000)	—

Total operating expenses	17,378	12,316	49,867	37,249
Operating loss	(2,236)	(829)	(7,820)	(1,668)
Other income (expense):
Interest	281	340	835	1,011
Other, net	(82)	(53)	(210)	(338)

Other income, net	199	287	625	673
Loss from continuing operations before income tax benefit	(2,037)	(542)	(7,195)	(995)
Income tax benefit	(1,343)	(205)	(3,137)	(378)

Loss from continuing operations	(694)	(337)	(4,058)	(617)
Discontinued operations:
Gain on sale of MediaTel assets, net of income tax expense	—	403	—	607
Income from operations of MediaTel, net of income tax expense	5	—	35	—

Income from discontinued operations, net of income tax expense	5	403	35	607

Net income (loss)	$(689)	$66	$(4,023)	$(10)

Net loss per common share:
Basic and diluted loss per common share from continuing operations	$(0.02)	$(0.01)	$(0.14)	$(0.02)
Basic and diluted income per common share from discontinued operations	0.00	0.01	0.00	0.02

Basic and diluted net loss per common share	$(0.02)	$(0.00)	$(0.14)	$(0.00)

Weighted average basic and diluted common shares	29,056	31,248	29,077	31,798

See the accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(4,023)	$(10)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,607	1,937
Amortization	2,806	912
Stock compensation benefit	(239)	(194)
Gain on sale of MediaTel assets, net of income taxes	—	(607)
Provision for doubtful accounts	438	116
Gain on disposition of equipment	(19)	—
Changes in assets and liabilities:
Accounts receivable	1,238	2,312
Inventories	245	1,203
Prepaid expenses and other assets	(551)	(530)
Deferred income tax assets, net	(2,693)	(353)
Accounts payable	(2,211)	(760)
Accrued compensation and benefits	(194)	(1,566)
Other accrued liabilities	673	30
Income taxes payable	(23)	(1,753)
Deferred revenue	1,772	2,842

Net cash flow provided by (used in) operating activities	(174)	3,579
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(2,646)	(2,565)
Purchase of investments	(44,002)	(67,236)
Purchase of businesses, net of cash acquired	2	(170)
Proceeds from disposals of fixed assets	25	—
Proceeds from sale of MediaTel assets	—	177
Proceeds from sales and maturities of investments	48,446	62,259

Net cash flow provided by (used in) investing activities	1,825	(7,535)
Cash flows from financing activities:
Proceeds from exercise of common stock options	362	958
Repurchase of common stock	(4,442)	(9,324)

Net cash used in financing activities	(4,080)	(8,366)

Net decrease in cash flow	(2,429)	(12,322)
Effect of exchange rate changes on cash	20	32
Cash and cash equivalents at beginning of period	7,563	41,896

Cash and cash equivalents at end of period	$5,154	$29,606

Supplemental disclosures:
Cash paid during the period for income taxes	$335	$3,104

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

Basis of Presentation and Preparation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2005, and December 31, 2004, and for the quarter and nine months ended September 30, 2005 and 2004, have been prepared by Captaris, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, reflect all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial condition, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for interim financial information in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Certain prior-period balances have been reclassified to conform to the current period presentation. These reclassifications had no impact on revenues, gross margin, net loss, assets or liabilities in either period presented.

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

Stock-Based Compensation

During the second quarter of 2001, we offered a limited non-compulsory exchange of employee stock options on a less than one-for-one basis. The exchange (which closed on July 10, 2001) resulted in the voluntary cancellation of employee stock options to purchase 3,135,720 shares of our common stock with varying exercise prices greater than $10.00 per share in exchange for 1,286,790 employee stock options with an exercise price of $2.11. The option exchange offer resulted in variable accounting treatment for a total of 1,993,250 options, representing the 1,286,790 new options granted in the exchange as well as all employee options modified during the year. Variable accounting treatment results in charges or credits recorded to stock based compensation, depending on fluctuations in quoted prices for our common stock and the number of stock options subject to variable accounting, neither of which can be predicted. At September 30, 2005 and 2004, the number of options to purchase common stock subject to variable accounting, were 164,761 and 183,594, respectively. We recognized a benefit of $59,000 in the third quarter of 2005 and a benefit of $413,000 in the third quarter 2004 for variable stock compensation. We recorded a benefit of $239,000 for variable stock compensation for the nine months ended September 30, 2005 and a benefit of $194,000 for the nine months ended September 30, 2004.

CAPTARIS, INC.

We expect to continue to record stock compensation charges or benefits in the fourth quarter of 2005 for the options outstanding subject to variable accounting. The amount of these charges or benefits will depend on our stock price and the number of stock options subject to variable accounting that are outstanding during each quarter, neither of which can be predicted. These charges or benefits could have a material impact on our reported financial results in a particular quarter or for the year.

When we adopt SFAS No. 123(R) “Share Based Payments” in the first quarter of 2006, stock compensation charges or benefits will be calculated in accordance with the new standard and charges or benefits related to options subject to variable accounting will cease. We are currently evaluating option valuation methodologies and assumptions in light of this new statement, and until we complete our evaluation and make a final determination of our approach and key assumptions, an estimate of the impact of this statement is not available. We expect the adoption of SFAS No. 123(R) will have a material adverse effect on our results of operations.

Allocation of stock compensation benefits to the operating expense categories is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Cost of revenue	$(5)	$(37)	$(12)	$(18)
Research and development	(20)	(118)	(72)	(58)
Selling, general and administrative	(34)	(258)	(155)	(118)

Total stock compensation benefit	$(59)	$(413)	$(239)	$(194)

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net Income (loss), as reported	$(689)	$66	$(4,023)	$(10)
Add: Stock compensation benefit, as reported, net of income taxes	(35)	(256)	(150)	(120)
Deduct: Total stock compensation expense determined under fair value based method for all awards, net of income taxes	1,515	996	2,313	2,265

Net loss, pro forma	$(2,239)	$(1,186)	$(6,486)	$(2,395)

Net loss per common share:
Basic and diluted – as reported	$(0.02)	$(0.00)	$(0.14)	$(0.00)

Basic and diluted – pro forma	$(0.08)	$(0.04)	$(0.22)	$(0.08)

On September 1, 2005, our Compensation Committee and Board of Directors approved the acceleration of vesting of certain unvested stock options granted to our employees and officers under our stock option plans that have an exercise price greater than $3.73 per share, the closing price of our common stock on September 1, 2005. Options held by non-employee directors were not included in the acceleration. Options to purchase approximately 2.3 million shares of our common stock became immediately exercisable. The Board also imposed a holding period that will require all executive officers and certain other members of senior management to refrain from selling shares acquired upon the exercise of these options, other than shares needed to cover the exercise price and to satisfy withholding taxes and shares transferred by will or by the applicable laws of descent and distribution, until the date on which the exercise would have been permitted under the option’s original vesting terms.

The accelerated vesting will eliminate future compensation expenses that we would otherwise recognize in our financial statements with respect to these options upon implementation of SFAS No. 123R. In accordance with APB No. 25 and FASB Interpretation No. 44, no compensation expense was recorded within the financial statements as a result of this modification because the options had an intrinsic value of $0.00 on the date of the modification due to the exercise price being in excess of the current market price of the stock. However, in accordance with SFAS No. 123, we included the unamortized compensation expense of approximately $1.4 million (net of income tax) related to the accelerated options in our pro forma net loss and net loss per

CAPTARIS, INC.

common share for the three and nine months ended September 30, 2005. Had the options not been accelerated, the unamortized fair value-based compensation expense for the options would have been recorded in future periods through 2009, under vesting schedules in place prior to the acceleration, which generally would have resulted in fair value-based compensation expenses net of income tax of $294,000 for the remainder of 2005, $564,000 in 2006, $333,000 in 2007, $139,000 in 2008 and $35,000 in 2009, all without regard to the effect of forfeitures.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	49.3%	45.7%	49.9%	49.1%
Risk-free interest rate	3.98%	2.81%	3.64%	3.21%
Expected life (in years)	4.0	3.0	3.0	3.0

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

The following table sets forth the computation of basic and diluted loss per common share:

	Quarter Ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Numerator:
Loss from continuing operations	$(694)	$(337)	$(4,058)	$(617)
Discontinued operations:
Gain on sale of MediaTel assets, net of income tax expense	—	403	—	607
Income from operations of MediaTel, net of income tax expense	5	—	35	—

Net loss	$(689)	$66	$(4,023)	$(10)

Denominator:
Weighted average shares outstanding – basic	29,056	31,248	29,077	31,798
Dilutive effect of common shares from stock options	—	—	—	—

Weighted average shares outstanding – diluted	29,056	31,248	29,077	31,798

Basic and diluted net loss per common share:
Basic and diluted loss per common share from continuing operations	$(0.02)	$(0.01)	$(0.14)	$(0.02)
Basic and diluted income per common share from discontinued operations	0.00	0.01	0.00	0.02

Basic and diluted net loss per common share	$(0.02)	$(0.00)	$(0.14)	$(0.00)

For the quarters ended September 30, 2005 and 2004, we excluded 182,913 and 412,770, respectively, of common stock equivalent stock options and 226,706 and 511,819 for the nine months ended September 30, 2005 and 2004, respectively, from the calculation of diluted loss per common share because such securities were antidilutive in those periods due to net losses from continuing operations. Employee stock options to purchase 4,445,060 shares and 3,096,371 shares in the quarters ended September 30, 2005 and 2004, respectively, and 3,734,156 and 2,148,380 in the nine months ended September 30, 2005 and 2004, respectively, were outstanding, but were not included in the computation of diluted loss per common share because the exercise price of the stock options was greater than the average share price of the common shares and therefore, the effect would have been antidilutive.

CAPTARIS, INC.

2. Segment Reporting

For segment reporting purposes, we operate in one segment.

Revenue by geographic region, as determined by shipping destination, was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
United States of America	$16,452	$14,110	$45,993	$41,739
Canada	973	687	2,345	2,115
United Kingdom	471	161	1,425	845
Other	3,859	3,073	11,954	9,698

Total net revenue	$21,755	$18,031	$61,717	$54,397

Revenue from other consists primarily of sales to Asia Pacific, the Middle East, Africa, other European Countries and to countries in the Latin America region.

3. Changes in Shareholders’ Equity

    (in thousands, except share data)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity	Total Comprehensive Loss
Balance at December 31, 2004	29,451,973	$295	$55,410	$748	$49,788	$106,241
Exercise of stock options	131,532	1	361	—	—	362
Repurchase of common stock	(1,158,574)	(12)	(4,431)	—	—	(4,443)
Stock compensation benefit	—	—	(239)	—	—	(239)
Stock option income tax expense	—	—	14	—	—	14
Unrealized loss on investments, net of income tax benefit of $37	—	—	—	66	—	66	$66
Foreign currency translation adjustment	—	—	—	143	—	143	143
Net loss	—	—	—	—	(4,023)	(4,023)	(4,023)

Balance at September 30, 2005	28,424,931	$284	$51,115	$957	$45,765	$98,121	$(3,814)

Total comprehensive loss for the quarter ended September 30, 2005 was $253,000 compared to $594,000 for the quarter ended September 30, 2004. Total comprehensive loss for the nine months ended September 30, 2005 was $3.8 million compared to $10,000 for the nine months ended September 30, 2004.

4. Repurchase Program

In January 2005, our Board of Directors approved an $11.0 million increase to our previously announced stock repurchase program, bringing the total available for repurchase under the program to $15.0 million. During the quarter and nine months ended September 30, 2005, we repurchased 377,500 and 1,158,574 shares of our common stock, respectively, for approximately $1.4 million and $4.4 million, respectively. At September 30, 2005, $10.6 million remains available to repurchase shares. We may repurchase shares in the future subject to open trading windows, overall market conditions, stock prices and our cash position and requirements going forward. The repurchase program will continue until the earlier of (a) such time when the maximum dollar amount authorized has been utilized or (b) our Board of Directors elects to discontinue the repurchase program.

CAPTARIS, INC.

5. Commitments and Contingencies

Leases

We lease our office space and certain equipment under non-cancelable operating leases which expire on various dates between November 2005 and June 2010. We sublease a portion of our office space to third parties. Certain of our lease agreements provide for scheduled rent increases over the lease term. Minimum rental expenses are recognized on a straight-line basis over the term of the lease. Future minimum lease payments under non-cancelable operating leases and future rental income under non-cancelable subleases having initial or remaining lease terms in excess of one year at September 30, 2005 were as follows (in thousands):

Periods	Future Lease Payments	Future Rental Income	Net
October 2005 - September 2006	$2,309	$(66)	$2,243
October 2006 - September 2007	1,866	—	1,866
October 2007 - September 2008	706	—	706
October 2008 - September 2009	229	—	229
Thereafter	123	—	123

	$5,233	$(66)	$5,167

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

Contingencies

We follow the provisions of SFAS No. 5 to record potential income tax claims. Significant judgment is required in evaluating our tax positions and in determining our provision for income taxes. We establish accruals for tax-related uncertainties based on estimates of whether, and to the extent which, additional taxes and interest will be due. These accruals are established when we believe that certain positions are likely to be challenged and may not be sustained on review by tax authorities. We do believe that our tax return positions are fully supportable. We adjust these accruals in light of changing facts and circumstances, such as the closing of a tax audit or the expiration of a statute of limitations. The provision for income taxes includes the impact of potential tax claims and changes to accruals that we consider appropriate, as well as the related interest expense. In addition to our judgments and use of estimates, there are inherent uncertainties surrounding income taxes that could result in actual amounts that differ materially from our estimates. Any adjustments in our tax provision related to these contingencies could have a material effect on our financial condition, results of operations and cash flow. During the third quarter of 2005 we recorded an income tax benefit of approximately $523,000. See Note 8.

6. Sale of CallXpress Product Line

On September 29, 2003, we sold our CallXpress product line to Applied Voice and Speech Technologies, Inc. (“AVST”). Concurrent with the transaction, we entered into an earn-out agreement with AVST which entitled us to receive additional payments of up to $1.0 million per year for each of the three years following the sale, depending on AVST’s success in achieving certain revenue targets. On March 2, 2005, we received a report from AVST and payment of $1.0 million, confirming achievement of the revenue target for 2004. This payment was recognized as an additional gain on the sale of the CallXpress product line and was classified on our income statement within operating loss in the first quarter of 2005.

CAPTARIS, INC.

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

As reported in our Annual Report on Form 10-K for the year ended December 31, 2004 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (the “First Quarter Form 10-Q”), on or about July 29, 2003, Travel 100 Group, Inc. (“Travel 100”) filed three lawsuits in Circuit Court in Cook County, Illinois, one against Mediterranean Shipping Company (“Mediterranean”), the second against The Melrose Hotel Company (“Melrose”) and the third against Oceania Cruises (“Oceania”). On or about April 13, 2004, a fourth lawsuit was filed by another travel agent, Travel Travel Kirkwood, Inc. (“Kirkwood”), against Oceania Cruises. That case was subsequently removed to the U.S. District Court, Eastern District of Missouri. As reported in the First Quarter 2005 Form 10-Q, the Oceania case was dismissed without prejudice in March 2005. As reported in our Second Quarter 2005 Form 10-Q, in June 2005, the parties entered into a cash settlement of the Kirkwood case, our portion of which was not material, and that case was dismissed with prejudice as to all parties on June 28, 2005.

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

Discovery is ongoing in the remaining Travel 100 cases and the parties are in the process of working out a schedule for a class certification briefing. We expect the plaintiffs in the Mediterranean case to push for a hearing on class certification in the first quarter of 2006.

We have tendered these claims to our general liability insurance carrier and the carrier has agreed to pay defense costs. In addition, the carrier has paid the settlement amount in the Kirkwood matter. However, the carrier has reserved its rights to contest their duty to indemnify Captaris with respect to the Melrose and Mediterranean matters. Even if coverage is determined to apply to these two matters, since the potential liability of these claims is substantially in excess of our coverage limits, there can be no assurance that our coverage will be sufficient to satisfy any damages we are required to pay.

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

8. Income Taxes

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

Our effective tax rates differ from the statutory rate primarily due to state income taxes, foreign income tax, tax exempt interest income and accruals for certain tax exposures discussed above. In the third quarter of 2005 and 2004, we recorded an income tax benefit of $1.3 million and $205,000, respectively, on income from continuing operations. In addition, we recorded an income tax benefit of $3.1 million and $378,000, respectively, on income from continuing operations for the nine months ended September 30, 2005 and 2004, respectively. The income tax benefit recorded for the three and nine months ended September 30, 2005 included the reversal of a tax liability of approximately $523,000 which management determined was no longer probable based on updated information surrounding the related tax return. Excluding the impact of this tax benefit, we anticipate the effective tax rate for 2005 to be approximately 37.0%.

At September 30, 2005, we have available unused net operating losses that may be applied against future taxable income of approximately $6.8 million. These net operating losses consist of international losses of $851,000 that do not expire, Federal losses of $5.5 million that expire from 2019 up to 2025, and State losses of $422,000 that expire from 2006 up to 2022. We believe that there is sufficient positive evidence to support our conclusion not to record a valuation allowance against these net operating losses. Management believes that we will utilize the loss carryforwards in the future because: (1) we have had a history of pre-tax income, (2) in 2003, we sold a product that generated losses, and (3) the IRC Section 382 limitation for the acquired net operating loss of Information Management Research, Inc. ($4.5 million) covers nine years which is well within the statute of limitations for these losses.

9. New Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN No. 47”). FIN No. 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective for us at the end of fiscal year ending December 15, 2005. We do not expect the adoption of this standard to have a material effect on our financial position, results of operations or cash flows.

On April 14, 2005, the SEC announced the adoption of a new rule that amends the effective dates for SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment”. Under SFAS No. 123R, public registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. For calendar year-end companies this means that SFAS No. 123R compliance will be required no later than the first quarter of 2006. The SEC’s new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard. We are currently evaluating option valuation methodologies and assumptions in light of this new statement. As such, at this time we have not estimated the effect of this statement on our results of operations. However, we expect the adoption of SFAS No. 123(R) to have a material adverse effect on our results of operations.

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

CAPTARIS, INC.

10. Subsequent Events

On November 3, 2005, we announced corporate changes intended to improve the efficiency and cost structure of our business. These changes include a reduction of our workforce by 12 mid to high level employees or 3.0% of our total workforce, the abandonment of a portion of our Portland, Oregon office lease and the write-off of amounts previously deferred for an application systems software project. The reduction in staff includes certain founders of Teamplate, which we acquired in September 2003, and triggers the acceleration of our remaining minimum incentive plan obligation to the management team of Teamplate that we entered into in connection with the acquisition of Teamplate. We will record a charge of approximately $2.3 million in the fourth quarter of 2005 as a result of these changes, which includes: $620,000 for severance and related costs, $1.0 million for the Teamplate incentive plan obligation, $193,000 for lease abandonment and $440,000 for the write-off of the software project. Of the total charge, $2.0 million are cash expenditures in the fourth quarter of 2005.

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

Overview

Captaris Business Information Delivery (“BID”) solutions capture, process, deliver, manage and archive data and documents enabling customers to reduce costs and increase the performance of critical business information investments. Through our global distribution network, we deliver software products and services that help organizations manage and leverage the value of corporate information. In partnership with leading enterprise technology companies, we have installed more than 90,000 systems in 95 countries in companies of all sizes, including the entire current Fortune 100. We consider our current business activities to be business information delivery solutions and, as such, we operate under one business unit segment. Our products and solutions address the fax server and e-document market, workflow and business process automation markets, as well as archiving and records management markets. We distribute our products primarily through independent distributors and value-added resellers. Our products run on off-the-shelf server hardware and on Microsoft certified software platforms including Microsoft® Windows NT, Windows 2000, Windows 2003 and Windows XP. We utilize the Microsoft.NET development tools widely in our suite of products and interface with a wide variety of hardware equipment and enterprise software products. Captaris was incorporated in the State of Washington in 1982. Our principal executive offices are located in Bellevue, Washington.

During the first nine months of 2005, we continued to concentrate on our six strategic areas of focus: strengthening our reseller channels; enhancing our strategic partnerships; creating vertical market solutions; extending our product offerings; growing enterprise accounts; and expanding our solutions capabilities. Net revenue for the quarter ended September 30, 2005 increased by $3.7 million or 20.7% compared to the quarter ended September 30, 2004. Net revenue for the first nine months of 2005 increased $7.3 million or 13.5% compared to the first nine months of 2004.

The increase in revenue for the quarter and nine months ended September 30, 2005 was primarily attributable to revenue from our new BID product lines, Document Management (formerly Alchemy) and Workflow. We acquired the Document Management product line in October 2004 and the Workflow product line in September 2003. Revenue from our new BID product lines increased approximately $2.9 million and $7.7 million in the third quarter and first nine months of 2005, respectively, compared to the same periods of 2004. The increase in BID revenue is due primarily to the inclusion of sales from our Document Management product line in the 2005 periods.

Revenue from our RightFax product line increased by $790,000 or 4.5% in the third quarter of 2005 compared to the third quarter of 2004. This increase was not enough to fully recover from the decline in the first quarter of 2005 from the first quarter of 2004 and a flat second quarter 2005 compared to second quarter 2004, resulting in a decrease of $406,000 or 0.8% for the nine months ended September 30, 2005. RightFax product revenue, which includes revenue from software licenses and hardware sales, was $11.7 million for the third quarter, down 3.5% from the same quarter of last year. For the nine months ended September 30, 2005, RightFax product revenue was $33.4 million down 8.5% from the same period last year. RightFax maintenance, support and services revenue was $6.5 million for the third quarter of 2005, up $1.2 million or 22.8% from the same quarter last year. For the nine months ended September 30, 2005, RightFax maintenance, support and services revenue was $18.6 million, up 16.9% from the same period last year.

We believe that revenue from the RightFax product line was negatively impacted in the first half of 2005 in part from changes we introduced into the sales channel in the first quarter of 2005. We acquired the Document Management product line from Information Management Research, Inc. (“IMR”) in the fourth quarter of 2004 and postponed integrating revenue

CAPTARIS, INC.

operations until after the first of the year, which is typically our slowest sales quarter. In the first half of 2005, many of our traditional RightFax resellers increased their emphasis on the new BID product lines as we integrated the Document Management product line. Other changes included new technology in our RightFax product, reassignment in field support and emphasis on multi-product solution selling. We believe these changes temporarily negatively impacted revenue from the RightFax product line, as the resellers have been focused on training and integrating the new products into their product lines. We anticipated training and similar transitional activities with our partners, however, we believe these activities took longer and had a greater impact on RightFax product revenue than we expected. We believe that the RightFax product line revenue will continue to see improvements during the fourth quarter and expect it to stay reasonably consistent with the prior year sales of the RightFax product line.

Gross margin increased to 69.6% in the third quarter of 2005 from 63.7% in the third quarter of 2004, and increased to 68.1% in the nine months ended September 30, 2005 up from 65.4% in the nine months ended September 30, 2004. The improved gross margins in the quarter and nine months ended September 30, 2005 are a result of increased sales of our new BID product lines which contribute higher gross margins compared to the RightFax product line which contributes lower gross margins due to its lower margin hardware components.

Aggregate research and development, selling, general and administrative expenses, net of gain on the sale of the CallXpress product line and stock compensation benefit, increased by $5.1 million or 41.1% in the third quarter of 2005 compared to the third quarter of 2004, and increased by $12.7 million or 33.9% in the first nine months of 2005 compared to the first nine months of 2004. The increase in these expenses is primarily due to increased sales, marketing, development and amortization expenses related to the Document Management product line as well as increased commission expense, increased costs associated with compliance with the Sarbanes-Oxley Act of 2002 and increased staffing costs in our accounting, legal and information technology functions.

Consolidated cash, cash equivalents and investments at September 30, 2005 were $50.5 million, a decrease of approximately $6.8 million from December 31, 2004. During the first nine months of 2005, we used approximately $4.4 million to repurchase our common stock, $2.6 million to purchase capital assets and $174,000 in operating activities, which was partially offset by cash provided from the exercise of stock options from our employee stock option plans of $362,000.

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

CAPTARIS, INC.

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

CAPTARIS, INC.

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

Valuation of acquired businesses, assets and liabilities. Our business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. As of September 30, 2005 our goodwill and intangible assets, net of accumulated amortization, were $43.3 million. The determination of the fair value of such intangible assets and goodwill is a critical and complex consideration that involves significant assumptions and estimates. These assumptions and estimates are based on our best judgments and could materially affect our financial condition and results of operations.

Impairment of goodwill. Goodwill is tested for impairment on an annual basis in the first quarter of the year, and on an interim basis in certain circumstances. We conducted our annual assessment during the first quarter of 2005 and determined our goodwill at March 31, 2005, was not impaired. No conditions or events have occurred during the third quarter which would require us to update the assessment. Our judgments regarding the existence of impairment indicators include our assessment of the impacts of legal factors; market and economic conditions; the results of our operational performance and strategic plans; competition and market share; and any potential for the sale or disposal of a significant portion of our principal operations. If we conclude that indicators of impairment exist, we then assess the fair value of goodwill. The valuation process provides an estimate of a fair value of goodwill using a discounted cash flow model and includes many assumptions and estimates. Once the valuation is determined, we will write-down goodwill to its determined fair value, if necessary. Any write-down could have a material adverse effect on our financial condition and results of operations.

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

CAPTARIS, INC.

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

Results of Operations

Net Revenue

We derive net revenue primarily from licensing software as well as follow-on sales of add-on software modules and sales of maintenance, which includes software upgrades and support agreements. We distribute fax boards with a significant number of our RightFax product sales for which we receive a margin significantly less than the margin on our software products. Our new BID product lines consist of our Workflow and Document Management products and related services.

	Quarter Ended September 30,			Nine Months Ended September 30,
	2005	% Change from 2004	2004	2005	% Change from 2004	2004
	(in thousands)				(in thousands)
RightFax product line	$18,186	4.5%	$17,396	$51,966	(0.8)%	$52,372
New BID product lines	3,569	462.0%	635	9,751	381.5%	2,025

Net revenue	$21,755	20.7%	$18,031	$61,717	13.5%	$54,397

Net revenue for the quarter ended September 30, 2005 increased by $3.7 million or 20.7% compared to the quarter ended September 30, 2004. Net revenue for the first nine months of 2005 increased $7.3 million or 13.5% compared to the first nine months of 2004.

The increase in revenue for the quarter and nine months ended September 30, 2005 was primarily attributable to revenue from our new BID product lines, the Document Management and Workflow product lines. We acquired the Document Management product line in October 2004 and the Workflow product line in September 2003. Revenue from our new BID product lines increased approximately $2.9 million and $7.7 million in the third quarter and first nine months of 2005, respectively, compared to the same periods of 2004. This increase is due primarily to the inclusion of sales from our Document Management product line in the 2005 periods.

Revenue from our RightFax product line increased slightly in the third quarter of 2005 compared to the third quarter of 2004 with an increase of $790,000 or 4.5%. This increase was not enough to fully recover from the decline in the first quarter of 2005 from the first quarter of 2004 and a flat second quarter compared to second quarter 2004, resulting in a decrease of $406,000 or 0.8% for the nine months ended September 30, 2005. RightFax product revenue, which includes revenue from software licenses and hardware sales, was $11.7 million for the third quarter, down 3.5% from the same quarter of last year. For the nine months ended September 30, 2005, RightFax product revenue was $33.4 million down 8.5% from the same period last year. RightFax maintenance, support and services revenue was $6.5 million for the third quarter of 2005, up $1.2 million or 22.8% from the same quarter last year. For the nine

CAPTARIS, INC.

months ended September 30, 2005, RightFax maintenance, support and services revenue was $18.6 million, up 16.9% from the same period last year.

We believe that revenue from the RightFax product line was negatively impacted in the first half of 2005 in part from changes we introduced into the sales channel in the first quarter of 2005. We acquired the Document Management product line from IMR in the fourth quarter of 2004 and postponed integrating revenue operations until after the first of the year, which is typically our slowest sales quarter. In the first half of 2005, many of our traditional RightFax resellers increased their emphasis on the new BID product lines as we integrated the Document Management product line. Other changes included new technology in our RightFax product, reassignment in field support and emphasis on multi-product solution selling. We believe these changes temporarily negatively impacted revenue from the RightFax product line, as the resellers have been focused on training and integrating the new products into their product lines. We anticipated training and similar transitional activities with our partners, however, we believe these activities took longer and had a greater impact on RightFax product revenue than we expected. We believe that the RightFax product line revenue will continue to see improvements during the fourth quarter and expect it to stay reasonably consistent with the prior year sales of the RightFax product line.

International net revenue represented approximately 24.4% and 25.5% of total net revenue for the third quarter and nine months ended September 30, 2005, compared to 21.7% and 23.3% for the same periods in 2004. International revenue from the RightFax product line represented approximately 20.4% and 21.5% of total net revenue for the third quarter and nine months ended September 30, 2005, compared to 21.0% and 21.8% for the third quarter and nine months ended September 30, 2004. The overall increase in revenue from our international regions was due to our continued investment and expansion into international markets and to a higher distribution of sales outside North America from our Document Management product line. We expect the portion of our revenue derived from international markets to continue to increase in 2005 because a significant portion of our new BID product line sales are made internationally.

We anticipate that consolidated net revenue will grow by approximately 10% to 15% in 2005 compared to 2004 due to an increase in the volume of products and services sold as well as recognition of a full twelve months in 2005 of revenue from the Document Management product line, which we acquired in late October 2004. Historically, our business experiences seasonality with a decline in revenue during the first quarter compared to the prior year’s fourth quarter, building gradually during the second and third quarters, and ending with the fourth quarter as our largest quarter for revenue. We anticipate this pattern to continue in 2005. After a 7.8% decline in the first quarter of 2005 from first quarter 2004, and a flat second quarter 2005 compared to second quarter 2004, revenue for the RightFax product line has increased 4.5% in the third quarter 2005 over third quarter 2004. We believe that this growth trend is consistent with our seasonality and is reasonably representative of the anticipated increase in the quarter and year ending December 31, 2005.

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

	Quarter Ended September 30,			Nine months ended September 30,
	2005	% Change from 2004	2004	2005	% Change from 2004	2004
	(in thousands)			(in thousands)
Gross profit	$15,142	31.8%	$11,487	$42,047	18.2%	$35,581
Percentage of revenue	69.6%		63.7%	68.1%		65.4%

The increase in gross profit for the quarter and nine months ended September 30, 2005 compared to the quarter and nine months ended September 30, 2004 is primarily attributable to increased sales of our new BID product lines which contribute higher gross margins compared to the RightFax product line which contributes lower gross margins due to its lower margin hardware components. We anticipate gross profit as a percentage of revenue for the quarter and year ending December 2005 will continue to be improved over quarter and year ended December 2004 due to increased revenue, as a percent of our total revenue, from our new BID product lines. The increase in BID revenue is due primarily to the inclusion of sales from our Document Management product line in the 2005 periods.

CAPTARIS, INC.

Research and Development

Research and development expenses consist primarily of salaries and benefits and related expenses for developers, product managers, quality assurance personnel and payments to outside contractors for programming services.

	Quarter Ended September 30,			Nine months ended September 30,
	2005	% Change from 2004	2004	2005	% Change from 2004	2004
	(in thousands)			(in thousands)
Research and development	$3,496	22.8%	$2,846	$10,300	42.3%	$7,237
Percentage of revenue	16.1%		15.8%	16.7%		13.3%

For the quarter and nine months ended September 30, 2005, research and development expenses increased compared to the quarter and nine months ended September 30, 2004, primarily due to additional staff related to the Document Management product line, which we acquired in our acquisition of IMR in late October 2004. We expect research and development expenses to remain relatively flat in the fourth quarter 2005 compared to the third quarter of 2005. The Workflow product line is relatively young and we anticipate more frequent and substantive product releases than with our more mature RightFax and Document Management product lines.

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

	Quarter Ended September 30,			Nine months ended September 30,
	2005	% Change from 2004	2004	2005	% Change from 2004	2004
	(in thousands)			(in thousands)
Selling, general and administrative	$13,487	37.9%	$9,781	$39,444	31.9%	$29,898
Percentage of revenue	62.0%		54.2%	63.9%		55.0%

The increase in selling, general and administrative expenses in the third quarter and nine months ended September 30, 2005 compared to the same periods of 2004 was primarily attributable to the following: 1) an increase in Sales and Marketing employee and operating costs of approximately $2.7 million and $6.0 million for the third quarter and first nine months of 2005, respectively, over the same periods in 2004 primarily attributable to the addition of staff to support the new Document Management product line, acquired in late October 2004, channel expansion and other program costs; 2) an increase of approximately $668,000 and $1.7 million in the third quarter and first nine months of 2005, respectively, over the same periods in 2004 related to additional internal finance, information systems and legal staff and related costs; 3) an increase in Finance and Administrative costs of approximately $199,000 and $924,000 in the third quarter and first nine months of 2005, respectively, for costs incurred for financial statement audits, Sarbanes-Oxley Act of 2002 audits, legal expenses and consulting services and 4) costs incurred for third-party consultants related to an upgrade to our financial systems of $576,000 in the nine months ended September 30, 2005.

Included in our Finance and Administrative expenses are external costs, third-party consultants and outside audit services associated with the Sarbanes-Oxley Act of 2002. These costs were approximately $230,000 and $885,000 for the third quarter and first nine months of 2005, respectively, compared to $259,000 and $556,000 in the third quarter and first nine months of 2004, respectively.

We expect selling, general and administrative expenses in 2005 to increase in the next quarter over 2004 resulting from an expected increase in sales due to seasonality and the inclusion of selling, general and administrative expenses related to the Document Management product line, and as we continue to focus our efforts on our sales and marketing strategies. We expect to continue to incur elevated expenses similar to the past nine months and 2004 associated with our compliance with the Sarbanes-Oxley Act of 2002.

CAPTARIS, INC.

Amortization of Intangible Assets

Amortization expense for license agreements and core technology is recorded in cost of revenue and was $481,000 and $201,000 for the quarters ended September 30, 2005 and 2004, respectively, and $1.4 million and $604,000 for the nine months ended, September 30, 2005 and 2004, respectively. Amortization expense of other purchased intangible assets recorded in operating expenses was $454,000 and $102,000 for the quarters ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, amortization expense recorded in operating expenses was $1.4 million and $308,000, respectively. The increase in amortization expense in the quarter and nine months ended 2005 compared to the prior year periods are due to the intangibles we acquired with the acquisition of IMR and the Document Management product line in October 2004. We expect amortization expense for the remaining quarter of 2005 to be similar to amortization expense in the first three quarters of 2005.

Sale of CallXpress Product Line

On September 29, 2003, we sold our CallXpress product line to Applied Voice and Speech Technologies, Inc. (“AVST”). Concurrent with the transaction, we entered into an earn-out agreement with AVST which entitled us to receive additional payments of up to $1.0 million per year for each of the three years following the sale, depending on AVST’s success in achieving certain revenue targets. On March 2, 2005, we received a report from AVST and payment of $1.0 million, confirming achievement of the revenue target for 2004. This payment was recognized as an additional gain on the sale of the CallXpress product line and was classified on our income statement within operating loss in the first quarter of 2005.

Stock Compensation

During the second quarter of 2001, we offered a limited non-compulsory exchange of employee stock options on a less than one-for-one basis. The exchange (which closed on July 10, 2001) resulted in the voluntary cancellation of employee stock options to purchase 3,135,720 shares of our common stock with varying exercise prices greater than $10.00 per share in exchange for 1,286,790 employee stock options with an exercise price of $2.11. The option exchange offer resulted in variable accounting treatment for a total of 1,993,250 options, representing the 1,286,790 new options granted in the exchange as well as all employee options modified during the year. Variable accounting treatment results in charges or credits recorded to stock based compensation, depending on fluctuations in quoted prices for our common stock and the number of stock options subject to variable accounting, neither of which can be predicted. At September 30, 2005 and 2004, the number of options to purchase common stock subject to variable accounting, were 164,761 and 183,594, respectively. We recognized a benefit of $59,000 in the third quarter of 2005 and a benefit of $413,000 in the third quarter 2004 for variable stock compensation. We recorded a benefit of $239,000 for variable stock compensation for the nine months ended September 30, 2005 and a benefit of $194,000 for the nine months ended September 30, 2004.

On September 1, 2005, our Compensation Committee and Board of Directors approved the acceleration of vesting of certain unvested stock options granted to our employees and officers under our stock option plans that have an exercise price greater than $3.73 per share, the closing price of our common stock on September 1, 2005. Options held by non-employee directors were not included in the acceleration. Options to purchase approximately 2.3 million shares of our common stock became immediately exercisable. In accordance with APB No. 25 and FASB Interpretation No. 44, no compensation expense was recorded within the financial statements as a result of this modification as the options had an intrinsic value of $0.00 on the date of the modification due to the exercise price being in excess of the current market price of the stock.

We expect to continue to record stock compensation charges or benefits in the fourth quarter of 2005 for the options outstanding subject to variable accounting. The amount of these charges or benefits will depend on our stock price and the number of stock options subject to variable accounting that are outstanding during each quarter, neither of which can be predicted. These charges or benefits could have a material impact on our reported financial results in a particular quarter or for the year. When we adopt SFAS No. 123(R) in the first quarter of 2006, stock compensation charges or benefits will be calculated in accordance with the new standard and charges or benefits related to options subject to variable accounting will cease. We are currently evaluating option valuation methodologies and assumptions in light of this new statement and as such, estimates of the effect of this statement cannot be reasonably determined at this time; however, we expect the adoption of SFAS No. 123(R) to have a material adverse effect on our results of operations. See New Accounting Pronouncements below.

Other Income, Net

Other income, net, consists primarily of investment income and foreign currency transaction gains and losses. For the quarter and nine months ended September 30, 2005, net other income was $199,000 and $625,000, respectively, compared to $287,000 and $673,000 for the quarter and nine months ended September 30, 2004, respectively. The decrease in net other

CAPTARIS, INC.

income was due primarily to a decrease in interest income due to a decrease in our invested cash balances. Our invested cash balances have decreased significantly primarily due to our use of $26.4 million of cash to acquire IMR in October 2004 and $20.9 million of cash to repurchase and redeem our common stock in 2004 and 2005. Assuming interest rates remain at recent levels, we expect interest income to decline further during 2005 due to the reduction in our investment balances.

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

Our effective tax rates differ from the statutory rate primarily due to state income taxes, foreign income tax, tax exempt interest income and accruals for certain tax exposures discussed above. In the third quarter of 2005 and 2004, we recorded an income tax benefit of $1.3 million and $205,000, respectively, on income from continuing operations. In addition, we recorded an income tax benefit of $3.1 million and $378,000, respectively, on income from continuing operations for the nine months ended September 30, 2005 and 2004, respectively. The income tax benefit for the three and nine months ended September 30, 2005 included the reversal of a tax liability of approximately $523,000 which management determined was no longer probable based on updated information surrounding the related tax return. Excluding the impact of this tax benefit, we anticipate the effective tax rate for 2005 to be approximately 37.0%.

At September 30, 2005, we have available unused net operating losses that may be applied against future taxable income of approximately $6.8 million. These net operating losses consist of international losses of $851,000 that do not expire, Federal losses of $5.5 million that expire from 2019 up to 2025, and State losses of $422,000 that expire from 2006 up to 2022. We believe that there is sufficient positive evidence to support our conclusion not to record a valuation allowance against these net operating losses. Management believes that we will utilize the loss carryforwards in the future because: (1) we have had a history of pre-tax income, (2) in 2003, we sold a product that generated losses, and (3) the IRC Section 382 limitation for the acquired net operating loss of IMR ($4.5 million) covers nine years which is well within the statute of limitations for these losses.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, short-term investments available-for-sale and long-term investments available-for-sale. Our portfolio consists primarily of money market funds, adjustable rate mortgage-backed securities, municipal and U.S. government agency-backed securities. Consolidated cash, cash equivalents and investments at September 30, 2005 were $50.5 million, a decrease of approximately $6.8 million from December 31, 2004. During the first nine months of 2005, we used approximately $4.4 million to repurchase our common stock, $2.6 million to purchase capital assets and $174,000 in operating activities. The decrease in cash was partially offset by $362,000 of proceeds received from the exercise of stock options through our employee stock option plans.

Cash used in operations during the first nine months of 2005 was $174,000 compared to cash provided by operations of $3.6 million during the first nine months of 2004. Cash used by operating activities in the first nine months of 2005 was primarily attributable to our loss from operations and a decrease in accounts payable, partially offset by a decrease in accounts receivable and an increase in deferred revenue. Cash provided by operating activities in the first nine months of 2004 was primarily due to an increase in deferred revenue and decreases in accounts receivable and inventories partially offset by decreases in income taxes payable and accrued compensation and benefits.

Cash provided by investing activities was $1.8 million for the first nine months of 2005, due to $4.4 million of proceeds and maturities of investments, net of investment purchases, partially offset by $2.6 million of capital asset purchases, compared to cash used of $7.5 million for the first nine months of 2004. Cash used in investing for the nine months ended September 30, 2004 consisted primarily of $5.0 million in purchases of marketable securities, net of proceeds from sales and maturities of investments, and $2.5 million capital asset purchases.

Cash used in financing activities during the first nine months of 2005 was $4.1 million compared to cash used in financing activities of $8.4 million in the first nine months of 2004. In the first nine months of 2005, we repurchased $4.4 million of our common stock under our repurchase program compared to $9.3 million in the first nine months of 2004. The use of cash was

CAPTARIS, INC.

partially offset by cash provided from the exercise of stock options from our employee stock option plans of $362,000 and $958,000 in the nine months ended September 30, 2005 and 2004, respectively.

We believe existing cash and short-term investments together with funds generated from operations will be sufficient to meet our anticipated working capital needs and capital expenditure needs for the next twelve months and the foreseeable future.

In addition to cash, cash equivalents and investment balances, we have a $1.0 million irrevocable standby letter of credit. We have collateralized the letter of credit with a $1.0 million restricted certificate of deposit, which secures our corporate headquarters lease, which is included in restricted cash at September 30, 2005 and December 31, 2004.

Subsequent Event

On November 3, 2005, we announced corporate changes intended to improve the efficiency and cost structure of our business. These changes include a reduction of our workforce by 12 mid to high level employees or 3.0% of our total workforce, the abandonment of a portion of our Portland, Oregon office lease and the write-off of amounts previously deferred for an application systems software project. The reduction in staff includes certain founders of Teamplate, which we acquired in September 2003, and triggers the acceleration of our remaining minimum incentive plan obligation to the management team of Teamplate that we entered into in connection with the acquisition of Teamplate. We will record a charge of approximately $2.3 million in the fourth quarter of 2005 as a result of these changes, which includes: $620,000 for severance and related costs, $1.0 million for the Teamplate incentive plan obligation, $193,000 for lease abandonment and $440,000 for the write-off of the software project. Of the total charge, $2.0 million are cash expenditures in the fourth quarter of 2005.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and estimated commercial commitments as of September 30, 2005 and the effect such obligations are expected to have on liquidity in future periods:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Operating leases, net of sublease income	$5,167	$2,243	$2,572	$352	$—
Purchase obligations:
Teamplate incentive program[1]	1,250	1,250	—	—	—
Long-term purchase commitments[2]	3,197	1,812	1,000	385	—

Total contractual obligations and estimated commercial commitments	$9,614	$5,305	$3,572	$737	$—

Notes:

1.	As part of the effort to retain the management team of Teamplate, Inc. which we acquired in September 2003, we offered an incentive plan that allows the Teamplate management team to earn a minimum of $2.8 million up to a maximum of $8.3 million over the thirteen quarter period following the closing, subject to their continued employment and our success in achieving certain performance targets. This payment was accelerated in November 2005. See Subsequent Event disclosure above.

2.	Long-term commitments represent a commitment made to purchase software maintenance and support and telecommunication services.

New Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN No. 47”). FIN No. 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective for us at the end of fiscal year ending December 15, 2005. We do not expect the adoption of this standard to have a material effect on our financial position, results of operations or cash flows.

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

CAPTARIS, INC.

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

CAPTARIS, INC.

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

We rely heavily on independent distributors, value-added resellers and IT service partners.

A substantial majority of our revenue depends on a network of computer-oriented value-added resellers, independent distributors and IT service partners. There is intense competition for the attention of these resellers from our competitors and from providers of other products distributed through these channels. Many of these resellers do not have the financial resources to withstand a downturn in their businesses. We may not be able to maintain or expand our network of resellers in the future. Moreover, our resellers may not maintain or expand their present level of efforts to sell our products. If we lose a major dealer or reseller, or if our dealers and resellers lose interest in selling our products, our business, results of operations and financial condition may be adversely affected.

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

CAPTARIS, INC.

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

CAPTARIS, INC.

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

CAPTARIS, INC.

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

We are vigorously defending these cases, but litigation is subject to numerous uncertainties and we are unable to predict the ultimate outcome of any of these matters. Moreover, the amount of any potential liability in connection with these cases will depend, to a large extent, on whether a class is certified, and if one is certified, on what the scope of that class will be, neither of which can be predicted at this time. We have not recorded a liability related to these cases. However, there is no guarantee that we will not determine in the future that an accrual is required or that we will not be required to pay damages in respect of these cases in the future, either of which could materially and adversely affect our results of operations, cash flows and financial condition for the quarter or year in which any accrual is recorded or any damages are paid. We have tendered these claims to our general liability insurance carrier and the carrier has agreed to pay defense costs. However, the carrier has reserved its rights to contest their duty to indemnify Captaris with respect to these matters. Even if coverage is determined to apply, since the potential liability of these claims is substantially in excess of our coverage limits, there can be no assurance that our coverage will be sufficient to satisfy any damages we are required to pay. We expect the plaintiffs in one of the cases to push for a hearing on class certification in the first quarter of 2006.

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

CAPTARIS, INC.

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

CAPTARIS, INC.

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

Interest rate risk

We maintain an investment portfolio consisting primarily of investment grade interest bearing securities. These securities are classified as “available-for-sale” securities. The interest bearing securities in our portfolio are subject to interest rate risk and will fall in value if market interest rates increase. Conversely, declines in interest rates could have a material impact on interest earnings of our investment portfolio. If market interest rates were to increase immediately and uniformly by 100 basis points from levels at September 30, 2005, the decline in the fair value of the portfolio would be approximately $152,000. Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results, financial condition or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.

Foreign currency risk

Currently, substantially all of our revenue is denominated in U.S. dollars. We price certain international sales to the United Kingdom in British pounds sterling, to Canada in Canadian dollars, to Australia in Australian dollars and to participating European Community countries in Euros. Increases in the value of the dollar against any local currencies could cause our products to become relatively more expensive to customers in a particular country or region, leading to reduced revenue or profitability in that country or region. As we continue to expand our international operations, we expect our non-U.S.-dollar-denominated revenue and our exposure to gains and losses on international currency transactions to increase. We do not currently engage in transactions to hedge against the risk of currency fluctuations, but we may do so in the future.

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

We performed a sensitivity analysis assuming a hypothetical 10.0% adverse movement in foreign exchange rates to the underlying foreign currency exposures described above. The sensitivity analysis indicated that a hypothetical 10.0% adverse movement in foreign currency exchange rates would result in a $219,000 loss in fair values of foreign currency denominated assets and liabilities at September 30, 2005.

CAPTARIS, INC.

Item 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), we have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on our evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2005 to ensure that information required to be disclosed in this report is recorded, processed, summarized and reported within the appropriate time periods. The basis for this determination was that we identified material weaknesses in our internal control over financial reporting as of December 31, 2004, which we view as an integral part of our disclosure controls and procedures. These material weaknesses were first described in our management’s report on internal control over financial reporting that is included in Amendment No. 1 to our Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission on May 2, 2005 (“Management’s Internal Control Report”). As of September 30, 2005, certain items of our remediation plan have yet to be fully implemented and others are pending testing as to their effectiveness. As a result we were unable to rely fully on our controls due to untested remediation or unremediated material weaknesses, and therefore additional review, evaluation and oversight were required on the part of management to ensure we adequately compensated for the weaknesses in our internal control over financial reporting.

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

Information Management Research, Inc. (“IMR”) was excluded from management’s assessment as of December 31, 2004 because it was acquired by us in a purchase business combination on October 28, 2004 and it was not possible for management to conduct an assessment of IMR’s internal control over financial reporting in the period between the consummation date and due date of management’s assessment. The exclusion of IMR from our assessment was pursuant to the guidance from the Division of Corporation Finance and Office of the Chief Accountant of the Commission contained in the release captioned Frequently Asked Questions (revised October 6, 2004). At December 31, 2004, IMR represented 23.7% of total consolidated assets and represented 2.4% of total consolidated revenue for the year ended December 31, 2004. Since December 31, 2004 IMR’s operations have been integrated into the internal controls and process of the Company and accordingly, the following discussions include the related controls and procedures of the acquired IMR operations.

Material weaknesses in our internal control over financial reporting were identified and reported in Management’s Internal Control Report as part of our annual assessment as of December 31, 2004. In addition to our assessment, we included in that report our 2005 remediation plans in response to the identified material weaknesses. We have listed below the nature of the material weaknesses we identified, and the steps we are taking or have implemented to remediate these material weaknesses as of September 30, 2005.

Changes in Internal Control Over Financial Reporting

We continue to take steps to remediate the material weaknesses identified at December 31, 2004, and to implement, test and remediate controls. However, we will not be able to demonstrate that these material weaknesses have been fully remediated or that controls are operating effectively, until we complete our remediation efforts and both we and our independent registered public accounting firm conduct fiscal year-end processes and assessments of the Company’s internal control over financial reporting in connection with the December 31, 2005 annual measurement date. Our remediation efforts involve establishing new policies and procedures which take time to implement and ongoing efforts to monitor in order to ensure the remediated controls are operating as designed.

We may have difficulty achieving our anticipated timing for the remediation efforts. These difficulties may arise as a result of multiple factors, including any new deficiencies in control processes we may identify, unanticipated changes in personnel, or finding that our newly implemented remediation is not operating effectively through testing and assessment to be performed as of December 31, 2005.

CAPTARIS, INC.

In summary, during the nine month period ended September 30, 2005, we implemented new controls and procedures to specifically address previously identified material weaknesses. Our efforts have been carried out both internally and through the use of outside consultants. Additionally, we have expanded and enhanced our internal capabilities through the hiring and/or seasoning of experienced and knowledgeable personnel within accounting, finance and information technology.

During the first and second quarters of 2005, we began to implement new controls and procedures designed to remediate deficiencies in controls identified and we developed testing plans to evaluate the operating effectiveness of these controls. During the second and third quarters of 2005 we continued implementing remediation plans and conducted internal testing for our internal control over financial reporting. During the third quarter of 2005, we made the following key changes:

1.	We hired a Vice President of Information Technology. In addition, the Information Technology Department moved from the Operations area to the Finance and Administration area and now reports to the Chief Financial Officer.

2.	We upgraded our deferred revenue and our financial system applications to the current version of the software.

3.	We completed an entity level business risk assessment and presented the assessment to the Company’s Board of Directors.

4.	We completed an assessment of our finance and accounting personnel, our financial and operations information requirements and our information systems.

5.	We engaged a third party to provide technical assistance in preparation for our implementation in January 2006 of FAS 123R.

As previously noted, our remediation efforts are subject to our final testing and assessment as of December 31, 2005 and while we believe that the design of our remediation efforts are effective, they may be deemed ineffective due to operational deficiencies or currently unknown design deficiencies discovered prior to our year end assessment.

Based on management’s assessment at December 31, 2004 and as disclosed in Management’s Internal Control Report, we have identified material weaknesses in our internal control over financial reporting. A material weakness is a significant deficiency (as defined in PCAOB Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following is a summary of the material weaknesses we identified and a summary of the remediation completed through September 30, 2005:

1.    We determined that a material weakness exists in that our culture did not establish and promote an environment that results in effective internal control over financial reporting and the generation of reliable financial statements. This material weakness led to additional material weaknesses, as discussed below, that resulted in material adjustments and reclassifications to our consolidated financial statements as of and for the year ended December 31, 2004. This material weakness also resulted in an absence of a comprehensive and effective entity level risk assessment, insufficient information systems support for financial reporting, and a persistent inadequacy in the number of accounting personnel with appropriate technical expertise.

Remediation as of September 30, 2005 – Management has continued to make changes within the organization in regards to entity wide controls and procedures. Specifically, a new program has been implemented during 2005 which emphasizes performance planning, communication plans, employee training, and expanded accountability for internal control across the organization to address previously identified deficiencies. Remediation of this area is partly dependant on proactive remediation efforts in place to address the other material weaknesses as described below. These efforts include our completed assessment of both Finance and IT personnel, completion of an entity level business risk assessment process and completion of certain financial automation projects that we believe provide more accurate and timely financial reporting. We have expanded and trained our accounting and financial reporting departments and believe we currently have an adequate number of personnel with sufficient technical knowledge for our business to produce timely and accurate financial reporting.

Changes have also been made to our organizational structure and personnel. During August 2005, we hired a Vice President of Information Technology. In addition, the Information Technology Department moved from the Operations area to the Finance and Administration area and reports to the Chief Financial Officer. We continue to implement changes to personnel and internal controls and procedures within our information technology control environment to ensure our financial reporting and operating systems are adequately supported. We will continue to implement changes and testing; however, initial tests performed in the third quarter indicated that further remediation and training will be required during the remainder of the year which will be considered as part of our final assessment and testing as of the December 31, 2005 measurement date.

CAPTARIS, INC.

2.    We determined that a material weakness exists in that we do not have an adequate entity level business risk assessment process to identify and consider the implications of relevant risks. In addition, there were not sufficient risk assessments conducted to evaluate the impact on internal control over financial reporting of business changes and non-routine financial transactions arising from acquisitions and divestitures and from a broadening and diversification of our business.

Remediation as of September 30, 2005 – During September 2005 we completed an entity level business risk assessment and presented the assessment to the Company’s Board of Directors. The financial reporting risks are one of the key areas of evaluation in the risk assessment. The on-going risk assessment review process includes a quarterly review to ensure the identification of new and changing risks in a timely manner. We believe this entity level risk assessment process is designed appropriately to address previously identified deficiencies, and will continue to be evaluated through December 31, 2005. We believe that our changes to personnel, including training to existing personnel, have also improved our ability to evaluate non-routine financial transactions and the impacts of operational changes in financial reporting.

3.    We determined that a material weakness also exists in our information systems, in that the information systems do not appropriately address the requirements necessary for preparation of timely and accurate financial reports and do not sufficiently support the finance function, resulting in adjustments and reclassifications to our consolidated financial statements as of and for the year ended December 31, 2004. The underlying data reporting structure utilized in the financial reporting application does not adequately address our reporting requirements. The financial application and related information applications and systems are not sufficiently robust and comprehensive, resulting in a lack of automation in the financial close and related financial reporting processes.

Remediation as of September 30, 2005 – As of September 30, 2005 we had upgraded our financial system to the current version of the software, implemented Equity Edge for record keeping and reporting of our stock based compensation and implemented a more automated deferred revenue system. An initial control assessment has been performed through the testing of our IT general computer controls. We will continue to make changes in our general computer controls and within our IT control environment for the remainder of the year to address previously identified deficiencies and enhance the internal controls and procedures sufficient to support the financial reporting and operating systems within the Company.

The remediation plan outlined in Management’s Internal Control Report included implementation of a revision to our data architecture structure in our financial system application and related systems by the third quarter of 2005. Due to delays in portions of our financial automation projects, the revision to the data architecture structure was not implemented in the third quarter. We evaluated completing the revision to the data reporting structure in the fourth quarter of 2005. We concluded the internal control risks were too high for a project with significant changes to our financial system application so close to the end of the year. We decided to delay the revision to our data reporting structure until fiscal year 2006. Excluding the delay associated with the data reporting revision, we expect to complete all the actions outlined in our remediation plan by the end of 2005.

We do not believe that the delay in the revision to the data architecture structure in itself will result in a material weakness as of the end of the year, however the related controls and systems will be evaluated and subject to our final assessment in conjunction with our complete evaluation of internal control over financial reporting. It is possible that such delay, when combined with current unremediated or unknown deficiencies, may aggregate to a material weakness.

CAPTARIS, INC.

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

Remediation as of September 30, 2005 – A significant component of our remediation plan was to hire additional qualified accounting and financial reporting personnel and to train existing personnel. We believe our current accounting and financial reporting department includes an adequate number of qualified personnel to ensure accurate and timely financial reporting. Additionally, for some non-routine transactions and complex tax issues, management engages third party technical experts on an ongoing basis. Management also uses the periodic assessment of our finance and accounting personnel to identify and plan for necessary technical training for key accounting personnel. During 2005, we also assigned a dedicated revenue accountant that we believe has the technical expertise required to focus on the revenue recognition controls. We believe that as of September 30, 2005 appropriate internal controls and procedures surrounding the accounting close and financial reporting process have been implemented to correct previously identified deficiencies. We will continue to test the internal controls in place to ensure they are operating effectively for the remainder of the year and as part of our year end close and financial reporting process.

We plan on making refinements to our internal controls during the remainder of the year to continue addressing the previously identified material weaknesses as noted in Management’s Internal Control Report. The remediation plan, both those components already implemented and described above and in previous 2005 filings, and those pending implementation, will be subject to testing and our final assessment as of December 31, 2005 to determine their effectiveness. As of September 30, 2005, we believe we have initiated significant remediation efforts to address our material weaknesses identified as of December 31, 2004, and continue to make significant changes in response to our controls and procedures surrounding Information Technology and our overall entity level business risk assessment. The ultimate success and effectiveness of our remediation efforts are subject to proper implementation of pending changes within our Information Technology control environment and within in our entity level business risk assessment. Additionally, our internal controls over financial reporting are subject to our final assessment and testing as well as testing by our independent registered public accounting firm as of December 31, 2005.

Except for the items noted above, there have been no other changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As reported in our Annual Report on Form 10-K for the year ended December 31, 2004 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (the “First Quarter Form 10-Q”), on or about July 29, 2003, Travel 100 Group, Inc. (“Travel 100”) filed three lawsuits in Circuit Court in Cook County, Illinois, one against Mediterranean Shipping Company (“Mediterranean”), the second against The Melrose Hotel Company (“Melrose”) and the third against Oceania Cruises (“Oceania”). On or about April 13, 2004, a fourth lawsuit was filed by another travel agent, Travel Travel Kirkwood, Inc. (“Kirkwood”), against Oceania Cruises. That case was subsequently removed to the U.S. District Court, Eastern District of Missouri. As reported in the First Quarter 2005 Form 10-Q, the Oceania case was dismissed without prejudice in March 2005. As reported in our Second Quarter 2005 Form 10-Q, in June 2005, the parties entered into a cash settlement of the Kirkwood case, our portion of which was not material, and that case was dismissed with prejudice as to all parties on June 28, 2005.

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

Discovery is ongoing in the Melrose and Mediterranean cases and the parties are in the process of working out a schedule for a class certification briefing. We expect the plaintiffs in the Mediterranean case to push for a hearing on class certification in the first quarter of 2006.

We have tendered these claims to our general liability insurance carrier and the carrier has agreed to pay defense costs. In addition, the carrier has paid the settlement amount in the Kirkwood matter. However, the carrier has reserved its rights to contest their duty to indemnify Captaris with respect to the Melrose and Mediterranean matters. Even if coverage is determined to apply to these two matters, since the potential liability of these claims is substantially in excess of our coverage limits, there can be no assurance that our coverage will be sufficient to satisfy any damages we are required to pay.

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

(c) In January 2005, our Board of Directors approved an $11.0 million increase to our share repurchase program, which was announced on January 19, 2005, bringing the total available for repurchase under the program to $15.0 million. During the quarter ended September 30, 2005, we repurchased 377,500 shares of our common stock at approximately $1.4 million. Approximately $10.6 million remains available to repurchase shares as of September 30, 2005. We may repurchase shares in the future subject to open trading windows, overall market conditions, stock prices and our cash position and requirements going forward. The repurchase program will continue until the earlier of (a) such time when the maximum dollar amount authorized has been utilized or (b) our Board of Directors elects to discontinue the repurchase program.

The following table summarizes information regarding shares repurchased during the three months ended September 30, 2005.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Repurchase Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
July 1 through 31, 2005	—	—	—	$12,006,183
August 1 through 31, 2005	293,400	$3.84	293,400	10,878,166
September 1 through 30, 2005	84,100	3.81	84,100	10,557,766

Three months ended September 30, 2005	377,500	$3.84	377,500	$10,557,766

Item 6.	EXHIBITS

Exhibits
10.1*	Form of Amendment of Option Agreement (incorporated by reference to Captaris, Inc. Current Report on Form 8-K dated as of September 1, 2005).

31.1	Rule 13a-14(a) Certification (Chief Executive Officer)

31.2	Rule 13a-14(a) Certification (Chief Financial Officer)

32.1	Section 1350 Certification (Chief Executive Officer)

32.2	Section 1350 Certification (Chief Financial Officer)

*	Management contract of compensatory plan or arrangement.

CAPTARIS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 4th day of November 2005.

CAPTARIS, INC.

By:	/s/ PETER PAPANO
Peter Papano
Chief Financial Officer and Secretary