Form 10-K
period 2005-12-31
CAPTARIS INC
filed 2006-03-09
CIK 931784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934.

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

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

Common Stock $0.01 par value per share

Preferred Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.    Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2005 (our most recently completed second quarter) was $118,203,289 (based upon the closing sale price of $4.14 per share on the NASDAQ National Market on such date). For purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates.

Number of shares of common stock outstanding as of March 2, 2006 was 28,329,098.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2005 is incorporated by reference in Part III hereof.

CAPTARIS, INC.

i

CAPTARIS, INC.

PART I

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” “seek,” “target” or the negative of these terms or other terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under Item 1A Risk Factors. These factors may cause our actual results to differ materially from any forward-looking statement. Except as required by law, we undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1. BUSINESS

Captaris develops Business Information Delivery (“BID”) products and services that automate information and document flow throughout the information lifecycle (capture, process, manage and deliver). With a comprehensive suite of software and services, Captaris specializes in automating the slow and inefficient unstructured and paper-based document processes that are found in every organization. Our customers use our products to reduce costs, comply with regulations and increase the performance of critical business processes and system investments.

We operate under one business unit segment to deliver our software solutions. Our products and services address business needs in several related markets: the fax server and electronic document delivery market; the business process management market; and the enterprise content management market. We distribute our products primarily through independent distributors, value-added resellers, direct sales professionals and information technology (“IT”) service providers. Our products run on off-the-shelf personal computer servers and Microsoft software platforms including Microsoft® Windows NT, Windows 2000, Windows 2003 and Windows XP. We utilize Microsoft.NET development tools in our suite of products and integrate with a wide variety of hardware equipment and enterprise software products. Captaris was incorporated in the State of Washington in 1982. Our principal executive offices are located in Bellevue, Washington.

In the third quarter of 2003, we divested CallXpress, our unified messaging business, and the assets of MediaTel Corporation, our wholly owned subsidiary that operated the MediaLinq business, a hosted fax and e-mail business. Also in the third quarter of 2003, we acquired Teamplate, Inc. (“Teamplate”), a developer of business process automation software which is built on the Microsoft. NET architecture platform and is now marketed as Captaris Workflow. Our decision to enter the workflow market was a natural extension of and complement to our RightFax product line, which provides fax and electronic document delivery solutions to enterprises, primarily because the delivery of a document is typically at the start of a work process in an organization. With Captaris Workflow, we offer our customers the technology to create and manage automated work processes and integrate documents and data with other enterprise applications.

In October of 2004, we acquired Information Management Research, Inc. (“IMR”) and its Alchemy document and records management product line. Imaging, archival and record management capabilities naturally follow after the processing and delivery of documents and data. The Alchemy product line is now marketed as Captaris Document Management.

Industry Background

Businesses optimize and automate internal processes to achieve several desirable outcomes: improve customer service; increase employee productivity; improve and accelerate revenue flows; decrease labor, system and program costs; and more efficiently disseminate, store and retrieve information. As the amount of information exchanged inside and between organizations increases, and the diversity of the delivery formats and combinations used by organizations to exchange this information becomes more complex, there is a growing need for organizations to manage business information and resources throughout the information lifecycle in a more timely and cost-effective manner.

The BID market serves the following market segments: Enterprise Content Management, Fax Servers, Integrated Document Output Management, Integrated Document Archiving and Retrieval Systems, Records Management, Business Process Management, Customer Relationship Management and Enterprise Resource Planning.

CAPTARIS, INC.

Typical deployments of Captaris BID solutions include:

•	The automation of paper-intensive processes such as mortgage origination, healthcare claims, government procurement and records management;

•	The automation of the capture and processing of documents received from outside sources;

•	The automation and streamlining of information delivery from an enterprise application, such as SAP and Oracle, to many recipients; and

•	The creation and managing of document capture and archival processes that meet strict regulatory requirements.

We believe the growth in enterprise content management needs presents additional opportunities for Captaris products. For example, organizations are utilizing electronic document exchange systems and services to store, forward and broadcast their growing volume of document traffic in an efficient manner. This rapid increase in multiple forms of content has further accentuated the need for enterprises to optimize and integrate their information management capabilities.

Our customers are making process and system investments driven by regulations associated with legislation such as the Sarbanes-Oxley Act of 2002, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), Check Truncation Act (“Check 21”), Government Paperwork Elimination Act, 21 CFR Part 11, Patriot Act, and SEC Rules 17a-3 and 4. In addition, there are several international compliance initiatives such as the International Organization for Standardization (“IOS”), The Model Requirements for the Management of Electronic Records by an Electronic Records Management System (“MoReq” - a European Union directive), Basel II/Basel Capital Accord, Loi sur la Securitie Financiere (“LSF”) in France, the German Data Access and Digital Signature Authentication Law (“GDpdU”), the Freedom of Information Act 2000 and the Data Protection Act of 1998.

Strategy

We are a provider of business information delivery products and services. Our divestitures and acquisitions in 2003 and 2004 were the result of our strategic decision to invest in a market that we believe has better growth opportunities than our previous unified messaging business.

We offer our customers comprehensive software solutions that address every phase of the information lifecycle, from the capture of unstructured data to processing, delivery and final archiving. Our products can be deployed alone or integrated together in combinations to solve business problems.

While our solutions have historically been deployed in organizations of all sizes, our sales focus is targeted at the mid-size and large enterprise markets. Our intent is to grow our solutions over time into enterprise-wide deployments, while leveraging our customers’ existing IT systems.

Key components of our strategy include:

Focus on the mid-size to large enterprise market. We target mid-size to large enterprises, including divisions and subsidiaries of Fortune 500 companies and Global 2000 companies. Our strategy is to invest in the development of new products and services that are highly scalable and reliable to meet the particular needs of these enterprises.

Expand our worldwide support and maintenance program. We are expanding our services portfolio, which includes technical support, training, maintenance and professional services. We strive to increase the percentage of our customers who contract for maintenance and technical support plans and to increase enterprise-level service agreement offerings. In early 2004, after instituting improvements in technical support and software upgrade programs, we began requiring the purchase of a first year maintenance program along with our software licenses. The Captaris Developer Support Program provides our customers and partners with application programming interface support across the Captaris product line, including RightFax.

Capitalize on our installed base. We plan to grow our existing customer relationships by extending our product offerings into other departments within our customer base, as well as offering add-on modules, software upgrades and new products, which are designed to provide increased capacity and/or functionality. We are continually training our sales force and our resellers to cross-sell our product lines into our existing customer base.

Grow our distribution ecosystem. We strive to sell to enterprises primarily through distributors and value-added resellers. We also distribute our products through independent software vendors, system integrators and an enterprise sales force. We seek to leverage the benefits of these multiple distribution opportunities to ensure adequate market coverage. We have broadened our distribution channels by expanding our enterprise sales efforts beginning in 2005 and collaborating with our regional, independent partners to raise awareness and distribution across enterprise accounts.

CAPTARIS, INC.

Leverage strategic technology partnerships worldwide. We have strategic partner relationships with large technology companies including Microsoft Corporation, Canon U.S.A., Inc., Cisco Systems, Inc., Oracle Corporation, Xerox Corporation and Hewlett Packard Company. Some of our strategic partners have entered into distribution agreements with Captaris that include private label original equipment manufacturer (“OEM”) agreements and reseller agreements. We plan to pursue an expansion of similar agreements in the future with our Business Development and Strategic Partner Marketing efforts.

Pursue global opportunities. We believe that the market for business information delivery solutions outside the United States will experience consistent growth in the next few years. To pursue these opportunities, we globalize and/or localize our products to either their full extent or their key application components for specific markets. We also actively recruit new international resellers, distributors and strategic partners to expand our market coverage and enhance technical expertise.

Grow through strategic acquisitions. Growth through strategic acquisitions of complementary technologies, products and distribution channels offers the potential for significant competitive advantage. Our open platform is designed to facilitate the rapid integration of, and linkage to, other complementary technologies, especially as we have integrated Web services into our overall architecture. We believe we can accelerate introduction of new technologies to the market through acquisitions and respond rapidly to industry changes and opportunities.

Products and Services

Captaris Business Information Delivery solutions are based on the Captaris product suite that addresses every phase of the information lifecycle, from the capture of unstructured data to processing, delivery and final archiving. Our products can be deployed alone or integrated together to solve challenging business problems and improve organizational efficiency.

Our products and services include the following categories:

•	fax server and document delivery software and hardware products that target business needs for high-performance fax processing, electronic document delivery and business process automation;

•	business process automation software products that target business needs for automating both functional and vertical business processes, helping organizations to maintain accountability, support compliance initiatives and increase productivity; and

•	document management, archiving and records management software products that target business needs for storing and accessing content throughout the information lifecycle, and supporting compliance initiatives within organizations.

Electronic Document Delivery Products

Captaris RightFax

RightFax provides organizations with enterprise fax and advanced electronic document delivery solutions. The RightFax product suite includes a wide range of solutions ranging from desktop faxing over a network to capturing high volumes of business-critical data from back-office applications and electronically delivering this data to multiple recipients.

Our RightFax solutions are designed to work within our customers’ existing corporate IT infrastructure. As our customers’ business needs expand, upgrade packages are available to expand beyond day-to-day faxing to automating their key business processes and optimizing workflow. Customers use more advanced RightFax solutions to integrate with enterprise applications developed by companies such as Microsoft Corporation, International Business Machines Corporation (“IBM”), Oracle Corporation, Siebel Systems, Inc., SAP Corporation, Xerox Corporation, Hewlett Packard Company and FileNet Corporation.

RightFax products allow end-users to fax any document directly from applications running on their desktop or workstation. In addition, incoming faxes can be directly routed to end-user desktops and can be integrated into their e-mail inbox or delivered in many formats, including Web-enabled devices such as personal data assistants (“PDAs”) or mobile phones. The products are designed to ensure that faxes are secure, kept confidential and to eliminate the need for individuals to walk to fax machines, wait in line, or search for faxes. The products are designed to integrate with other critical business applications, including operational and accounting applications that generate documents typically printed on forms which are then mailed. RightFax products automate this process by creating electronic images of the documents and delivering them automatically and instantaneously via fax, e-mail or over the Internet.

CAPTARIS, INC.

For organizations that receive substantial amounts of inbound faxes, such as mortgage or insurance companies, these documents are received electronically and are automatically routed to the intended recipient. The automation of manual processes improves accuracy and reliability and shortens cycle times and costs. By reducing the cycle time involved in exchanging invoices, statements and other electronic commerce documents with customers, vendors and partners, we believe deployments of RightFax products improve our customers’ cash flows.

The primary offerings in the RightFax product line are fax servers that differ by scalability, features, integration modules, fax channels and vertical or application-specific solution packages. We resell third party fax hardware that enables large volume fax processing. The RightFax product line includes the following products: RightFax Business Server, RightFax Enterprise Server, RightFax Enterprise Suite, RightFax Business Integration, RightFax Enterprise Integration, RightFax for Oracle and RightFax for SAP solutions.

In November 2004, we released RightFax 9.0 which offers the following key features and functionalities:

•	Open database - takes advantage of Microsoft SQL Server technology to support the scalability, reliability, performance and interoperability needs of enterprise customers;

•	.NET-based Web client - provides updated intuitive.NET-based Web interface for the sending, receiving and managing of faxes to make it more robust and flexible for users as well as easier to deploy for administrators;

•	Security and privacy enhancements - provides two-tiered administrative layers and restricts viewing of fax content, as well as a host of other security features to help address security and compliance issues;

•	IBM Lotus Notes enhancements - enhances support for Lotus Notes R6.5 including iNotes, Notes clustering, enhanced reporting, SecureDocs from Notes, as well as a host of other enhancements to simplify deployment and enhance usability, security and reliability; and

•	SMS enhancements - provides bi-directional short messaging service (“SMS”) text messaging to support global customers and improve usability.

In 2005, we released two new service packs for the RightFax 9.0 platform as well as integrated offerings with our other products, such as Workflow Wizard 2.0 for RightFax and a RightFax Archive Link, providing additional capabilities for the operational benefits of RightFax customers worldwide.

Business Process Automation Products

Captaris Workflow, previously known as Teamplate.NET

With the release of Teamplate.Net 5.0 in 2004, we re-branded the software product line to Captaris Workflow. It is a workflow platform built on the Microsoft.NET Framework for Web Services and developed to take advantage of the .NET environment. With added features and capabilities introduced in the latest version, Captaris Workflow provides business process automation tools integrating with Microsoft Outlook, which we believe reduces training costs, and accelerates user acceptance from within Microsoft applications. Captaris Workflow for .NET is designed to improve operational processes for midsize and large businesses that have standardized on Microsoft technologies. We believe Captaris Workflow for .NET offers significant advantages over past workflow automation approaches with a design that facilitates rapid, understandable, affordable and robust solutions that are highly scalable.

The Captaris Workflow 5.2 platform offers certain key features and functionalities that focus around making workflows: 1) easy to develop, manage and use; 2) flexible to deploy anywhere in the world, into any enterprise, in diverse human or system workflow scenarios and 3) rapidly provide deep integration with a wide range of .NET Microsoft products. The new features and enhancements of Captaris Workflow 5.2, which was launched in the third quarter of 2005, are improving the use for business analysts and business users, rather than just for technical audiences such as software developers. Thus, our Workflow software has evolved from a developer tool to a solution for business owners that have direct responsibility for efficient business processes.

Enterprise Content Management Products

Captaris Document Management, previously known as Alchemy

The first version of the Captaris Document Management software product was released in 1993. Captaris Document Management addresses the document and records management needs of the mid-size enterprise market and is installed as a departmental application in many Global 2000 companies. In March 2005, we released version 8.0 of our Captaris Document Management software product.

CAPTARIS, INC.

Captaris Document Management provides organizations with document capture and indexing, document management, archiving, records management, and document viewing and retrieval. Captaris Document Management specializes in the management of the “fixed” content that every organization must retain for business, compliance and/or legal purposes. Fixed content is “enterprise content” in its final form such as faxes, scanned documents, emails and portable document formats (“PDFs”) files.

We believe that most of the enterprise content in organizations today exists as fixed content in file formats such as paper, scanned images, faxes, e-mail, office documents, PDFs and computer reports. The Captaris Document Management 8.0 product suite, launched in the first quarter of 2005, handles many content types and manages the content throughout the information lifecycle management stages, including capture, document management, archive, records management, retrieval and destruction.

Professional Services

The Captaris Solutions Team provides strategic and architectural technology consulting, custom deployment, integration of third party technologies and other services. We plan to extend these capabilities to our channel partners to enable them to offer the following services in their service portfolio:

•	Captaris Implementation Services provide assistance to our clients implementing Captaris products in the most effective and efficient way possible.

•	Captaris Consulting and Analysis provides customers early stages of planning to identify ways that our technologies can help their enterprises best achieve their specific objectives.

•	Captaris Enterprise Management helps our customers standardize the installation and maintenance of Captaris products across all of their business divisions and branch offices.

•	Captaris Training Services offer on-site or remote training sessions with channel partners and customers, as well as create and update an online library of training materials.

•	Captaris Custom Development produces enhancements to tailor Captaris products to customers’ existing business processes and information flows.

•	The Captaris Developer Program enables developers to extend and integrate Captaris products by providing application programming support for the Captaris application program interfaces.

Distribution

We sell, promote and receive referrals for the use of our products primarily through an indirect channel of resellers and distributors, strategic partnerships, OEMs and private label agreements, as well as through our enterprise sales team and national account managers that hold dedicated business relationships with assigned accounts on the Fortune 500 list. We believe the use of multiple distribution channels that access many of the same potential customers increases the likelihood that our products will be sold to a particular customer.

Other than Cisco Systems, Inc. (“Cisco”), which represented 14.3% of net revenue in 2003, no single customer represented more than 10.0% of our net revenue for the years ended December 31, 2005, 2004 and 2003.

OEM partners market and sell our products and services in conjunction with their own core products and service portfolios, which we believe adds more value to their customers. In some cases, these OEM agreements provide minimum revenue commitments.

Domestic Distribution (North America)

In North America, our sales force sells primarily through an indirect channel of value-added resellers, independent software vendors and professional service companies specializing in custom systems development. These resellers are small to medium-sized, regionally-focused organizations. In addition, we maintain select enterprise end-user relationships through an enterprise sales force and a diverse mix of direct marketing activities. We have sales and support offices at our headquarters in Bellevue, Washington, as well as in Tucson, Arizona; Englewood, Colorado and Calgary, Canada.

CAPTARIS, INC.

Resellers typically attend Captaris-sponsored sales and technical training sessions on selling approach, system usage, installation, maintenance and customer support. We also offer advanced training on an ongoing basis. Sales transactions with resellers are subject to terms of reseller agreements relating to payment terms, protection of proprietary rights and non-exclusivity of sales territories. These agreements generally do not restrict the reseller’s ability to carry competitive products. Additional financial information relating to our domestic operations is set forth in Note 17 of our financial statements.

International Distribution

Similar to our approach in North America, we sell in international markets through a variety of dealer, distributor and strategic relationships. The key difference is our two-tier distribution arrangements with a few large distributors that have business relationships with multiple resellers. We are actively recruiting new resellers and distributors in international markets. We have sales and support offices in the Netherlands, Hong Kong, Australia, United Kingdom, Germany and Dubai. We conduct business transactions in U.S. dollars, British Pounds Sterling, Canadian dollars, Australian dollars and Euros.

International revenue, including Canada, was 25.8%, 25.1%, and 22.5% of total net revenue for 2005, 2004 and 2003, respectively. Additional financial information relating to our international operations is set forth in Note 17 of our financial statements.

Product Support

We sell a variety of support packages for all of our products. In addition, we bundle all software licenses with mandatory first year maintenance. Our maintenance and support agreements provide customers with telephone, Web and on-location support and unspecified upgrades and updates, when and if available. Revenue for maintenance and support agreements is recognized on a straight-line basis over the service contract term, generally ranging from one to five years. Beginning in August of 2005, worldwide, 24/7 support is provided for all product lines via centralized support specialists located in key offices connected through an automatic call distributor (“ACD”) phone network to allow efficient customer support.

We launched an online training program, The Captaris Learning Center, in October 2003 to meet a number of strategic goals, including the ability to allow our customers to improve their skill levels around Captaris products and solutions. Customers register for courses online, manage their curriculum, track their class history, receive training announcements on a regular basis, complete online surveys of classes taken and register and take Web-based training from one location. Some educational content is delivered as a subscription-based service and we recognize the revenue from these services on a straight-line basis over the term of the subscription.

Product Development

We have expertise in the development of systems that capture, index, route, process, render, store, retrieve and deliver messages, data and documents, including fax, e-mail and corporate content. We also have expertise in integration with back-end office systems and databases. These systems handle message, data and document delivery spanning a wide range of input and output types. Additionally, we have expertise in the development of local-area network (“LAN”) and Internet software applications, integrations and services. We believe that our expertise in these areas enables us to efficiently bring to market innovative software products.

We maintain three primary product development centers: Tucson, Arizona; Englewood, Colorado and Calgary, Canada. In addition to the three primary centers we have development activities within our Bellevue, Washington and Portland, Oregon locations. In total, we employed 96 engineers, technicians, quality assurance specialists and other supporting personnel in our development centers as of December 31, 2005. The integration of technologies has allowed us to consolidate and leverage development efforts among these groups. We expect these cross-development efforts to continue in the future.

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

For our product offerings to continue to achieve acceptance and remain competitive, we believe it is necessary to develop enhanced versions of our software applications. Our research and development expenditures were approximately $14.1 million, $10.3 million and $9.5 million in 2005, 2004 and 2003, respectively. We increased research and development expenses in absolute dollars as well as a percentage of revenue during 2005 as we invested further in increased capabilities for our Rightfax product line, a new version release of the Workflow product line and further developed and integrated the newly acquired Document Management product line. In addition, we incurred twelve months of research and development expenses related to the Document Management product line in 2005 compared to two months in 2004.

CAPTARIS, INC.

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

Proprietary Rights

We rely on a combination of patents, copyrights, trademarks and trade secret laws, nondisclosure and other agreements and technical measures to protect our proprietary technology. We own nine U.S. patents, including six patents acquired in 2000 in the areas of number qualification, unified messaging and fax technology and two patents acquired in 2002 in the areas of speech compression and operating system installation/servicing. The issued patents will expire between 2014 and 2019. We also own nine pending patent applications in the U.S. and two internationally in a range of areas, including telephony, fax, unified messaging, workflow technology and mobility-related messaging. There can be no assurance that our efforts to protect our proprietary rights will be successful. In particular, there can be no assurance that our current or future patent applications will be granted or that our current or future issued patents will not be challenged, invalidated or circumvented, or that the rights granted under any such patents will provide competitive advantages to us.

We have periodically received letters and other communications from third parties asserting patent rights and requesting royalty payments. Some of these claims are unresolved and continue to be outstanding, even after several years of intermittent communication. Based upon our analysis, we do not believe it necessary, in most cases, to license any of the patent rights. In those cases in which we have determined a license of patent rights was necessary, we have entered into a license agreement.

We license certain portions of our technology from third parties under written agreements, some of which contain provisions for ongoing royalty payments. Our royalty expense was 1.0% of net revenue in 2005, less than 1.0% of net revenue in 2004 and 1.1% of revenue in 2003.

Competition

The business information delivery market and the related markets, which include fax server, electronic document delivery, workflow and business process management, and enterprise content management are quickly evolving, highly competitive and subject to rapid technological change. Moreover, we expect to face increasing competitive pressures from both current and future competitors in the markets we serve. In most cases, we face pure-play vendors that are focusing on one particular applications market. The principal competitive factors applicable to our products and services include:

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

Our suite of products that capture, process, deliver, document and manage records, comprise a complete business information delivery solution, which we believe is a competitive advantage of our products. With respect to individual offerings in our product line, our competitive position with respect to the factors above varies depending on the market addressed.

For our fax server and electronic document delivery products, our principal competitors are Esker, Inc. S.A., Biscom, Inc., TOPCALL International AG, recently acquired by Dicom Group plc, Omtool, Ltd., Fenestrae and GFI Software, Ltd. In this market we believe we continue to hold the leading market share, based on respective revenues, at 27% worldwide, and the North American portion at almost 39% market share (Davidson Consulting – Worldwide Fax Server Report, July 2005). Our fax server products also compete with vendors offering a range of alternative fax solutions, including standalone fax machines, operating systems containing fax and document transmission features, low-end fax modem products, desktop fax software, single-platform fax software products, application service providers and hosted solutions including, J2 Global Communications and PTEK Holdings, Inc, and customized proprietary software solutions.

CAPTARIS, INC.

For our business process automation (“BPM”) products, we face several competitors, both large and small. Competitors offering similar products to ours and using similar architecture designed for rapid deployment by knowledge workers are generally smaller companies. The most visible direct competitors of our business process automation products include K2.net (SourceCode Technology Holdings, Ltd.), Metastorm, Ultimus, Inc. and Skelta Software, Pvt. Ltd. Overall, we believe our products are differentiated from our competitors’ products due to our deep integration with Microsoft technology and applications, as well as our ability to offer our own faxing, capture and document management products. Given the recent acquisition of this product line, we believe we have a smaller revenue share within the BPM vendor market than in the fax server and electronic document delivery market.

Our enterprise content management solutions compete best in the mid-market based on functionality and price. Our main competitors are Hyland Software, Inc. (OnBase product), EMC Corporation (ApplicationXtender, EmailXtender products) and Compulink Business Systems, Inc. (Laserfiche product). While these vendors offer products with similar functionality, we strive to differentiate by the respective price/value received, and by the inherent benefits of integration among the three products in the Captaris product suite.

Order Fulfillment

Our order fulfillment operations consist primarily of compact disc duplication, documentation fulfillment and distribution of fax boards. The majority of our products are installed by third parties. In cases where the customer buys installation services from us, we typically contract with outside vendors to provide full systems integration and assembly.

Our fax server and document delivery products incorporate a number of commercially available application cards and fax cards that enable integration with certain fax servers. We currently purchase fax boards from Brooktrout, Inc. and Eicon Networks Corporation. We depend upon these third-party manufacturers for fax boards. If these manufacturers terminate their relationships with us, are unable to fill orders on a timely basis, or experience quality performance issues, we may be unable to meet customer demands, which could delay or decrease our revenue or otherwise have an adverse impact on our operations.

Employees

As of December 31, 2005, we had 394 full-time employees, including 73 in finance, information technology and administration, 96 in engineering and product development and 225 in sales, marketing and technical support. Our employees enter into agreements containing confidentiality restrictions. We have never had a work stoppage and no employees are represented by a labor organization. We consider our employee relations to be good.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are available free of charge on our Website as soon as reasonably practicable after the reports have been filed with or furnished to the Securities and Exchange Commission (“SEC”) at http://www.captaris.com under “Corporate—Investor Relations—SEC Filings.” In addition, the following corporate governance materials of Captaris are also available in the “Corporate” menu by selecting the “Ethics Point” or “Corporate Governance” link on our Website at http://www.captaris.com and a copy of the materials will be mailed to you upon request to Captaris, Investor Relations, 10885 NE 4th Street, Bellevue, WA 98004:

•	Audit Committee, Compensation Committee and Governance Committee Charters.

•	Code of Conduct applicable to all directors, officers and employees of Captaris (the “Ethical Business Practices” portion of the “Captaris Ethics Guidebook”).

•	Code of Ethics for our CEO and senior financial officers (included in the “Captaris Ethics Guidebook”).

The Captaris Ethics Guidebook is comprised of three sections: Ethical Business Practices, Accounting Practices Complaint Process and Code of Ethics for our senior financial officers, including our Chief Executive Officer. If we waive any material provision of our Code of Ethics for our CEO and senior financial officers or substantively change the code, we will disclose that fact on our Website within four business days.

CAPTARIS, INC.

Executive Officers

Our executive officers as of March 2, 2006 are as follows:

Name	Age	Position	Officer Since
David P. Anastasi	49	President, Chief Executive Officer and Director	2000
Matthias M. Scheuing	40	Chief Operating Officer	2002
Peter Papano	56	Chief Financial Officer and Secretary	2003

Mr. Anastasi joined Captaris as President, Chief Executive Officer and a director in November 2000. From May to November of 2000, Mr. Anastasi served as President and Chief Executive Officer of Conversational Computing Corporation, a speech recognition technologies company. Prior to that, he was a founder and President and Chief Executive Officer of the Global Chipcard Alliance, a SmartCard consortium from 1999 to 2000. From 1994 to 1999, Mr. Anastasi served as Vice President and General Manager of the Public Access Solutions and SmartCard Division of U S WEST. Mr. Anastasi currently serves on the Boards of Directors of the AeA (formerly known as the “American Electronics Association”) and the WSA (formerly known as the “Washington Software Alliance”). Mr. Anastasi holds a B.S. degree in marketing management from Bentley College and a Masters degree with an emphasis in international management from the University of San Francisco.

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

Item 1A. RISK FACTORS

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

CAPTARIS, INC.

Our quarterly sales patterns fluctuate, causing our quarterly operating results to vary. These operating results may fall below expectations of securities analysts and investors.

We expect our operating results to fluctuate significantly from quarter to quarter in the future. Because of these fluctuations, our operating results for a particular quarter may fall below the expectations of securities analysts and investors. If this occurs, the trading price of our common stock may decline. These fluctuations could cause period-to-period comparisons to be less than meaningful. Numerous factors contribute to the unpredictability of our operating results, including:

•	the timing of customers’ orders;

•	changes in our mix of products and distribution channels;

•	the announcement or introduction of new products by us or our competitors;

•	pricing pressures;

•	costs related to the acquisition of technologies or businesses;

•	costs of maintaining, integrating or expanding our operations;

•	costs of hiring qualified personnel;

•	technological changes in our market, including changes in standards for protocols, platforms and operating systems applicable to software, hardware and networking environments;

•	costs associated with outside service providers, such as legal counsel and auditors, and taxes owed by us;

•	general economic conditions; and

•	unpredictable exchange rate fluctuations.

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

Our results of operations may also fluctuate as a result of seasonal factors and this may cause our operating results to fall below the expectations of securities analysts and investors for a particular quarter. Specifically, due to typical year-end dealer sales patterns and end-user buying patterns, revenue in our first quarter, without taking into account the effect of acquisitions, has historically declined from the fourth quarter of the previous year.

We depend on third parties for a key component of our Rightfax product.

Our fax products operate on standard computer hardware, most of which is readily available. However, only two domestic suppliers can provide fax processing circuit boards to meet our specifications. Historically, we have relied almost exclusively on Brooktrout, Inc., recently acquired by EAS Group, Inc., for fax boards. We rely on this supplier primarily because of volume price discounts and the cost and effort required to develop software for alternate fax boards. Significant changes in technology, issues regarding quality performance, delays, interruptions or reductions in our supply of fax boards, or unfavorable changes to price and delivery terms could adversely affect our business.

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

CAPTARIS, INC.

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

In the market for LAN-based fax systems, our principal competitors are Esker, Inc. S.A., Biscom, Inc., TOPCALL International AG, Omtool, Ltd., Fenestrae and GFI Software, Ltd. Our fax server products also compete broadly with vendors offering a range of alternative fax solutions, including operating systems containing fax and document transmission features, low-end fax modem products, desktop fax software, single-platform fax software products, outsource fax players and customized proprietary software solutions. The direct competitors of our business process automation products include K2.net (SourceCode Technology Holdings, Ltd.), Metastorm, Ultimus, Inc. and Skelta Software, Pvt. Ltd. Our main competitors are Hyland Software, Inc. (OnBase product), EMC Corporation (ApplicationXtender, EmailXtender products) and Compulink Business Systems, Inc. (Laserfiche product).

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

CAPTARIS, INC.

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

Currently, our U.S. sales and some international sales are denominated in U.S. dollars; however, we also may price our international sales to the United Kingdom in British pounds sterling, to Canada in Canadian dollars, to Australia in Australian dollars and to participating European Community countries in Euros. Increases in the value of the U.S. dollar against these currencies could cause our products to become relatively more expensive to customers in a particular country or region, leading to reduced revenue or profitability in that country or region. As we continue to expand our international operations, we expect our non-U.S.-dollar-denominated sales and our exposure to gains and losses on international currency transactions to increase. We do not currently engage in transactions to hedge against the risk of currency fluctuations, but we may do so in the future.

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

We frequently evaluate potential acquisitions of products, technologies and businesses. Any acquisitions we may undertake may direct management’s attention away from the day-to-day operations of our business and may pose numerous other risks. We may not be able to successfully integrate technologies, products, personnel or operations of companies that we may acquire or to retain customers of the acquired business. In addition, we may need to make significant cash payments and dilutive issuances of our equity securities, incur debt, assume unknown liabilities, write-off purchased in-process research and development, amortize expenses related to other intangible assets and incur restructuring charges as well as costs of integrating personnel and operations. Any of these events could have a material adverse effect on our financial condition or results of operations.

CAPTARIS, INC.

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

Subsequent activities related to the sale of the assets of MediaTel Corporation and activities associated with liabilities retained by us in this disposition may continue to be disruptive to our ongoing operations.

In September 2003, we sold the assets of MediaTel Corporation. The disposition was intended to allow us to focus our resources on products and services we have determined to be critical to our long-term success. The impact of this disposition, the associated change in our business focus and the retained liabilities related to certain legal proceedings (some of which are disclosed under “Legal Proceedings” in this report) and indemnifications provided by us to the buyer for certain representations and warranties, may continue to be disruptive to our ongoing business, may negatively impact our operations in the near term and may be distracting to management or our workforce in general. Moreover, although the disposition is intended to improve our long-term results of operations, there can be no assurance that we will realize the benefits we expect from this disposition.

Our business may be seriously harmed by third-party litigation against us relating to alleged violations of the Telephone Consumer Protection Act.

We are named as third-party defendants in two pending lawsuits alleging violations of the Telephone Consumer Protection Act in connection with the receipt by the plaintiffs of facsimile advertisements that were transmitted by MediaTel Corporation, our wholly owned subsidiary, before its business was sold in September 2003. A detailed description of these cases, including the status of each, is included under “Legal Proceedings” in this Annual Report on Form 10-K. The complaints seek injunctive relief and unspecified damages and certification as a class action on behalf of the plaintiff and others similarly situated throughout the United States that received the facsimile advertisements. Under the Telephone Consumer Protection Act, a court can impose liability of $500 per fax on a party that sends a fax without consent of the recipient and can increase the liability to $1,500 per fax if the sending of the fax is willful. On January 30, 2006, in one of the cases (referred to as Melrose), the court approved a preliminary settlement under which the defendant (“Melrose”) and its insurers would pay the plaintiff-class between $500,000 and $2.4 million. However, Melrose has retained its right to pursue its claims for contribution against Captaris and MediaTel; thus, the potential liability of Captaris to Melrose would be the settlement amount paid to the settlement class, its attorneys and administrative costs. The settlement will not become final until several months after the preliminary approval.

We are vigorously defending these cases, but litigation is subject to numerous uncertainties and we are unable to predict the ultimate outcome of any of these matters. Moreover, the amount of any potential liability in connection with one of the cases, the Mediterranean case, will depend, to a large extent, on whether a class is certified, and if one is certified, on what the scope of that class will be, neither of which can be predicted at this time. We have not recorded a liability related to the Mediterranean case or the Melrose case. However, there is no guarantee that we will not determine in the future that an accrual is required or that we will not be required to pay damages in respect of these cases in the future, either of which could materially and adversely affect our results of operations, cash flows and financial condition for the quarter or year in which any accrual is recorded or any damages are paid. We have tendered these claims to our general liability insurance carrier and the carrier has agreed to pay defense costs. However, the carrier has reserved its rights to contest their duty to indemnify Captaris with respect to these matters. Even if coverage is determined to apply, since the potential liability of these claims is substantially in excess of our coverage limits, there can be no assurance that our coverage will be sufficient to satisfy any damages we are required to pay. Discovery is ongoing in the Mediterranean case. We expect discovery to close, for purposes of class certification, on March 31, 2006. A status conference is set for April 11, 2006, at which time we expect the Court to set a briefing schedule for class certification.

Regardless of the outcome, these lawsuits may cause us to incur significant expenses and divert the attention of our management and key personnel from our business operations.

CAPTARIS, INC.

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

We periodically receive letters and other communications from third parties asserting patent rights and requesting royalty payments, among other remedies, and will probably receive additional claims in the future. Some of these claims are unresolved and continue to be outstanding, even after several years of intermittent communications. The ultimate outcome of any of these matters that continue to be outstanding or that may arise in the future cannot be determined, and there can be no assurance that the ultimate resolution of these matters will not have a material adverse effect on our results of operations, cash flows and financial condition. Any litigation, regardless of our success, would probably be costly and require significant time and attention of our key management and technical personnel. Litigation could also force us to:

•	stop or delay selling or using products that use the challenged intellectual property;

•	pay damages for infringement;

•	obtain licenses, which may be unavailable on acceptable terms; or

•	redesign products or services that use the infringing technology.

We may not be able to hire and retain highly skilled employees, which could affect our ability to compete effectively.

To succeed, we must attract and retain key personnel in engineering, research and development, marketing, sales, finance and administration. We also depend, to a significant degree, on the efforts of our senior management team. If we fail to recruit such personnel or lose the services of existing key personnel in any functional area, our current operations and new product development efforts could be adversely affected. Competition for skilled personnel is intense. Past reductions in force and any additional reductions in force we undertake may adversely impact employee morale and impair our ability to attract and retain highly qualified personnel. We do not maintain key person life insurance.

CAPTARIS, INC.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

We are headquartered in Bellevue, Washington and have offices in Tucson, Arizona; Portland, Oregon; Englewood, Colorado; Calgary, Canada; Sydney, Australia and European headquarters in Nieuwegein, the Netherlands. The Bellevue location consists of approximately 61,500 square feet of space under a lease that expires in February 2008, which includes 10,600 square feet of subleased space. Our other offices include 27,300 square feet in Englewood, Colorado, which includes 10,400 square feet of subleased space; 21,400 square feet of leased space in Tucson, Arizona; 10,400 square feet of leased space in Portland, Oregon; 12,400 square feet of leased space in Calgary, Canada; 3,200 square feet of leased space in Sydney, Australia; and 5,600 square feet of leased space in Nieuwegein, the Netherlands. In addition, we have sales and support personnel in the United Kingdom, Germany, Hong Kong and Dubai.

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

Travel 100 Group, Inc. (“Travel 100”) filed three lawsuits in Circuit Court in Cook County, Illinois, one against Mediterranean Shipping Company (“Mediterranean”), the second against The Melrose Hotel Company (“Melrose”) and the third against Oceania Cruises (“Oceania”). On or about April 13, 2004, a fourth lawsuit was filed by another travel agent, Travel Travel Kirkwood, Inc. (“Kirkwood”), against Oceania Cruises. That case was subsequently removed to the U.S. District Court, Eastern District of Missouri. The Oceania case was dismissed without prejudice in March 2005. The parties entered into a cash settlement of the Kirkwood case, our portion of which was not material, and that case was dismissed with prejudice as to all parties on June 28, 2005.

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

On January 30, 2006, the court in Melrose preliminarily approved a settlement between the plaintiffs and Melrose. Under the settlement agreement, Melrose and its insurers will pay the plaintiff-class between $500,000 and $2.4 million depending on the resolution of certain issues between Melrose and its insurer St. Paul. Under the settlement, the plaintiff-class will release Captaris and MediaTel from any further litigation relating to Melrose facsimiles. However, Melrose retains it right to pursue its claims for

CAPTARIS, INC.

contribution against Captaris and MediaTel. The potential liability of Captaris to Melrose would be the ultimate amount of the settlement paid to the settlement class, its attorneys and administrative costs. The settlement will not become final until several months after the preliminary approval.

Discovery is ongoing in the Mediterranean case. We expect discovery to close, for purposes of class certification, on March 31, 2006. A status conference is set for April 11, 2006, at which time we expect the Court to set a briefing schedule for class certification.

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

We intend to vigorously defend the Mediterranean case. We also intend to vigorously contest any liability in connection with settlement of the Melrose case. However, litigation is subject to numerous uncertainties and we are unable to predict the ultimate outcome of any of these matters. Moreover, the amount of any potential liability in connection with these cases will depend, to a large extent, on whether a class is certified, and if one is certified, on what the scope of that class will be, neither of which can be predicted at this time. We have not recorded a liability related to these cases. However, there is no guarantee that we will not determine in the future that an accrual is required or that we will not be required to pay damages in respect of these cases in the future, either of which could materially and adversely affect our results of operations, cash flows and financial condition for the quarter or year in which any accrual is recorded or any damages are paid.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

CAPTARIS, INC.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ National Market under the symbol “CAPA.” As of March 2, 2006, there were approximately 118 shareholders of record of our common stock. The following table sets forth the high and low prices for the common stock for the periods indicated. In determining the high and low prices for the periods indicated, we used the high and low sales prices as reported by The NASDAQ National Market.

Quarterly Common Stock Price Ranges

	2005		2004
Quarter	High	Low	High	Low
1st	$5.20	$4.03	$6.50	$4.95
2nd	5.08	3.52	6.69	5.22
3rd	4.16	3.59	6.70	4.15
4th	4.17	3.58	5.26	4.04

Dividends

We have not paid any cash dividends on our common stock. We intend to retain any future earnings to fund the development and growth of our business, and therefore, we do not currently anticipate paying any cash dividends in the foreseeable future.

Stock Repurchase Plan

Pursuant to a stock repurchase plan approved by our Board of Directors, we repurchased $4.9 million (1,285,778 shares), $13.5 million (2,649,098 shares) and $3.1 million (542,797 shares) of our common stock in 2005, 2004 and 2003, respectively. In January 2005, our Board of Directors approved an $11.0 million increase to our previously announced stock repurchase program. As of December 31, 2005, $10.1 million remains available to repurchase shares. We may repurchase shares in the future subject to open trading windows, overall market conditions, stock prices and our cash position and requirements going forward. The repurchase program will continue until the earlier of (a) such time when the maximum dollar amount authorized has been utilized or (b) the Board of Directors elects to discontinue the repurchase program.

The following table summarizes information regarding shares purchased during the quarter ended December 31, 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Purchase Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
October 1 through 31, 2005	—	—	—	$10,557,766
November 1 through 30, 2005	115,504	$3.90	115,504	10,106,968
December 1 through 31, 2005	11,700	$4.20	11,700	10,057,812

Three Months Ended December 31, 2005	127,204	$3.93	127,204	$10,057,812

CAPTARIS, INC.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected historical financial data is derived from our audited historical financial statements. The consolidated balance sheet data at December 31, 2005 and 2004 and the consolidated statement of operations data for the years ended December 31, 2005, 2004 and 2003 are derived from the audited historical financial statements and related notes that are included elsewhere in this report. The consolidated balance sheet data at December 31, 2003, 2002 and 2001 and the consolidated statement of operations data for the years ended December 31, 2002 and 2001 are derived from the audited historical financial statements and related notes which are not included in this report. The information set forth below should be read in conjunction with our historical financial statements, including the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report. Historical results are not necessarily indicative of future results.

	Year Ended December 31,
(in thousands, except per share data)	2005	2004	2003	2002	2001
Consolidated Statement of Operations Data:
Net revenue	$86,380	$78,036	$83,286	$71,256	$69,321
Cost of revenue	26,937	27,085	25,494	27,080	26,066

Gross profit	59,443	50,951	57,792	44,176	43,255
Operating expenses:
Research and development (1)	14,050	10,299	9,496	15,905	11,958
Selling, general and administrative (2)	53,137	44,148	39,257	40,860	45,586
Amortization of intangible assets	1,749	683	275	942	4,951
In-process research and development	—	—	—	—	1,900
Restructuring charges	—	—	423	2,034	1,042
Stock based compensation expense (benefit)	(246)	(29)	2,269	(938)	1,126
Gain on sale of discontinued product line CallXpress	(1,000)	—	(2,169)	—	—
Patent settlement with AudioFax	—	—	—	875	—

Total operating expenses	67,690	55,101	49,551	59,678	66,563

Operating income (loss)	(8,247)	(4,150)	8,241	(15,502)	(23,308)
Other income, net	911	947	1,657	2,222	3,104

Income (loss) from continuing operations before income tax expense (benefit)	(7,336)	(3,203)	9,898	(13,280)	(20,204)
Income tax expense (benefit)	(3,319)	(2,663)	3,680	(6,036)	(6,838)

Income (loss) from continuing operations	(4,017)	(540)	6,218	(7,244)	(13,366)
Discontinued operations (3):
Income from operations of MediaTel, net of income taxes	—	—	472	2,535	1,410
Gain on sale of MediaTel, net of income taxes	38	647	5,843	—	—

Income from discontinued operations	38	647	6,315	2,535	1,410
Cumulative effect of change in accounting principle, net of taxes(4)	—	—	—	(2,695)	—

Net income (loss)	$(3,979)	$107	$12,533	$(7,404)	$(11,956)

Basic net income (loss) per share:
Net income (loss) from continuing operations	$(0.14)	$(0.02)	$0.20	$(0.23)	$(0.41)
Net income from discontinued operations	0.00	0.02	0.21	0.08	0.04
Cumulative effect of change in accounting principle	—	—	—	(0.08)	—

Basic net income (loss) per share	$(0.14)	$0.00	$0.41	$(0.23)	$(0.37)

Diluted net income (loss) per share:
Net income (loss) from continuing operations	$(0.14)	$(0.02)	$0.20	$(0.23)	$(0.41)
Net income from discontinued operations	0.00	0.02	0.20	0.08	0.04
Cumulative effect of change in accounting principle	—	—	—	(0.08)	—

Diluted net income (loss) per share	$(0.14)	$0.00	$0.40	$(0.23)	$(0.37)

Weighted average shares used in computation of:
Basic net income (loss) per share	28,907	31,346	30,849	31,780	32,020
Diluted net income (loss) per share	28,907	31,346	31,543	31,780	32,020

CAPTARIS, INC.

	December 31,
(in thousands)	2005	2004	2003	2002	2001
Consolidated Balance Sheet Data:
Cash, cash equivalents and total investments	$51,527	$57,339	$95,661	$73,089	$77,680
Restricted cash(5)	1,000	1,000	1,000	1,000	—
Working capital, plus long-term investments available-for-sale	47,734	52,408	92,198	76,704	84,031
Total assets	131,203	138,346	144,755	121,277	137,838
Redeemable common stock(6)	—	—	3,000	—	—
Total shareholders’ equity	97,779	106,241	117,828	98,301	111,116

(1)	Included in research and development expenses is an impairment charge of $5.5 million for the year ended December 31, 2002.
(2)	Included in selling, general and administrative expenses are impairment charges of $607,000 and $488,000 for the years ended December 31, 2005 and 2004 respectively.
(3)	All periods presented reflect the reclassification of the operations of MediaTel Corporation, our wholly owned subsidiary to discontinued operations. See Note 4 of Notes to Consolidated Financial Statements.
(4)	In January 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and recognized a transitional impairment loss as a cumulative effect of change in accounting principle.
(5)	A cash deposit supports a $1.0 million letter of credit that serves as collateral pursuant to a lease agreement for our corporate headquarters. This collateral is required through February 29, 2008.
(6)	Relates to the Teamplate, Inc. purchase agreement, as described in Note 3 of Notes to Consolidated Financial Statements.

CAPTARIS, INC.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” “seek,” “target” or the negative of these terms or other terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under Item 1A Risk Factors. These factors may cause our actual results to differ materially from any forward-looking statements. Except as required by law, we undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

Captaris develops Business Information Delivery products and services that specialize in automating the slow and inefficient paper-based and other unstructured document processes that are found in every organization. Our customers use our products to reduce costs, comply with regulations and increase the performance of critical business processes and system investments. We operate under one business unit segment to deliver our software solutions.

Our products address business needs in several related markets: the fax server and electronic document delivery market; the workflow and business process automation market and the enterprise content management market. We distribute our products primarily through independent distributors, value-added resellers and Information Technology (“IT”) service providers. Our products run on off-the-shelf personal computer servers and Microsoft software platforms including Microsoft® Windows NT, Windows 2000, Windows 2003 and Windows XP. We utilize Microsoft.NET development tools in our suite of products and integrate with a wide variety of hardware equipment and enterprise software products. Captaris was incorporated in the State of Washington in 1982. Our principal executive offices are located in Bellevue, Washington.

We sell, promote and receive referrals for the use of our products primarily through an indirect channel of resellers and distributors, strategic partnerships, OEMs and private label agreements, as well as through our enterprise sales team and national account managers that hold dedicated business relationships with assigned accounts on the Fortune 500 list. We believe the use of multiple distribution channels that access many of the same potential customers increases the likelihood that our products will be sold to a particular customer.

OEM partners market and sell our products and services in conjunction with their own core products and service portfolios, adding more value to their customers with an integrated go-to-market approach. In some cases, these OEM agreements provide minimum revenue commitments.

Executive Summary

We derive net revenue primarily from licensing software as well as follow-on sales of add-on software modules and the sale of maintenance and support agreements. The primary driver of our revenue growth over the prior year was attributable to revenue from our new BID product lines; the Document Management and Workflow product lines. Revenue from our RightFax product line in the year ended December 31, 2005 remained relatively flat compared to the year ended December 31, 2004 due primarily to what we believe to be negative impacts from the changes we introduced into the sales channel in the first quarter of 2005, as we integrated our new Document Management product line. We believe that the RightFax product line revenue recovered from these changes during the second half of 2005 and expect it to show modest growth in 2006 over the year ended December 31, 2005. The Rightfax product line represents the majority of our revenue and, while we expect Rightfax revenue to increase, we expect higher growth from our BID product lines in the future.

Our gross margins for the year ended December 31, 2005 increased over the year ended December 31, 2004, primarily due to increased sales of our new BID product lines which contribute higher gross margins compared to the RightFax product line which contributes lower gross margins as it is bundled with lower margin hardware components. We anticipate gross profit as a percentage of revenue for 2006 will improve over the year ended December 2005 due to increased revenue, as a percent of our total revenue, from our new BID product lines.

We experienced a loss from continuing operations of $4.0 million for the year ended December 31, 2005 compared to a loss of $540,000 for the year ended December 31, 2004. The increased loss was primarily attributable to lower than expected revenue

CAPTARIS, INC.

particularly from our RightFax product line and to an increase in operating expenses resulting primarily from increased staffing and related costs incurred to support our new Document Management (formerly Alchemy) product line and to the costs associated with the corporate reorganization and non-cash impairment charges announced in November 2005 as discussed below.

We recorded an income tax benefit of $3.3 million and $2.7 million in the years ended 2005 and 2004 respectively, on loss from continuing operations. We recognized income tax expense of $3.7 million on income from continuing operations in 2003. The income tax benefits in 2005 and 2004 included the reversal of tax liabilities of approximately $523,000 and $1.4 million, respectively, primarily associated with the reversal of liabilities which management determined were no longer probable based on updated information surrounding the related tax returns.

Our principal sources of liquidity are our cash, cash equivalents, short-term investments available-for-sale and long-term investments available-for-sale. Our portfolio consists primarily of money market funds, adjustable rate mortgage-backed securities and municipal and U.S. government agency-backed securities. Consolidated cash, cash equivalents and investments at December 31, 2005 totaled $51.5 million, down $5.8 million from December 31, 2004. This decrease was due primarily to the repurchase of our common stock and capital purchases. This decrease in cash was partially offset by net cash flow provided by operations and proceeds from the exercise of employee stock options Capital expenditures during the year ended December 31, 2005, consisted primarily of technology infrastructure and equipment, as well as leasehold improvements, to support the growth of our core business activities.

Other than Cisco Systems, Inc. (“Cisco”), which represented 14.3% of net revenue in 2003, no single customer represented more than 10.0% of our net revenue for the years ended December 31, 2005, 2004 and 2003.

Our order fulfillment operations consist primarily of compact disc duplication, documentation fulfillment and distribution of fax boards. The majority of our products are installed by third parties. In cases where the customer buys installation services from us, we typically contract with outside vendors to provide full systems integration and assembly.

Our RightFax products incorporate a number of commercially available application cards and fax cards that enable integration with certain fax servers. We currently purchase and resell fax boards from Brooktrout, Inc., recently acquired by EAS Group, Inc., and Eicon Networks Corporation. We depend upon these third-party manufacturers for fax boards. If our manufacturers terminate their relationships with us, are unable to fill orders on a timely basis or experience quality performance issues, we may be unable to meet customer demands, which would delay or decrease our revenue or otherwise have an adverse impact on our operations.

Our RightFax and Document Management product lines include third party software for which we pay royalties. The software from other companies provides generic or non-strategic functionality. Our royalty expense was 1.0% of net revenue in 2005, less than 1.0% of net revenue in 2004 and 1.1% of revenue in 2003.

We have extensive service offerings that are sold in conjunction with our products, including maintenance, support, professional services and solutions. All of these offerings are designed to help customers protect and extend their software investment.

We work with resellers and distributors located throughout the world. These resellers and distributors sell and install our products and they receive discounts based on the volume of sales. Within our selling and marketing groups, we dedicate significant resources to monitoring our resellers and distributors and to generating demand and providing market positioning and support.

Utilizing the indirect channel approach provides several advantages, including minimizing the investment in office facilities and personnel in field locations and applying greater resources to sales and implementation efforts. However, with a channel sales model, it is more difficult to track the number and locations of all end-users utilizing our products. This also somewhat limits our ability to capture information around product usage, system integration characteristics, and deployment satisfaction directly from the customer’s perspective in order to enhance or build new products, solutions and services.

Professional services include implementation consulting, training and other service support. The vast majority of product implementation is performed by our channel partners. In some instances, customers request high-level installation and consulting services directly from us.

In January 2005, we made the decision to incorporate the mobility technology associated with our Infinite product line directly into our business information delivery products. Accordingly, in January 2005, we made an end-of-life announcement of our standalone Infinite mobile delivery product line. As a result we deemed that the intangible asset related to the “Infinite Technology” trade name was impaired and an impairment charge of approximately $488,000 was recorded in selling, general and administrative expenses in the fourth quarter of 2004.

CAPTARIS, INC.

On November 3, 2005, we announced a corporate reorganization intended to improve the efficiency and cost structure of our business. These changes included a reduction in our workforce, the consolidation of office facilities, which included the impairment of furniture and equipment in those office facilities. The workforce reduction included certain founders of Teamplate, who joined the Company when we acquired Teamplate, Inc. in September 2003, and triggered the acceleration of the remaining Teamplate management incentive plan obligation associated with the acquisition. We recorded a charge of approximately $1.8 million in the fourth quarter of 2005 related to this reorganization, of which approximately $1.6 million was a cash expenditure in that quarter. The charge was comprised of approximately $1.6 million of severance and incentive plan payments for the workforce reduction, including $1.2 million for the Teamplate incentive pay obligation, and approximately $147,000 for the consolidation of office facilities. We recorded approximately $1.3 million in selling, general and administrative expenses and $487,000 in research and development expenses.

Also on November 3, 2005, we announced that we would record a non-cash impairment charge in the fourth quarter of 2005 of approximately $607,000, which included a $559,000 charge for impairment of application systems software projects that would not be pursued and $48,000 of assets, which were abandoned with the office consolidation. These charges were recorded in selling, general and administrative expense. We do not anticipate future cash expenditures in connection with this impairment.

On January 1, 2006, we adopted SFAS No. 123R, which will, among other things, require the recording in the financial statements of non-cash compensation expense related to stock options. Prior to 2006, the Company had only shown, as permitted by SFAS No. 123, pro forma financial results including the effects of share-based compensation expense in the footnotes to the financial statements. See Note 1 to the Consolidated Financial Statements for these pro forma results related to years 2005, 2004, and 2003. We have completed a preliminary evaluation of the impact of adopting SFAS No. 123(R) and estimate that it will result in share based payment expense in the range of approximately $95,000 to $120,000 for the quarter ending March 31, 2006 and in the range of approximately $640,000 to $710,000 for the year ending December 31, 2006. The actual effect of adopting SFAS No. 123(R) will be dependent on numerous factors including, but not limited to, actual option grant activity and timing, the valuation model chosen by us to value stock-based awards and the assumed award forfeiture rate.

Acquisitions and Divestitures

2005

We had no acquisitions or significant divestitures during 2005.

2004

On October 28, 2004, we acquired Information Management Research, Inc. (“IMR”), an Englewood, Colorado company. IMR’s Alchemy product line, which helps organizations capture, archive and retrieve business information enabling us to provide complete solutions for our worldwide enterprise customers. Under the terms of the acquisition agreement, we acquired IMR for a total of $31.9 million. We paid $26.4 million in cash, including transaction costs of approximately $1.2 million and assumed liabilities of $5.6 million, net of cash acquired of $142,000. The assumed liabilities included $3.1 million of deferred tax liabilities related to purchased intangibles not deductible for tax purposes, deferred revenue of $1.2 million and accounts payable and other accrued liabilities of $1.3 million. The acquisition of IMR has been accounted for as a purchase. On the acquisition date, $5.0 million of the purchase price was deposited in a third-party escrow account for two years as security for certain post-closing obligations of the IMR shareholders, including indemnification obligations. In connection with the acquisition we adopted a plan to consolidate all IMR finance and administrative functions to our Bellevue headquarters. As such, as part of the purchase price allocation, we recorded a liability of $116,000 for severance expenses related to the involuntary termination of fourteen IMR employees.

2003

We acquired Teamplate, Inc. (“Teamplate”) on September 30, 2003 to expand our business information delivery product offerings as an extension and complement to our existing RightFax product line and to further penetrate the business process automation market (Workflow). In connection with the acquisition, we executed an incentive plan that allowed the Teamplate management team to earn a minimum of $2.8 million and up to $8.3 million over the thirteen quarters following the acquisition, subject to their continued employment and our success in achieving certain revenue performance targets. In November 2005, we announced a reduction in staff, which included certain founders of Teamplate and triggered the acceleration of our remaining minimum incentive plan obligation. We recorded a charge of approximately $2.1 million for the year ended December 31, 2005 related to this incentive program and $654,000 and $300,000 for the years ended December 31, 2004 and 2003, respectively.

Our CallXpress product line historically had significantly lower margins than our RightFax products and sales of CallXpress continued to decline over time, which reflected the depressed market for most telephony products. In July of 2003, we announced our intent to sell our CallXpress voice mail and unified messaging product line. This announcement prompted some prospective customers

CAPTARIS, INC.

to delay buying decisions, which caused a further decline in CallXpress sales. On September 29, 2003, we sold the CallXpress product line for $2.5 million to Applied Voice and Speech Technologies, Inc. (“AVST”). Since many activities related to CallXpress were shared with the RightFax product line, the CallXpress product line results, including the gain on disposition, are included in our results from continuing operations. At the time of the transaction, we recorded restructuring costs of $423,000 primarily associated with terminating employees not retained by AVST. Concurrent with the transaction, we entered into an earn-out agreement with AVST which entitles us to receive additional payments of up to $1.0 million per year for each of the three years following the sale, depending on AVST’s success in achieving certain revenue targets. This gain was classified on our income statements as a reduction to operating expenses in each of the years received. On March 2, 2005, we received a report from AVST, and payment of $1.0 million, confirming achievement of the revenue target for 2004. In February of 2006 we received notification confirming that AVST had achieved their revenue target for 2005. We received a payment of $1.0 million in March of 2006 and accordingly, in the first quarter of 2006, we recorded an additional gain on the sale of the CallXpress product line within operating expenses.

Concurrent with our decision to divest the CallXpress product line, we began negotiating an acceleration and conclusion of an OEM agreement with Cisco. In October of 2003, we reached an agreement with Cisco and accordingly, Cisco paid us $12.0 million as payment in full for all remaining unpaid aggregate license fees, plus an additional 320 hours of support and training services for a period not exceeding 12 months, valued at $100,000. As a result of this agreement, $11.9 million was recorded as license revenue in the fourth quarter of 2003. Training revenue related to this OEM agreement was recognized when the service was rendered in 2004. Support revenue was recognized ratably from October of 2003 through the first nine months of 2004. As of December 31, 2004, all the revenue related to the support and training was recognized.

We sold the assets of MediaTel Corporation (“MediaTel”), our wholly owned subsidiary that operated the MediaLinq business, our outsource e-document services division, on September 15, 2003 for $14.9 million in cash to Xpedite Systems, Inc. (“Xpedite”), a division of PTEK Holdings, Inc. (“PTEK”). In accordance with generally accepted accounting principles, MediaTel’s results of operations, net of income taxes, have been reclassified to discontinued operations. Concurrent with this transaction, we entered into license and reseller agreements with Xpedite, under which we licensed our fax-to-mail technology to Xpedite over a three-year period following the sale for a minimum aggregate license fee of $2.0 million. In 2004, we recognized $250,000 of revenue in connection with these agreements. We did not record any revenue in 2005 relating to the license agreement due to a dispute with Xpedite relating to the outstanding minimum licenses fee. In February 2006, we resolved the dispute regarding the revenue relating to 2005 and stipulated to entry of judgment in favor of Captaris on all claims. As a result, in the first quarter of 2006, we expect to record an additional $750,000 of revenue related to the 2005 commitment and in the third quarter of 2006 we expect to record another $1.0 million of revenue in accordance with the license agreement.

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

Our most critical accounting judgments and estimates relate to the following areas:

•	Revenue recognition;

•	Allowances for sales returns and doubtful accounts;

•	Valuation of inventory at lower of cost or market value;

•	Classification of investments and assessment of related unrealized losses;

•	Valuation of acquired businesses, assets and liabilities;

•	Impairment of goodwill and intangible assets;

CAPTARIS, INC.

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

We sell products through resellers, original equipment manufacturers (“OEM”s) and other channel partners, as well as directly to end-users. Generally our resellers do not stock product, and except for OEM sales described below, we recognize product revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. All software licenses are bundled with 30 days of telephone support. We consider revenue associated with this telephone support to be insignificant, and therefore, we recognize this revenue when the software is shipped and record an estimate for the related cost of the telephone support. Revenue from term software licenses is recognized over the term of the license, generally twelve months. Whenever a software license, hardware, installation and post-contract customer support or “PCS” elements are sold together, we allocate the total arrangement fee among each element based on its respective fair value, which is the price charged when that element is sold separately. The amount of revenue assigned to each element is impacted by our judgment as to whether an arrangement includes multiple elements and, if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. Changes to the elements in an arrangement and our ability to establish VSOE for those elements could affect the timing of revenue recognition for these items. Revenue for PCS is recognized on a straight-line basis over the service contract term, ranging from one to five years. PCS includes rights to unspecified upgrades and updates, when and if available, and bug fixes. Installation revenue is recognized when the product has been installed at the customer’s site and accepted by the customer. Recognition of revenue from software sold with installation services is recognized either when the software is shipped or when the installation services are completed, depending on our agreement with the customer and whether the installation services are integral to the functionality of the software. Revenue from perpetual software licenses is recognized when the software has been shipped, provided that collection for such revenue is deemed probable. For software sold to resellers in which we have granted exchange rights, we defer the revenue until the reseller sells the software through to end-users.

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

In general, customers are granted a 30-day right of return for product sales. We reduce revenue recognized for estimated product returns at the time the related revenue is recorded. If we cannot reasonably estimate returns we defer the revenue until the return rights lapse. When customer acceptance provisions are present and we cannot reasonably estimate returns, we recognize revenue upon the earlier of customer acceptance or expiration of the acceptance period.

Consulting services are customarily billed at fixed rates, plus out-of-pocket expenses and revenues are recognized when the consulting has been completed. However, if it is determined that a consulting engagement will be unprofitable, we recognize the loss at the time of such determination. Training revenue is recognized when the training is completed.

Allowance for sales return. We estimate potential future product returns related to current period revenue based on our historical returns, current economic trends, changes in customer demand and acceptance of our products. We periodically review the adequacy of our sales returns allowance and underlying assumptions. If the assumptions we use to calculate the estimated sales returns do not properly reflect future returns, a change in accruals for sales returns would be made in the period in which such a determination was made. Historically, our accruals for sales returns have been adequate.

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

Classification of investments and assessment of related unrealized losses. We classify our short-term and long-term investments as “available-for-sale.” Our portfolio consists primarily of money market funds, adjustable rate mortgage-backed securities, municipal and U.S. government agency-backed securities and is recorded at fair market value. We determine the fair value of our investments based on quoted market prices. Investments with expected maturities of one year or less are classified as short-term. We recognize realized gains and losses upon sale of investments using the specific identification method. We believe that the expected lives of our mortgage-backed securities investments are much shorter than the stated maturities due to mortgage refinances and sales of homes. Accordingly, we have estimated the portion of the mortgages likely to be prepaid within one year based on historical prepayment data, current interest rates and other economic factors, and classified a portion of these investments as short-term. Unrealized gains and losses, net of any income tax effect, are recorded as a component of other comprehensive income. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income over the term of the investment.

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

Valuation of acquired businesses, assets and liabilities. Our business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. As of December 31, 2005 our goodwill and intangible assets, net of accumulated amortization, were $42.1 million. The determination of the fair value of such intangible assets and goodwill is a critical and complex consideration that involves significant assumptions and estimates. These assumptions and estimates are based on our best judgments and could materially affect our financial condition and results of operations.

Impairment of goodwill. Goodwill is tested for impairment on an annual basis in the first quarter of the year, and on an interim basis in certain circumstances. We conducted our annual assessment during the first quarter of 2005 and determined our goodwill at March 31, 2005, was not impaired. No conditions or events have occurred during 2005 which would require us to update the assessment. Our judgments regarding the existence of impairment indicators include our assessment of the impacts of legal factors; market and economic conditions; the results of our operational performance and strategic plans; competition and market share; and any potential for the sale or disposal of a significant portion of our principal operations. If we conclude that indicators of impairment exist, we then assess the fair value of goodwill. The valuation process provides an estimate of a fair value of goodwill using a discounted cash flow model and includes many assumptions and estimates. Once the valuation is determined, we will write-down goodwill to its determined fair value, if necessary. Any write-down could have a material adverse effect on our financial condition and results of operations.

On November 3, 2005, we announced a corporate reorganization that included the layoff of certain Teamplate founders and triggered the acceleration of the remaining Teamplate management incentive plan obligation. During this time we also assessed the effect this layoff had on the valuation of the goodwill recorded with the Teamplate acquisition. It was determined that the goodwill was not impaired as a result of this layoff.

Impairment of equipment, leasehold improvements, long-lived assets and other intangible assets. We periodically review long-lived assets, other intangibles and product lines that we are more likely than not to sell or otherwise dispose of before the end of the asset’s previously estimated useful life to determine if there is any impairment of these assets. We assess the impairment of these assets, or the need to accelerate amortization, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our long-lived assets and other intangibles. Future events could cause us to conclude that impairment indicators exist and that the assets should be reviewed to determine their fair value. We assess the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Fair value is generally determined based on a valuation process that provides an estimate of a fair value of these assets using a discounted cash flow model, which includes many assumptions and estimates. Once the valuation is determined, we will write-down these assets to their determined fair value, if necessary. Any write-down could have a material adverse effect on our financial condition and results of operations.

CAPTARIS, INC.

In January 2005, we made the decision to incorporate the mobility technology associated with our Infinite product line directly into our business information delivery products. Accordingly, in January 2005, we made an end-of-life announcement of our standalone Infinite mobile delivery product line. As a result we deemed that the intangible asset related to the “Infinite Technology” trade name was impaired and an impairment charge of approximately $488,000 was recorded as a selling, general and administrative expense in December 2004.

On November 3, 2005, we announced a corporate reorganization that included the layoff of certain Teamplate founders and triggered the acceleration of the remaining Teamplate management incentive plan obligation. During this time we also assessed the effect this layoff had on the valuation of the intangibles related to the Teamplate acquisition. We determined that the intangibles were not impaired as a result of this layoff.

Concurrent with the announcement of the reorganization, we announced that we would record a non-cash impairment charge in the fourth quarter of 2005. This impairment charge of approximately $607,000 included $559,000 of impairment of application systems software projects that would no longer be pursued and $48,000 of assets which were abandoned with the office consolidation. We do not anticipate future cash expenditures in connection with this impairment.

Useful lives of equipment, leasehold improvements and intangible assets. Equipment and leasehold improvements, identifiable intangible assets and certain other long-lived assets are recorded at cost less accumulated amortization and are amortized over their useful lives on a straight-line basis. Useful lives for equipment and leasehold improvements are based on our estimates of the period that the equipment or leasehold improvement will be used, which typically range from two to five years. Useful lives for intangible assets are based on our estimates of the period that the intangible assets will generate cash. Changes in estimated useful lives could have a material effect on our financial condition and results of operations.

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

Accounting for income taxes. We follow the asset and liability method of accounting for income taxes as set forth by SFAS No. 109, Accounting for Income Taxes, and the provisions of SFAS No. 5 Accounting for Contingencies. Accordingly, we are required to estimate our potential income tax claims in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. Significant judgment is required in evaluating our tax positions and in determining our provision for income taxes. During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. We establish accruals for tax-related uncertainties based on estimates of whether, and to the extent which, additional taxes, penalties and interest will be due. These accruals are established when, despite our belief that our tax return positions are fully supportable, we believe that certain positions may not be sustained on review by tax authorities. We adjust these accruals in light of changing facts and circumstances, such as the closing of a tax audit or the expiration of a statute of limitations. We will establish a valuation allowance to reduce deferred tax assets unless it is more likely than not that we will generate sufficient taxable income to allow for the realization of our deferred net tax assets. The provision for income taxes includes the impact of potential tax claims and changes to accruals and valuation allowances that we consider appropriate, as well as the related penalties and interest expense. In addition to our judgments and use of estimates, there are inherent uncertainties surrounding income taxes that could result in actual amounts that differ materially from our estimates. Any adjustments in our tax provision related to these contingencies could have a material effect on our financial condition, results of operations and cash flow.

CAPTARIS, INC.

Consolidated Results of Operations

The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain items in our consolidated statements of operations.

	Year Ended December 31,
	2005	2004	2003
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	31.2	34.7	30.6

Gross profit	68.8	65.3	69.4

Operating expenses:
Research and development	16.3	13.2	11.4
Selling, general and administrative	61.5	56.5	47.1
Amortization of intangible assets	2.0	0.9	0.4
Restructuring charges	—	—	0.5
Stock based compensation expense (benefit)	(0.3)	—	2.7
Gain on sale of discontinued CallXpress product line	(1.2)	—	(2.6)

Total operating expenses	78.3	70.6	59.5

Operating income (loss)	(9.5)	(5.3)	9.9
Other income, net	1.1	1.2	2.0

Income (loss) from continuing operations before income tax expense (benefit)	(8.4)	(4.1)	11.9
Income tax expense (benefit)	(3.8)	(3.4)	4.4

Income (loss) from continuing operations	(4.6)	(0.7)	7.5
Income from discontinued operations	0.0	0.8	7.5

Net income (loss)	(4.6)%	0.1%	15.0%

Net Revenue

We derive net revenue primarily from licensing software as well as follow-on sales of add-on software modules and the sale of maintenance and support agreements. We continue to distribute fax boards with a significant number of our software product sales for which we receive a margin significantly less than the margin on our software products.

	2005	Percent Change from 2004	2004	Percent Change from 2003	2003
	(in thousands)
Net Revenue:
RightFax product line	$72,788	(0.4)%	$73,092	14.8%	$63,675
BID product line	13,592	174.9%	4,944	492.1%	835
Cisco OEM agreement	—	—	—	(100.0)%	11,900
CallXpress product line	—	—	—	(100.0)%	6,876

Net revenue	$86,380	10.7%	$78,036	(6.3)%	$83,286

Years ended December 31, 2005 and 2004. The increase in net revenue in the year ended December 31, 2005 compared to the year ended December 31, 2004 was attributable to revenue from our new BID product lines; the Document Management and Workflow product lines. We acquired the Document Management product line in October 2004 and the Workflow product line in September 2003. Revenue from our new BID product lines increased approximately $8.6 million in the year ended December 31, 2005 compared to the year ended December 31, 2004. This increase is due to the inclusion of twelve months of sales from our Document Management product line in 2005 compared to two months in 2004 and growth of our Workflow product line.

Revenue from our RightFax product line in the year ended December 31, 2005 remained relatively flat compared to the year ended December 31, 2004. RightFax product revenue, which includes revenue from software licenses and hardware sales, was $72.8 million for the year ended December 31, 2005, down 0.4% from the year ended 2004. RightFax maintenance, support and services revenue was $25.6 million for the year ended December 31, 2005, up $3.8 million or 17.3% from the year ended December 31, 2004.

CAPTARIS, INC.

We believe that revenue from the RightFax product line was negatively impacted in the first half of 2005 from changes we introduced into the sales channel in the first quarter of 2005. We acquired the Document Management product line from IMR in the fourth quarter of 2004 and postponed integrating revenue operations until after the first of the year, which is typically our slowest sales quarter. In the first half of 2005, we believe many of our traditional RightFax resellers increased their emphasis on the new BID product lines as we integrated the Document Management product line. Other changes included new technology in our RightFax product, reassignment in field support and emphasis on multi-product solution selling. We believe these changes temporarily negatively impacted revenue from the RightFax product line, as the resellers focused on training and integrating the new products into their product lines. We anticipated training and similar transitional activities with our partners, however, we believe these activities took longer and had a greater impact on RightFax product revenue than we expected. We believe that the RightFax product line revenue recovered from these changes during the second half of 2005 and expect 2006 to show modest growth over the year ended December 31, 2005.

International net revenue represented approximately 25.8% of total net revenue for the year ended December 31, 2005 compared to 25.1% for the year ended December 31, 2004. International revenue from our RightFax product line represented approximately 21.8% of total revenue in the year ended December 31, 2005 compared to 21.5% in the year ended December 31, 2004. The overall increase in revenue from our international regions was due to our continued investment and expansion into international markets and to a higher distribution of sales outside North America from our Document Management product line. We expect the portion of our revenue derived from international markets to remain relatively consistent in 2006.

We anticipate that consolidated net revenue will grow modestly in 2006 compared to 2005. The Rightfax product line represents the majority of our revenue and, while we expect Rightfax revenue to increase, we expect higher growth from our BID product lines. Historically, our business experiences seasonality with a decline in revenue during the first quarter compared to the prior year’s fourth quarter, building gradually during the second and third quarters, and ending with the fourth quarter as our largest quarter for revenue. We anticipate this pattern to continue in 2006.

Years ended December 31, 2004 and 2003. The decrease in net revenue in the year ended December 31, 2004 compared to the year ended December 31, 2003 was primarily attributable to the fact that fiscal 2003 included $11.9 million of revenue from the acceleration of an OEM agreement with Cisco and $6.9 million of revenue from our CallXpress product line which we divested in September 2003. Excluding the effect of this OEM agreement and CallXpress revenue in 2003, net revenue for the year ended December 31, 2004 increased approximately 21.0%. This increase was primarily attributable to an increase of $9.4 million in revenue from the RightFax product line, an increase of $2.3 million from the Workflow product line (formally Teamplate) and $1.8 million from the Document Management product line, which we acquired on October 28, 2004. The increase in RightFax revenue was primarily due to an increase in the volume of maintenance and support contracts sold as a result of our decision in February 2004 to begin requiring first year maintenance with our software licenses. This significantly increased revenue derived from maintenance agreements compared to prior periods. Revenue for maintenance agreements is recognized on a straight-line basis over the maintenance contract term, ranging from one to five years. In addition, the increase in revenue from the RightFax product line was also attributable to an increase in the volume of software licenses and hardware sold. The increase in Workflow revenue was due to only three months of sales in 2003 compared to a full twelve months of sales in 2004. Sales of the Workflow product began in September 2003 with the acquisition of Teamplate.

International net revenue represented approximately 25.1% and 22.5% of total revenue for the years ended December 31, 2004 and 2003, respectively. International revenue from the RightFax product line represented 21.5% of total net revenue for 2004 compared to 17.0% for 2003. In October 2003, we acquired a distribution business from Axient Pty Limited in Australia. Revenue in 2004 reflected a full twelve months from our operations in Australia, compared to revenue in 2003 which included only two months of operations in Australia.

CAPTARIS, INC.

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

	2005	Percent Change from 2004	2004	Percent Change from 2003	2003
	(in thousands)
Gross profit	$59,443	16.7%	$50,951	(11.8)%	$57,792
Percentage of revenue	68.8%		65.3%		69.4%

Years ended December 31, 2005 and 2004. The increase in gross profit for the year ended December 31, 2005 compared to the year ended December 31, 2004 is primarily attributable to increased sales of our new BID product lines which contribute higher gross margins compared to the RightFax product line which contributes lower gross margins as it is bundled with lower margin hardware components. We anticipate gross profit as a percentage of revenue for 2006 will improve over the year ended December 2005 due to increased revenue, as a percent of our total revenue, from our new BID product lines.

Years ended December 31, 2004 and 2003. The decrease in gross profit for the year ended December 31, 2004 compared to the year ended December 31, 2003 is primarily attributable to the fact that fiscal 2003 revenue included $11.9 million from the acceleration of an OEM agreement with Cisco and cost of revenue related to this agreement was insignificant. Excluding the impact of gross profit from the Cisco agreement, gross profit as a percent of revenue was 64.3% for 2003. Gross profit increased as a percentage of revenue in 2004 compared to 2003, excluding the Cisco agreement, due to the change from sales of the lower margin CallXpress product line, which we divested in September 2003, to sales of the RightFax product line and sales of maintenance and support contracts. The increase in gross profit percentage was partially offset by amortization of technology intangibles included in cost of revenue related to the Workflow product line acquired in September 2003 and the Document Management product line acquired on October 28, 2004. In addition, the increase in gross profit percentage was also partially offset by an increase in the portion of revenue attributable to hardware products which are sold at significantly lower gross profit margins than software products.

Research and Development

Research and development expenses consist of the salaries and related benefits for our product development personnel, prototype materials and expenses related to the development of new and improved products, facilities and depreciation expenses.

	2005	Percent Change from 2004	2004	Percent Change from 2003	2003
	(in thousands)
Research and development	$14,050	36.4%	$10,299	8.5%	$9,496
Percentage of revenue	16.3%		13.2%		11.4%

Years ended December 31, 2005 and 2004. For the year ended December 31, 2005, research and development expenses increased compared to the year ended December 31, 2004, primarily due to additional staff related to the Document Management product line, which we acquired in our acquisition of IMR in late October 2004 and to the additional expenses incurred relating to the reorganization of our workforce, which triggered the acceleration of our remaining minimum incentive plan obligation for certain Teamplate founders. The amount of reorganization expense included in research and development is approximately $487,000. We expect overall research and development expenses to decrease in absolute dollars as well as a percentage of revenue in 2006 compared to 2005 due to improved development efficiencies from better integration of our products. This decrease will be partially offset by an increase in salaries and benefits and to the adoption of SFAS123(R), which will require the recording in the financial statements of non-cash compensation expense related to stock options. See discussion below under “Stock Based Compensation Expense (Benefit)”.

CAPTARIS, INC.

Years ended December 31, 2004 and 2003. For the year ended December 31, 2004, research and development expenses increased compared to the year ended December 31, 2003, primarily due to additional spending on engineering and testing costs relating to the release of two new versions of the RightFax product line in February and November 2004 and the release of a new version of Workflow in late 2004. Additionally, in 2004 we incurred twelve months of Workflow research and development expenses compared to three months of these expenses in 2003 as a result of the acquisition of Teamplate in late September 2003. We also incurred two months of research and development expenses in 2004 related to the Document Management product line which we acquired in our acquisition of IMR in late October 2004. The increase in research and development expenses in 2004 was partially offset by the divestiture of the CallXpress product line in September 2003.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries and benefits and related expenses for sales, marketing, business development, finance, administrative and information technology personnel, as well as advertising and marketing expenses. In addition, selling, general and administrative expenses include legal, accounting and other professional fees.

	2005	Percent Change from 2004	2004	Percent Change from 2003	2003
	(in thousands)
Selling, general and administrative	$53,137	20.4%	$44,148	12.5%	$39,257
Percentage of revenue	61.5%		56.5%		47.1%

Years ended December 31, 2005 and 2004. Selling expenses were $34.6 million, $28.5 million and $26.2 million for the years ending December 31, 2005, 2004 and 2003, respectively. Selling expenses consist of: salaries and benefits, commissions and travel expenses of our selling and marketing staff; the costs of our marketing programs, including public relations, advertising and trade shows; facilities and depreciation expenses. The increase of $6.1 million in selling expenses in the year ended December 31, 2005 compared to the year ended 2004 was primarily attributable to: 1) an increase in employee related expenses and occupancy costs of approximately $3.0 million for the year ended December 31, 2005 primarily attributable to the addition of staff to support the new Document Management product line, acquired in late October 2004, channel expansion and other program costs; 2) an increase in commission expense of $2.1 million resulting from increased revenue and increased staff; and 3) the addition of $1.6 million of costs associated with the layoff of employees and Teamplate founders and the abandonment of our Portland office lease during the reorganization discussed above under “Executive Summary”. These increases were partially offset by a reduction in advertising costs during 2005 of $604,000. In 2006, we expect selling expenses to decrease in absolute dollars and as a percent of total net revenue due to leveraging our existing sales and distribution infrastructure to support the anticipated increase in 2006 net revenue. In 2006, we will begin recording stock compensation expense within salaries and benefits due to the adoption of SFAS No. 123(R). See discussion below under “Stock Based Compensation Expense (Benefit)”.

General and administrative expenses were $18.5 million, $15.6 million and $13.1 million for the years ending December 31, 2005, 2004 and 2003, respectively. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities, and depreciation expenses. The approximate $2.9 million increase in general and administrative expenses in the year ended December 31, 2005 compared to the same period last year was due primarily to: 1) an increase of approximately $1.2 million related to additional internal finance, information systems and legal staff and related costs; 2) an increase of approximately $918,000 for costs incurred for legal expenses, insurance and consulting services as well as depreciation and allowance for uncollected accounts receivable, net of a $200,000 reduction in third-party consultants and outside audit services associated with the Sarbanes-Oxley Act of 2002 compliance; 3) an increase of $492,000 in costs associated with office automation; 4) an increase of $196,000 relating to the expenses associated with the abandonment of our Portland office lease; and 5) an additional expense of $112,000 related to asset impairments in the year ended December 31, 2005. See discussion above under “Executive Summary.” In 2006, we expect overall general and administrative expenses to decrease in absolute dollars and as a percent of revenue primarily due to lower temporary staff and consultant costs related to compliance with the Sarbanes-Oxley Act of 2002 and lower investment in back office automation. We are continuing to invest in updating our information systems; however, we expect this cost to be reduced in 2006. This decrease will be partially offset by an increase in salaries and benefits due to the adoption of SFAS123(R), which will require the recording in the financial statements of non-cash compensation expense related to stock options. See discussion below under “Stock Based Compensation Expense (Benefit)”.

CAPTARIS, INC.

Years ended December 31, 2004 and 2003. The increase in selling, general and administrative expenses in 2004 compared to 2003 is primarily attributable to the following: 1) costs incurred in 2004 related to compliance with the Sarbanes-Oxley Act of 2002, as well as, increased accountant fees relating to the audit of our financial statements and the restatement of footnote disclosures in our quarterly financial statements for 2003; 2) legal expenses incurred in 2004 related to a potential acquisition that we abandoned; 3) a full year of selling and marketing expenses related to our Workflow product line that we acquired in September 2003; 4) an expense related to the impairment of an intangible; 5) increased state sales and excise taxes; and 6) increased selling commissions due to the increase in revenue from the RightFax and Workflow product lines. In addition, a portion of the increase in 2004 is attributable to the addition of selling, general and administrative expenses for IMR which we acquired in late October 2004. Offsetting the increase in selling, general and administrative expenses in 2004 was a decrease in bad debt expenses compared to 2003. The CallXpress product line, which we divested in September 2003, experienced a higher rate of bad debts then the RightFax product line. During 2004, incremental compliance spending included several additions to our finance and legal departments and significant expenses for temporary labor and professional fees associated with compliance with the Sarbanes-Oxley Act of 2002.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets prescribes one accounting model for long-lived assets and requires these assets to be measured at the lower of book value or fair value. Pursuant to SFAS No. 144 and in connection with our decision to incorporate the mobility technology associated with our Infinite product line directly into our business information delivery products, effective January 2005, we deemed that the intangible asset related to the “Infinite Technology” trade name was impaired and we recorded an impairment charge of approximately $488,000 in selling, general and administrative expenses in the fourth quarter of 2004.

Amortization of Intangible Assets

Amortization of intangible assets is a result of the acquisitions of IMR, Teamplate and Infinite Technologies, in addition to amortization expense associated with two nonexclusive license agreements with Syntellect and AudioFax. Amortization expense for acquired core technology and license agreements is recorded in cost of revenue and was $1.9 million, $992,000 and $377,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Amortization expense recorded in operating expenses related to the acquisitions was $1.7 million, $683,000 and $275,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in amortization expense in the year ended 2005 compared to the year ended 2004 is due to the intangibles we acquired with the acquisition of IMR and the Document Management product line in October 2004. We expect amortization expense for 2006 to decrease slightly from expense in 2005 as certain intangible assets become fully amortized.

Restructuring Charges

In September 2003, in conjunction with the sale of our CallXpress product line, we recorded a restructuring charge of approximately $423,000 for severance and related benefits for terminated employees. All costs associated with this restructuring were paid as of December 31, 2003.

Stock Based Compensation Expense (Benefit)

During the second quarter of 2001, we offered a limited non-compulsory exchange of employee stock options on a less than one-for-one basis. The exchange (which closed on July 10, 2001) resulted in the voluntary cancellation of employee stock options to purchase 3,135,720 shares of our common stock with varying exercise prices greater than $10.00 per share in exchange for 1,286,790 employee stock options with an exercise price of $2.11. The option exchange offer resulted in variable accounting treatment for a total of 1,993,250 options, representing the 1,286,790 new options granted in the exchange as well as all employee options modified during the year. Variable accounting treatment results in charges or credits recorded to stock based compensation, depending on fluctuations in quoted prices for our common stock and the number of stock options subject to variable accounting, neither of which can be predicted. At December 31, 2005, 2004 and 2003, the number of options outstanding to purchase common stock subject to variable accounting was 120,347, 181,366 and 266,342, respectively. In 2005 and 2004, we recognized a benefit for variable stock compensation of $246,000 and $29,000, respectively. In 2003, we recorded a charge for variable stock compensation of $3.1 million consisting of a charge recorded in continuing operations of $2.3 million and a charge recorded in discontinued operations of $863,000.

On January 1, 2006, we adopted SFAS No. 123R, which will, among other things, require the recording in the financial statements of non-cash compensation expense related to stock options. Prior to 2006, the Company had only shown, as permitted by SFAS No. 123, pro forma financial results including the effects of share-based compensation expense in the footnotes to the financial statements. See Note 1 to the Consolidated Financial Statements for these pro forma results related to years 2005, 2004, and 2003. We have completed a preliminary evaluation of the impact of adopting SFAS No. 123(R) and estimate that it will result in share based payment expense in the range of approximately $95,000 to $120,000 for the quarter ending March 31, 2006 and in the range of approximately $640,000 to $710,000 for the year ending December 31, 2006. The actual effect of adopting SFAS No. 123(R) will be dependent on numerous factors including, but not limited to, actual option grant activity and timing, the valuation model chosen by us to value stock-based awards and the assumed award forfeiture rate.

CAPTARIS, INC.

On September 1, 2005, our Compensation Committee and Board of Directors approved the acceleration of vesting of certain unvested stock options granted to our employees and officers under our stock option plans that have an exercise price greater than $3.73 per share, the closing price of our common stock on September 1, 2005. Options held by non-employee directors were not included in the acceleration. Previously unvested options to purchase approximately 2.3 million shares of our common stock became immediately exercisable. The Board also imposed a holding period that will require all executive officers and certain other members of senior management to refrain from selling shares acquired upon the exercise of these options, other than shares needed to cover the exercise price and to satisfy withholding taxes and shares transferred by will or by the applicable laws of descent and distribution, until the date on which the exercise would have been permitted under the option’s original vesting terms.

The accelerated vesting will eliminate future compensation expenses that we would otherwise recognize in our financial statements with respect to these options upon implementation of SFAS No. 123(R). In accordance with APB No. 25 and FASB Interpretation No. 44, no compensation expense was recorded within the financial statements as a result of this modification because the options had an intrinsic value of $0.00 on the date of the modification due to the exercise price being in excess of the current market price of the stock. However, in accordance with SFAS No. 123, we included the unamortized compensation expense of approximately $1.1 million (net of income tax) related to the accelerated options in our pro forma net loss and net loss per common share for the year ended December 31, 2005. Had the options not been accelerated, the unamortized fair value-based compensation expense for the options would have been recorded in future periods through 2009, under vesting schedules in place prior to the acceleration, which generally would have resulted in fair value-based compensation expenses net of income tax of $564,000 in 2006, $333,000 in 2007, $139,000 in 2008 and $35,000 in 2009, all without regard to the effect of forfeitures.

Gain on Sale of the CallXpress Product Line

In September of 2003, we sold our CallXpress product line. We recognized a gain on the sale of CallXpress of approximately $2.2 million before income taxes in the year ended December 31, 2003. See Note 5 in Notes to Consolidated Financial Statements. Concurrent with the transaction, we entered into an earn-out agreement with AVST which entitles us to receive additional payments of up to $1.0 million per year for each of the three years following the sale, depending on AVST’s success in achieving certain revenue targets. In March 2005, we received a report from AVST, and payment of $1.0 million, confirming achievement of the revenue target for 2004. This payment was recognized as an additional gain on the sale of the CallXpress product line and was classified on our income statement within operating expenses in the first quarter of 2005. In February of 2006 we received notification confirming that AVST had achieved their revenue target for 2005. We received a payment of $1.0 million in March of 2006 and accordingly, in the first quarter of 2006, we recorded an additional gain on the sale of the CallXpress product line within operating expenses.

Other Income, Net

Other income, net, consists primarily of investment income and foreign currency transaction gains and losses. For the years ended December 31, 2005, 2004 and 2003, other income was $911,000, $947,000 and $1.7 million, respectively. The decrease in net other income was due primarily to a decrease in interest income resulting from a decrease in our invested cash balances. Our invested cash balances decreased over 2004 due primarily to cash used to repurchase our common stock and to purchase capital assets. The cash balances have decreased significantly from 2003 primarily due to our use of cash to acquire IMR in October 2004 and to repurchase and redeem our common stock in 2005 and 2004. Assuming interest rates remain at recent levels, we expect interest income to remain relatively consistent with 2006.

Income Tax Expense (Benefit)

We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. We establish accruals for tax-related uncertainties based on estimates of whether, and to the extent which, additional taxes, penalties and interest will be due. These accruals are established when, despite our belief that our tax return positions are fully supportable, we believe that certain positions may not be sustained on review by tax authorities. We adjust these accruals in light of changing facts and circumstances, such as the closing of a tax audit or the expiration of statutes of limitations. The provision for income taxes includes the impact of potential tax claims and changes to accruals that we consider appropriate, as well as the related penalties and interest.

CAPTARIS, INC.

Our effective tax rates differ from the statutory rate primarily due to state income taxes, foreign income taxes, tax exempt interest income and accruals for certain tax exposures discussed above. The effective income tax rates on income and losses from continuing operations in 2005, 2004 and 2003 were 45.2%, 83.1% and 37.2%, respectively. We recorded an income tax benefit of $3.3 million and $2.7 million in the years ended 2005 and 2004 respectively, on losses from continuing operations. We recognized income tax expense of $3.7 million on income from continuing operations in 2003. The income tax benefits in 2005 and 2004 included the reversal of tax liabilities of approximately $523,000 and $1.4 million, respectively, primarily associated with the reversal of liabilities which management determined were no longer probable based on updated information surrounding the related tax return.

At December 31, 2005, we have available unused net operating losses that may be applied against future taxable income of $22.2 million. These net operating losses consist of international losses of $2.9 million that do not expire, federal losses of $12.0 million that expire from 2019 to 2025, and state losses of $7.3 million that expire from 2006 to 2025. We believe that there is sufficient positive evidence to support our conclusion not to record a valuation allowance against these net operating losses. We believe that we will utilize the loss carry forwards in the future because we have had a history of pre-tax income and we are implementing plans to generate profits in our wholly owned foreign subsidiaries that we believe will enable us to utilize the unused international net operating losses in a timely manner. In addition, the Internal Revenue Code (“IRC”) Section 382 limitation for the acquired net operating loss of IMR of $12.0 million covers approximately five years of future operations, which is well within the statute of limitations for these losses.

Excluding the impact of the benefit resulting from the reversal of the liability discussed above, our effective tax rate for 2005 was approximately 38%. We anticipate the effective tax rate for 2006 to be in the range of 35% to 37%. See Note 16 in Notes to Consolidated Financial Statements.

Discontinued Operations

In September of 2003, we completed the sale of the assets of MediaTel. As such, MediaTel’s results of operations have been reclassified as discontinued operations for the years 2005, 2004 and 2003. In 2005 we recorded an additional net gain of $38,000, net of $25,000 of income taxes, related to insurance reimbursements of legal fees incurred in defense of various legal proceedings. In 2004, we recorded a net gain of $647,000 which included additional proceeds of $232,000, net of income taxes; a federal income tax refund of $483,000 including associated interest income less professional fees, both net of income taxes; and legal fees incurred in defense of various legal proceedings of $68,000, net of expected insurance reimbursements, both net of income taxes. In 2003, we recognized a gain of approximately $5.8 million, net of income taxes of $3.8 million.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, short-term investments available-for-sale and long-term investments available-for-sale. Our portfolio consists primarily of money market funds, adjustable rate mortgage-backed securities, municipal and U.S. government agency-backed securities. Consolidated cash, cash equivalents and investments at December 31, 2005 totaled $51.5 million, down $5.8 million from December 31, 2004. The cash and investments decrease in 2005 was due primarily to the repurchase of our common stock for $4.9 million and capital purchases of $3.0 million. This decrease in cash was partially offset by net cash provided by operations of $1.4 million and proceeds of $574,000 from the exercise of employee stock options.

Cash provided by operations during 2005 was $1.4 million compared to $7.0 million provided during 2004. Our net cash provided by operations was primarily the result of our net loss adjusted by non-cash expenses, such as depreciation and amortization, and changes in working capital components, which were influenced most by sales of maintenance contracts, which are deferred revenue, cash collected from customer receivables, changes in tax assets and liabilities and cash payments for operating expenses. Cash provided from operations was lower in 2005 than 2004 due primarily to the net loss in 2005 compared to income in 2004, as well as less cash growth from sales of maintenance contracts in 2005 as compared to 2004, partially offset by lower tax payments in 2005 compared to 2004.

Cash provided by investing activities was $1.8 million for the year ended 2005 compared to cash used of $26.0 million during 2004. Cash provided from investing in 2005 was due primarily to $4.8 million of proceeds and maturities of investments, net of investment purchases, partially offset by $3.0 million of capital asset purchases. Cash used in 2004 consisted primarily of the purchase of IMR for $26.4 million and purchases of capital equipment of $3.8 million, partially offset by proceeds and maturities of investments, net of investment purchases of $3.7 million and proceeds from the sales of our MediaTel assets of $647,000.

Cash used in financing activities during the year ended December 31, 2005 was $4.4 million compared to cash used in financing activities of $15.4 million in the year ended December 31, 2004. In 2005, we used $4.9 million to repurchase 1,285,778 shares of our common stock pursuant to our repurchase program partially offset by cash provided from the exercise of stock options from our employee stock option plans of $574,000. In 2004, cash of $13.5 million was used to repurchase 2,649,098 shares of our common stock and we used $3.0 million to redeem 571,261 shares of our common stock issued in the acquisition of Teamplate. This use was partially offset by the receipt of $1.0 million of proceeds from the exercise of employee stock options.

CAPTARIS, INC.

We believe existing cash and short-term investments together with funds generated from operations will be sufficient to meet our anticipated working capital needs and capital expenditure needs for the next twelve months and the foreseeable future.

Stock Repurchase Plan

In January 2005, our Board of Directors approved an $11.0 million increase to our previously announced stock repurchase program, bringing the total available for repurchase under the program to $15.0 million. During the years ended December 31, 2005, 2004 and 2003, we repurchased 1,285,788, 2,649,098 and 542,797 shares of our common stock, respectively, for approximately $4.9 million, $13.5 million and $3.1 million, respectively. At December 31, 2005, $10.1 million remains available to repurchase shares. We may repurchase shares in the future subject to open trading windows, overall market conditions, stock prices and our cash position and requirements going forward. The repurchase program will continue until the earlier of (a) such time when the maximum dollar amount authorized has been utilized or (b) our Board of Directors elects to discontinue the repurchase program.

Contractual Obligations and Commercial Commitments

We have operating leases for all of our offices and certain equipment. Rental expense for operating leases was $3.1 million, $2.7 million and $2.3 million in 2005, 2004 and 2003, respectively. Certain of our lease agreements provide for scheduled rent increases over the lease term. Minimum rental expenses are recognized on a straight-line basis over the term of the lease.

The following table summarizes our contractual obligations and estimated commercial commitments as of December 31, 2005 and the effect such obligations are expected to have on liquidity in future periods:

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases, net of sublease income	$4,678	$2,219	$2,141	$318	$—
Purchase obligations:
Long-term commitments[1]	2,622	1,531	1,091	—	—

Total contractual obligations and estimated commercial commitments	$7,300	$3,750	$3,232	$318	$—

Notes:

1.	Purchase commitments include minimum commitments to purchase telecommunication services and software licenses.

We have a $1.0 million cash secured revolving line of credit which is reserved for letters of credit. As of December 31, 2005, we have used the letter of credit capacity in conjunction with our corporate headquarters lease. We have placed $1.0 million in a restricted certificate of deposit with the bank that supports the letter of credit. Prior to August 2004, we had a $4.0 million unsecured revolving line of credit, of which $2.0 million was for unsecured borrowings and $2.0 million was reserved for letters of credit. The line of credit expired in August 2004, and we renewed $1.0 million of the line to be used to secure the corporate headquarters lease as discussed above.

New Accounting Pronouncements

In November 2005, the FASB issued FASB Staff Position No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“FSP No. 115-1”). FSP No. 115-1 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and includes guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. FSP No. 115-1 also requires an other-than-temporary impairment of debt and equity securities to be written down to its impaired value, which becomes the new cost basis. FSP FAS No. 115-1 is effective for fiscal years beginning after December 15, 2005. We will continue to evaluate the application of FSP No. 115-1; however, we do not believe adoption will have a material effect on our financial position, results of operations or cash flows.

CAPTARIS, INC.

In November 2005, the FASB issued final FASB Staff Position FAS Statement No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP No. 123 R-3”). FSP No. 123 R-3 provides an alternative method of calculating excess tax benefits (the Additional Paid in Capital (“APIC”) pool) from the method defined in SFAS No. 123R. A one-time election to adopt the transition method in FSP No. 123 R-3 is available to those entities adopting SFAS No. 123(R) using either the modified retrospective or modified prospective method. Up to one year from the initial adoption of SFAS No. 123(R) or effective date of FSP No. 123 R-3 is provided to make this one-time election. We have completed a preliminary evaluation of the impact of adopting SFAS No. 123(R) and estimate that it will result in share based payment expense in the range of approximately $95,000 to $120,000 for the quarter ending March 31, 2006 and in the range of approximately $640,000 to $710,000 for the year ending December 31, 2006. The actual effect of adopting SFAS No. 123(R) will be dependent on numerous factors including, but not limited to, actual option grant activity and timing, the valuation model chosen by us to value stock-based awards, and the assumed award forfeiture rate.

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

On April 14, 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a new rule that amends the effective dates for Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment.” Under SFAS No. 123R, public registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The SEC’s new rule allows companies to implement SFAS No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. For calendar year-end companies this means that SFAS No. 123(R) compliance will be required no later than the first quarter of 2006. The SEC’s new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard. We are currently evaluating option valuation methodologies and assumptions in light of this new statement. See above for expected impact.

CAPTARIS, INC.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our company is exposed to market risk, changes in interest rates and foreign currency exchange rates, each of which could adversely affect the value of the our investments. We do not currently use derivative financial instruments to hedge this risk.

Interest rate risk

We maintain an investment portfolio consisting primarily of investment grade interest bearing securities. These securities are classified as “available-for-sale” securities. The interest bearing securities in our portfolio are subject to interest rate risk and will fall in value if market interest rates increase. Conversely, declines in interest rates could have a material impact on interest earnings of our investment portfolio. If market interest rates were to increase immediately and uniformly by 100 basis points from levels at December 31, 2005, the decline in the fair value of the portfolio would be approximately $136,000. Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results, financial condition or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.

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

We performed a sensitivity analysis assuming a hypothetical 10.0% adverse movement in foreign exchange rates to the underlying foreign currency exposures described above. The sensitivity analysis indicated that a hypothetical 10.0% adverse movement in foreign currency exchange rates would result in a $225,000 loss in fair values of foreign currency denominated assets and liabilities at December 31, 2005.

CAPTARIS, INC.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of.

Captaris, Inc.

We have audited the accompanying consolidated balance sheet of Captaris, Inc. and subsidiaries (“the Company”) as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Captaris, Inc. and subsidiaries as of December 31, 2005, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Captaris, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 8, 2006 expressed an unqualified opinion thereon.

/s/ MOSS ADAMS, LLP

Seattle, Washington
March 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Captaris, Inc.

Bellevue, Washington

We have audited the accompanying consolidated balance sheet of Captaris, Inc. and subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Captaris, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

March 31, 2005

CAPTARIS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$6,420	$7,563
Short-term investments, available-for-sale	17,506	25,725
Accounts receivable, less allowances of $1,369 and $1,387	18,776	18,205
Inventories	534	992
Prepaid expenses and other	1,759	1,687
Deferred tax assets, net and income tax receivable	4,141	3,161

Total current assets	49,136	57,333
Long-term investments, available-for-sale	27,601	24,051
Restricted cash	1,000	1,000
Other assets	337	94
Equipment and leasehold improvements, net	6,200	7,168
Intangible assets, net	9,767	13,442
Goodwill	32,313	32,236
Deferred tax assets, net	4,849	3,022

Total assets	$131,203	$138,346

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,665	$6,875
Accrued compensation and benefits	3,764	4,462
Other accrued liabilities	2,390	1,565
Income taxes payable	80	375
Deferred revenue	18,104	15,699

Total current liabilities	29,003	28,976

Accrued liabilities – noncurrent	317	386
Deferred revenue – noncurrent	4,104	2,743

Total liabilities	33,424	32,105

Commitments and contingencies (Notes 14 and 18)
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 2,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 120,000 shares authorized; 28,367 and 29,452 outstanding, respectively	284	295
Additional paid-in capital	50,835	55,410
Retained earnings	45,809	49,788
Accumulated other comprehensive income	851	748

Total shareholders’ equity	97,779	106,241

Total liabilities and shareholders’ equity	$131,203	$138,346

See the accompanying notes to these consolidated financial statements.

CAPTARIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Net revenue	$86,380	$78,036	$83,286
Cost of revenue	26,937	27,085	25,494

Gross profit	59,443	50,951	57,792
Operating expenses:
Research and development	14,050	10,299	9,496
Selling, general and administrative	53,137	44,148	39,257
Amortization of intangible assets (Note 9)	1,749	683	275
Restructuring charges (Note 15)	—	—	423
Stock based compensation expense (benefit) (Note 1)	(246)	(29)	2,269
Gain on sale of discontinued product line CallXpress (Note 5)	(1,000)	—	(2,169)

Total operating expenses	67,690	55,101	49,551

Operating income (loss)	(8,247)	(4,150)	8,241

Other income (expense):
Interest, net	1,121	1,278	1,459
Other, net	(210)	(331)	198

Other income	911	947	1,657

Income (loss) from continuing operations before income tax expense (benefit)	(7,336)	(3,203)	9,898
Income tax expense (benefit)	(3,319)	(2,663)	3,680

Income (loss) from continuing operations	(4,017)	(540)	6,218

Discontinued operations (Note 4):
Income from operations of MediaTel, net of income taxes of $309	—	—	472
Gain on sale of MediaTel assets, net of income tax expense (benefit) of $25, $(500) and $3,823, respectively	38	647	5,843

Income from discontinued operations	38	647	6,315

Net income (loss)	$(3,979)	$107	$12,533

Basic net income (loss) per common share:
Income (loss) from continuing operations	$(0.14)	$(0.02)	$0.20
Income from discontinued operations	0.00	0.02	0.21

Basic net income (loss) per share	$(0.14)	$0.00	$0.41

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$(0.14)	$(0.02)	$0.20
Income from discontinued operations	0.00	0.02	0.20

Diluted net income (loss) per share	$(0.14)	$0.00	$0.40

Weighted average shares used in computation of:
Basic net income (loss) per share	28,907	31,346	30,849
Diluted net income (loss) per share	28,907	31,346	31,543

See the accompanying notes to these consolidated financial statements.

CAPTARIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(3,979)	$107	$12,533
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,474	2,662	3,545
Amortization	3,675	1,675	652
Stock based compensation expense (benefit)	(246)	(29)	3,132
Stock issued for consulting services	—	—	6
Gain on sale of discontinued product line CallXpress	—	—	(2,169)
Gain on sale of discontinued operations MediaTel assets, net of income taxes	—	(647)	(5,843)
Loss on disposition of equipment	10	—	133
Impairment of long lived assets and intangibles	607	488	—
Provision for doubtful accounts	572	183	1,134
Changes in assets and liabilities, net of effects from purchase of businesses and sale of CallXpress and MediaTel:
Accounts receivable, net	(1,108)	(3,318)	(183)
Inventories	411	979	408
Prepaid expenses and other assets	(448)	1,040	(1,336)
Deferred tax assets, net	(2,959)	(1,106)	(391)
Accounts payable	(2,222)	1,410	(2,676)
Accrued compensation and benefits	(623)	(683)	575
Other accrued liabilities	813	(223)	(1,657)
Income taxes payable	(343)	(2,500)	2,999
Deferred revenue	3,802	7,007	2,544

Net cash provided by operating activities	1,436	7,045	13,406

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(3,045)	(3,835)	(3,092)
Purchases of investments	(50,951)	(68,752)	(63,155)
Purchases of businesses, net of cash acquired	—	(26,438)	(8,070)
Proceeds from sale of discontinued product line CallXpress	—	—	2,500
Proceeds from disposals of fixed assets	26	—	—
Proceeds from sale of discontinued operations MediaTel	—	647	14,852
Proceeds from sale of and maturities of investments	55,721	72,414	60,340

Net cash (used in) provided by investing activities	1,751	(25,964)	3,375

Cash flows from financing activities:
Proceeds from exercise of common stock options	574	1,022	6,127
Repurchase of common stock	(4,942)	(13,477)	(3,095)
Repurchase of redeemable stock	—	(2,982)	—

Net cash (used in) provided by financing activities	(4,368)	(15,437)	3,032

Net increase (decrease) in cash	(1,181)	(34,356)	19,813
Effect of exchange rate changes on cash	38	23	112
Cash and cash equivalents at beginning of period	7,563	41,896	21,971

Cash and cash equivalents at end of period	$6,420	$7,563	$41,896

Supplemental disclosures:
Cash paid during the period for income taxes	$404	$3,192	$1,593

See the accompanying notes to these consolidated financial statements.

CAPTARIS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity	Total Comprehensive Income (Loss)
Balance at January 1, 2003	30,217,955	$302	$60,539	$312	$37,148	$98,301	$(7,396)

Exercise of stock options	2,121,158	21	6,106	—	—	6,127
Repurchase of common stock	(542,797)	(5)	(3,090)	—	—	(3,095)
Cancellation of common stock	(13,368)	—	—	—	—	—
Redeemable stock issued to acquire Teamplate, Inc. (See Note 11)	574,727	—	40	—	—	40
Stock based compensation expense	—	—	3,132	—	—	3,132
Stock issued for consulting services	—	—	6	—	—	6
Stock option income tax benefit	—	—	720	—	—	720
Unrealized loss on investments, net of income tax benefit of $94	—	—	—	(167)	—	(167)	$(167)
Foreign currency translation adjustment	—	—	—	231	—	231	231
Net income	—	—	—	—	12,533	12,533	12,533

Balance at December 31, 2003	32,357,675	$318	$67,453	$376	$49,681	$117,828	$12,597

Exercise of stock options	314,670	3	1,019	—	—	1,022
Repurchase of common stock	(2,649,098)	(26)	(13,451)	—	—	(13,477)
Cancellation of common stock	(13)	—	—	—	—	—
Repurchase of redeemable shares	(571,261)	—	—	—	—	—
Conversion of redeemable stock to common shares	—	—	18	—	—	18
Stock based compensation benefit	—	—	(29)	—	—	(29)
Stock option income tax benefit	—	—	400	—	—	400
Unrealized loss on investments, net of income tax benefit of $124	—	—	—	(202)	—	(202)	(202)
Foreign currency translation adjustment	—	—	—	574	—	574	574
Net income	—	—	—	—	107	107	107

Balance at December 31, 2004	29,451,973	$295	$55,410	$748	$49,788	$106,241	$479

Exercise of stock options	200,793	2	572	—	—	574	—
Repurchase of common stock	(1,285,778)	(13)	(4,929)	—	—	(4,942)	—
Stock based compensation expense	—	—	(246)	—	—	(246)	—
Stock option income tax benefit	—	—	28	—	—	28	—
Unrealized gain on investments, net of income tax expense of $38	—	—	—	63	—	63	63
Foreign currency translation adjustment	—	—	—	40	—	40	40
Net income	—	—	—	—	(3,979)	(3,979)	(3,979)

Balance at December 31, 2005	28,366,988	$284	$50,835	$851	$45,809	$97,779	$(3,876)

See the accompanying notes to these consolidated financial statements.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business and Summary of Significant Accounting Policies

The Business

Captaris develops Business Information Delivery (“BID”) products and services that automate the information and document flow throughout the information lifecycle (capture, process, manage and deliver). With a comprehensive suite of software and services, Captaris specializes in automating the slow and inefficient unstructured and paper-based document processes that are found in every organization. Our customers use our products to reduce costs, comply with regulations and increase the performance of critical business processes and system investments.

We operate under one business unit segment to deliver our software solutions. Our products and services address business needs in several related markets: the fax server and electronic document delivery market; the workflow and business process automation market; and the enterprise content management market. We distribute our products primarily through independent distributors, value-added resellers, direct sales professionals and information technology (“IT”) service providers. Our products run on off-the-shelf personal computer servers and Microsoft software platforms including Microsoft® Windows NT, Windows 2000, Windows 2003 and Windows XP. We utilize Microsoft.NET development tools in our suite of products and integrate with a wide variety of hardware equipment and enterprise software products. Captaris was incorporated in the State of Washington in 1982. Our principal executive offices are located in Bellevue, Washington.

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

Use of Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience, current conditions and various other assumptions we believe to be reasonable under the circumstances. Our estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as identifying and assessing appropriate accrual and disclosure treatment with respect to commitments and contingencies. Actual results may differ significantly from these estimates. To the extent that there are material differences between these estimates and actual results, our presentation of our financial condition or results of operations may be affected.

Reclassifications

Certain prior-period balances have been reclassified to conform to the current period presentation. These reclassifications had no impact on revenue, gross margin, net income (loss), assets or liabilities in either period presented.

As described in Note 4, on September 1, 2003, we sold the assets of MediaTel Corporation (“MediaTel”), our wholly owned subsidiary which operated the MediaLinq business. As such, in accordance with generally accepted accounting principles, results of operations have been classified to reflect MediaTel’s operating results, net of income taxes, as discontinued operations.

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

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

We have a $1.0 million irrevocable standby letter of credit. We have collateralized the letter of credit with a $1.0 million restricted certificate of deposit, which secures our corporate headquarters lease, which is included in restricted cash at December 31, 2005 and December 31, 2004.

Investments

We classify our short-term and long-term investments as “available-for-sale.” Our portfolio consists primarily of money market funds, adjustable rate mortgage-backed securities, municipal and U.S. government agency-backed securities and is recorded at fair market value. We determine the fair value of our investments based on quoted market prices. Investments with expected maturities of one year or less are classified as short-term. We recognize realized gains and losses upon sale of investments using the specific identification method. We believe that the expected lives of our mortgage-backed securities investments are much shorter than the stated maturities due to mortgage refinances and sales of homes. Accordingly, we have estimated the portion of the mortgages likely to be prepaid within one year based on historical prepayment data, current interest rates and other economic factors, and classified a portion of these investments as short-term. Unrealized gains and losses, net of any income tax effect, are recorded as a component of other comprehensive income. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income over the term of the investment.

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

A significant portion of our revenues are derived from sales in the United States. For the years ended December 31, 2005, 2004 and 2003, sales in the United States accounted for 74.2%, 74.9% and 77.5%, respectively, of net revenue. See Note 17 “Geographic Revenue, Long-Lived Assets and Significant Customers” for a breakdown of revenue by geographic region.

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

Equipment and Leasehold Improvements

Equipment and leasehold improvements and certain other long-lived assets are recorded at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives. Useful lives for equipment and leasehold improvements are based on our estimates of the period that the equipment or leasehold improvement will be used which typically range from two to five years. We periodically evaluate the recoverability of equipment and leasehold improvements and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

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

Fair Value of Financial Instruments

For certain financial instruments, including accounts receivable, accounts payable and accrued liabilities, recorded amounts approximate fair value due to the short maturities of these instruments. Short-term and long-term investments are recorded at fair value as the underlying securities are classified as available-for-sale and marked to market at each reporting period. The unrealized change in market value is recorded in other comprehensive income (loss), net of income taxes.

Foreign Currency

The financial statements of our wholly owned foreign subsidiaries have been translated to U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. Accordingly, all assets and liabilities of the subsidiaries are translated at year-end exchange rates and all revenue and expenses are translated at the average exchange rate for the period presented. Translation gains and losses are reported as other comprehensive income (loss) as a separate component of shareholders’ equity. In addition, we made a U.S. dollar denominated, long-term loan to one of our subsidiaries which is not intended to be repaid in the foreseeable future. The translation gains and losses recognized related to this loan are also recorded in other comprehensive income (loss) in the consolidated financial statements.

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. Gains and losses on those foreign currency transactions are included in other income (expense) for the period of exchange. Foreign currency transaction losses were $124,000 in 2005 and transactions gains were $13,000 in 2004 and $461,000 in 2003.

Segment Reporting

Historically, we classified our business into two major segments: software products and e-document services. In September 2003, we sold our e-document services operating segment (see Note 4). As a result of the sale, we now operate in only one operating segment.

Stock-Based Compensation

During the second quarter of 2001, we offered a limited non-compulsory exchange of employee stock options on a less than one-for-one basis. The exchange (which closed on July 10, 2001) resulted in the voluntary cancellation of employee stock options to purchase 3,135,720 shares of our common stock with varying exercise prices greater than $10.00 per share in exchange for 1,286,790 employee stock options with an exercise price of $2.11. The option exchange offer resulted in variable accounting treatment for a total of 1,993,250 options, representing the 1,286,790 new options granted in the exchange as well as all employee options modified during the year. Variable accounting treatment will result in charges or credits recorded to stock based compensation, depending on fluctuations in quoted prices for our common stock and the number of stock options subject to variable accounting, neither of which can be predicted. At December 31, 2005, 2004 and 2003, we had 120,347, 181,366 and 266,342 options outstanding, respectively, to purchase common stock subject to variable accounting. In 2005 and 2004 we recorded a total benefit to continuing operations for stock based compensation of $246,000 and $29,000, respectively. In 2003, we recorded a total charge for stock compensation of $3.1 million consisting of a charge to continuing operations of $2.3 million and a charge to discontinued operations of $863,000.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Allocation of this stock based compensation expense (benefit) to the operating categories is as follows:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Cost of revenue	$(12)	$(3)	$244
Research and development	(74)	(11)	519
Selling, general and administrative	(160)	(15)	1,506

Total expense (benefit)	(246)	(29)	2,269
Discontinued operations	—	—	863

Total stock based compensation expense (benefit)	$(246)	$(29)	$3,132

Options are generally granted at the market value of our common stock at the date of grant and generally vest over four years. We account for stock options under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost is recognized, if there is no difference between the exercise price and market value at the date of grant. Had compensation cost for stock option grants made in 2005, 2004 and 2003 been determined using the fair value method consistent with SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, our net income (loss) and net income (loss) per share would have been follows:

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except per share data)
Net income (loss), as reported	$(3,979)	$107	$12,533
Add: Stock-based compensation expense (benefit), as reported, net of income taxes	(150)	(18)	1,928
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of income taxes	(2,456)	(2,705)	(1,549)

Pro forma net income (loss)	$(6,585)	$(2,616)	$12,912

Net income (loss) per share:
Basic – as reported	$(0.14)	$0.00	$0.41
Basic – pro forma	$(0.23)	$(0.08)	$0.42
Diluted – as reported	$(0.14)	$0.00	$0.40
Diluted – pro forma	$(0.23)	$(0.08)	$0.41

On September 1, 2005, our Compensation Committee and Board of Directors approved the acceleration of vesting of certain unvested stock options granted to our employees and officers under our stock option plans that have an exercise price greater than $3.73 per share, the closing price of our common stock on September 1, 2005. Options held by non-employee directors were not included in the acceleration. Previously unvested options to purchase approximately 2.3 million shares of our common stock became immediately exercisable. The Board also imposed a holding period that will require all executive officers and certain other members of senior management to refrain from selling shares acquired upon the exercise of these options, other than shares needed to cover the exercise price and to satisfy withholding taxes and shares transferred by will or by the applicable laws of descent and distribution, until the date on which the exercise would have been permitted under the option’s original vesting terms.

The accelerated vesting will eliminate future compensation expenses that we would otherwise recognize in our financial statements with respect to these options upon implementation of SFAS No. 123R. In accordance with APB No. 25 and FASB Interpretation No. 44, no compensation expense was recorded within the financial statements as a result of this modification because the options had an intrinsic value of $0.00 on the date of the modification due to the exercise price being in excess of the current market price of the stock. However, in accordance with SFAS No. 123, we included the unamortized compensation expense of approximately $1.1 million (net of income tax) related to the accelerated options in our pro forma net loss and net loss per common share for the year ended December 31, 2005. Had the options not been accelerated, the unamortized fair value-based compensation expense for the options would have been recorded in future periods through 2009, under vesting schedules in place prior to the acceleration, which generally would have resulted in fair value-based compensation expenses net of income tax of $564,000 in 2006, $333,000 in 2007, $139,000 in 2008 and $35,000 in 2009, all without regard to the effect of forfeitures.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In calculating the pro forma compensation expense, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2005	2004	2003
Dividend yield	0.0%	0.0%	0.0%
Volatility	49.7%	47.2%	60.3%
Risk-free interest rate	3.71%	3.22%	2.40%
Expected life (in years)	3.1	3.0	3.3
Weighted average fair value of options granted	$1.50	$1.84	$1.95

All options were granted with an exercise price equal to the market value on the date of grant.

We have completed a preliminary evaluation of the impact of adopting SFAS No. 123(R) and estimate that it will result in share based payment expense in the range of approximately $95,000 to $120,000 for the quarter ending March 31, 2006 and in the range of approximately $640,000 to $710,000 for the year ending December 31, 2006. The actual effect of adopting SFAS No. 123(R) will be dependent on numerous factors including, but not limited to, actual option grant activity and timing, the valuation model chosen by us to value stock-based awards and the assumed award forfeiture rate.

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

We sell products through resellers, original equipment manufacturers (“OEM”s) and other channel partners, as well as directly to end-users. Generally our resellers do not stock product, and except for OEM sales described below, we recognize product revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. All software licenses are bundled with 30 days of telephone support. We consider revenue associated with this telephone support to be insignificant, and therefore, we recognize this revenue when the software is shipped and record an estimate for the related cost of the telephone support. Revenue from term software licenses is recognized over the term of the license, generally twelve months. Whenever a software license, hardware, installation and post-contract customer support or “PCS” elements are sold together, we allocate the total arrangement fee among each element based on its respective fair value, which is the price charged when that element is sold separately. The amount of revenue assigned to each element is impacted by our judgment as to whether an arrangement includes multiple elements and, if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. Changes to the elements in an arrangement and our ability to establish VSOE for those elements could affect the timing of revenue recognition for these items. Revenue for PCS is recognized on a straight-line basis over the service contract term, ranging from one to five years. PCS includes rights to unspecified upgrades and updates, when and if available, and bug fixes. Installation revenue is recognized when the product has been installed at the customer’s site and accepted by the customer. Recognition of revenue from software sold with installation services is recognized either when the software is shipped or when the installation services are completed, depending on our agreement with the customer and whether the installation services are integral to the functionality of the software. Revenue from perpetual software licenses is recognized when the software has been shipped, provided that collection for such revenue is deemed probable. For software sold to resellers in which we have granted exchange rights, we defer the revenue until the reseller sells the software through to end-users.

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

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In general, customers are granted a 30-day right of return for product sales. We reduce revenue recognized for estimated product returns at the time the related revenue is recorded. If we cannot reasonably estimate returns we defer the revenue until the return rights lapse. When customer acceptance provisions are present and we cannot reasonably estimate returns, we recognize revenue upon the earlier of customer acceptance or expiration of the acceptance period.

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

Advertising Costs

Advertising costs are charged to selling, general and administrative expense as incurred. Advertising expenses from continuing operations were $4.5 million, $5.1 million and $3.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. Advertising expenses for discontinued operations was $83,000 for 2003.

Income Taxes

We compute the provision for income taxes using the asset and liability method, under which deferred income taxes are recorded for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. These deferred taxes are measured using tax rates expected to be in effect when the temporary differences reverse. We will establish a valuation allowance to reduce deferred tax assets unless it is more likely than not that we will generate sufficient taxable income to allow for the realization of our deferred net tax assets.

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

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the computation of basic and diluted income (loss) per common share:

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except per share amounts)
Numerator:
Income (loss) from continuing operations	$(4,017)	$(540)	$6,218
Income from discontinued operations	38	647	6,315

Net income (loss)	$(3,979)	$107	$12,533

Denominator:
Weighted average shares outstanding – basic	28,907	31,346	30,849
Dilutive effect of common shares from stock options	—	—	694

Weighted average shares outstanding – diluted	28,907	31,346	31,543

Basic net income (loss) per share:
Income (loss) from continuing operations	$(0.14)	$(0.02)	$0.20
Income from discontinued operations	0.00	0.02	0.21

Basic net income (loss) per share	$(0.14)	$0.00	$0.41

Diluted net income (loss) per share:
Income (loss) from continuing operations	$(0.14)	$(0.02)	$0.20
Income from discontinued operations	0.00	0.02	0.20

Diluted net income (loss) per share	$(0.14)	$0.00	$0.40

For the years ended December 31, 2005 and 2004, we excluded 206,725 and 471,162 common stock equivalents, respectively, from the calculation of diluted net income (loss) per share because such securities were antidilutive in those periods due to the net losses from continuing operations. Additionally, employee stock options to purchase 4,320,126, 2,772,388 and 1,724,232 shares in the years ended December 31, 2005, 2004 and 2003, respectively, were outstanding, but were not included in the computation of diluted income (loss) per share because the exercise price of the stock options was greater than the average share price of the common shares and, therefore, the effect would have been antidilutive.

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net income. Our other comprehensive income is comprised of foreign currency translation adjustments from our subsidiaries not using the U.S. dollar as their functional currency and unrealized gains and losses, net of tax, on marketable securities categorized as available-for-sale.

The components of accumulated other comprehensive income were as follows (in thousands):

	December 31,
	2005	2004
Accumulated net unrealized loss on available-for-sale investments, net of income tax benefit of $73 and $111	$(118)	$(181)
Accumulated foreign currency translation	969	929

Total accumulated other comprehensive income	851	748

2. New Accounting Pronouncements

In November 2005, the FASB issued FASB Staff Position No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“FSP No. 115-1”). FSP No. 115-1 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and includes guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. FSP No. 115-1 also requires an other-than-temporary impairment of debt and equity securities to be written down to its impaired value, which becomes the new cost basis. FSP FAS No. 115-1 is effective for fiscal years beginning after December 15, 2005. We will continue to evaluate the application of FSP No. 115-1; however, we do not believe adoption will have a material effect on our financial position, results of operations or cash flows.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In November 2005, the FASB issued final FASB Staff Position FAS Statement No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP No. 123 R-3”). FSP No. 123 R-3 provides an alternative method of calculating excess tax benefits (the Additional Paid in Capital (“APIC”) pool) from the method defined in SFAS No. 123R. A one-time election to adopt the transition method in FSP No. 123 R-3 is available to those entities adopting SFAS No. 123(R) using either the modified retrospective or modified prospective method. Up to one year from the initial adoption of SFAS No. 123(R) or effective date of FSP No. 123 R-3 is provided to make this one-time election. We have completed a preliminary evaluation of the impact of adopting SFAS No. 123(R) and estimate that it will result in share based payment expense in the range of approximately $95,000 to $120,000 for the quarter ending March 31, 2006 and $640,000 to $710,000 for the year ending December 31, 2006. The actual effect of adopting SFAS No. 123(R) will be dependent on numerous factors including, but not limited to, actual option grant activity and timing, the valuation model chosen by us to value stock-based awards and the assumed award forfeiture rate.

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

On April 14, 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a new rule that amends the effective dates for Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment.” Under SFAS No. 123R, public registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The SEC’s new rule allows companies to implement SFAS No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. For calendar year-end companies this means that SFAS No. 123(R) compliance will be required no later than the first quarter of 2006. The SEC’s new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard. We are currently evaluating option valuation methodologies and assumptions in light of this new statement. See Note 1 for expected impact.

3. Businesses Acquired

On October 28, 2004, we acquired Information Management Research, Inc. (“IMR”), an Englewood, Colorado company. IMR’s Alchemy product line (now marketed as Captaris Document Management), which helps organizations capture, archive and retrieve business information enables us to provide complete solutions for business information delivery to our worldwide enterprise customers. Under the terms of the acquisition agreement, we acquired IMR for a total of $31.9 million. We paid $26.4 million in cash, including transaction costs of approximately $1.2 million and assumed liabilities of $5.6 million, net of cash acquired of $142,000. The assumed liabilities include $3.1 million of deferred tax liabilities related to purchased intangibles not deductible for tax purposes, deferred revenue of $1.2 million and accounts payable and other accrued liabilities of $1.3 million. The acquisition of IMR has been accounted for as a purchase. On the acquisition date, $5.0 million of the purchase price was deposited in a third-party escrow account for two years as security for certain post-closing obligations of the IMR shareholders, including indemnification obligations. In connection with the acquisition we adopted a plan to consolidate all IMR finance and administrative functions to our Bellevue headquarters. As such, as part of the purchase price allocation, in the fourth quarter of 2004, we recorded a liability of $116,000 for severance expenses related to the involuntary termination of fourteen employees.

In accordance with SFAS No. 141, Business Combinations, all identifiable assets and liabilities were assigned a portion of the cost of the acquisition based on their respective fair values. We engaged a valuation firm to provide an estimated fair value for all identifiable intangible assets including technology, trade name, distributor relationships and non-compete agreements, using a discounted cash flow model. The determination of fair value is a critical and complex consideration that involves significant assumptions and estimates. These assumptions and estimates were based on our best judgments and resulted in the allocation of purchase price for this acquisition as detailed below. The excess of the purchase price over the fair value of the assets acquired was allocated to goodwill. Our results of operations include IMR’s results of operations for the period from October 28, 2004 to December 31, 2005.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

IMR Purchase Price Allocation:

(in thousands)
Acquired technology	$5,600
Trade name	100
Distributor relationships	2,800
Non-compete agreements	400

Total identified amortizable intangible assets	8,900
Goodwill	15,958
Other assets acquired	7,090

Total purchase price	$31,948

All identified amortizable intangible assets will be amortized on a straight-line basis over their estimated useful lives, ranging from one to five years. The weighted-average useful life of these assets is approximately 4.0 years. We will recognize amortization expense for these intangible assets of approximately $2.2 million in 2006, $1.5 million in 2007, $1.1 million in 2008 and $933,000 in 2009. The $16.0 million allocated to goodwill is not deductible for tax purposes. Other assets acquired include $4.7 million of deferred tax assets, $1.3 million of accounts receivable, $554,000 of fixed assets and $493,000 of other assets. During 2005, additional expenses related to the acquisition and adjustments related to the acquired assets were incurred and a reduction in goodwill of $29,000 was recorded for the post-closing adjustments discussed above.

On September 30, 2003, we acquired Teamplate, Inc. (“Teamplate”), an Alberta, Canada corporation. Teamplate’s product is a business process automation product built on the Microsoft.NET framework for Web services. Teamplate’s technology extends our business information delivery solutions with streamlined enterprise application integration, rapid solution deployment, sophisticated business rules processing and integrated process monitoring and metrics. Our results of operations include Teamplate’s results of operations for the twelve months ended December 31, 2005 and 2004 and the three months ended December 31, 2003.

Under the terms of the agreement, we acquired all of the stock of Teamplate for $8.1 million in cash, issued 574,727 shares of Captaris redeemable common stock valued at approximately $3.0 million that were issued on October 3, 2003 (Note 11) and assumed liabilities of approximately $837,000, all resulting in an aggregate purchase price of $12.4 million, including transaction costs of approximately $325,000. Pursuant to the terms of the agreement, we deposited $250,000 in escrow as security for post closing adjustments related to working capital at September 30, 2003, the payment of a certain liability and the ultimate collection of certain accounts receivable. As of June 30, 2004, each of these adjustments was resolved and accordingly, we recorded additional goodwill relating to an additional payment of $68,000 to the original investors of Teamplate and a $70,000 purchase price adjustment. The $250,000 escrow balance was returned to us in September 2004.

The redeemable common stock issued in connection with this acquisition was held in a third-party escrow account for one year as security for certain post closing obligations of the Teamplate shareholders, including indemnification provisions whereby the Teamplate shareholders agreed to indemnify us against claims resulting from various representations and warranties made by the former Teamplate shareholders. In addition, we agreed to indemnify the Teamplate shareholders against claims resulting from various representations and warranties made by us. At December 31, 2005, there have been no indemnification claims made and the shares have been released from escrow.

As part of the effort to retain the management team of Teamplate, we offered an incentive plan that allows the Teamplate management team to earn a minimum of $2.8 million up to a maximum of $8.3 million over the thirteen quarter period following the completion of the acquisition in September 2003, subject to their continued employment and our success in achieving certain performance targets. In November 2005, we announced a reduction in staff, which included certain founders of Teamplate and triggered the acceleration of our remaining minimum incentive plan obligation. We recorded a charge of approximately $2.1 million for the year ended December 31, 2005 related to this incentive program and $654,000 and $300,000 for the years ended December 31, 2004 and 2003, respectively.

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

All identified amortizable intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from fifteen months to seven years. The weighted-average useful life of these assets is approximately 6.5 years. We will recognize amortization expense for these intangible assets of approximately $683,000 during each of the years ending December 31, 2006 through December 31, 2009 and $513,000 in 2010. All of the $6.8 million allocated to goodwill was assigned to the fax and messaging reporting unit and is expected to be deductible for tax purposes.

4. Discontinued Operations

On September 15, 2003, Captaris and our wholly owned subsidiary, MediaTel Corporation (Delaware) (“MediaTel”), entered into an asset purchase agreement, effective as of September 1, 2003, to sell the assets of MediaTel to PTEK Holdings, Inc. (“PTEK”) and its wholly owned subsidiary, Xpedite Systems, Inc. (“Xpedite”). MediaTel provided outsourced e-document delivery services. Under the terms of the agreement, Xpedite paid us $14.9 million in cash and assumed certain liabilities. In June 2004, Xpedite paid us $232,000 of additional proceeds, net of income taxes of $152,000, in connection with a post-closing net working capital adjustment as prescribed in the asset purchase agreement. We are contingently obligated to indemnify Xpedite against claims resulting from various representations and warranties made by us. Concurrent with the sale transaction, we also entered into license and reseller agreements with Xpedite pursuant to which we will license our fax-to-mail technology to Xpedite in return for minimum compensation of $2.0 million over a three year period, and both parties agreed to cooperate in providing mutual resale opportunities for each other’s products and services. In 2004, we recognized $250,000 of revenue in connection with these agreements. We did not record any revenue in 2005 relating to the license agreement due to a dispute with Xpedite relating to the outstanding minimum licenses fee. In February 2006, we resolved the dispute regarding the revenue relating to 2005 and stipulated to entry of judgment in favor of Captaris on all claims. As a result, in the first quarter of 2006, we expect to record an additional $750,000 of revenue related to the 2005 commitment and in the third quarter of 2006 we expect to record another $1.0 million of revenue in accordance with the license agreement.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the year ended December 31, 2004, we recognized additional gain on the sale of MediaTel assets which consisted of additional proceeds of $232,000, net of income taxes; a federal income tax refund of $483,000, including associated interest income, less professional fees, both net of income taxes; and legal fees incurred in defense of various legal proceedings (see Note 18) of $68,000, net of expected insurance reimbursements, both net of income taxes. For the year ended December 31, 2003, we recognized a gain on the sale of the assets of MediaTel of approximately $5.8 million, net of income taxes of $3.8 million. In accordance with generally accepted accounting principles, MediaTel’s results of operations, net of income taxes, for the year ended December 31, 2003 has been reclassified to discontinued operations.

Components of MediaTel’s operations reflected in the consolidated statements of operations as discontinued operations are as follows:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Revenue	$—	$—	$15,812

Income from operations, before income tax	$—	$—	$781

5. Sale of Discontinued CallXpress Product Line

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

Concurrent with the transaction, we entered into an earn-out agreement with AVST which entitled us to receive additional payments of up to $1.0 million per year for each of the three years following the sale, depending on AVST’s success in achieving certain revenue targets. This gain will be classified on our income statements as a reduction to operating expenses in each of the years received. On March 2, 2005, we received a report from AVST, and payment of $1.0 million, confirming achievement of the revenue target for 2004. This payment was recognized as an additional gain on the sale of the CallXpress product line and was classified on our income statement within operating expenses in the first quarter of 2005. In February of 2006 we received notification confirming that AVST had achieved their revenue target for 2005. We received a payment of $1.0 million in March of 2006 and accordingly, in the first quarter of 2006, we recorded an additional gain on the sale of the CallXpress product line within operating expenses.

Components of the CallXpress product line reflected in our consolidated statements of operations are detailed below. Certain components of operating expenses directly attributable to the CallXpress product line could not be separated from other product lines. Only direct revenue and cost of revenue directly attributable to the CallXpress product line are detailed below:

	Year ended December 31,
	2005	2004	2003
	(in thousands)
Revenue	$—	$—	$6,876

Cost of revenue*	$—	$—	$1,885

*	Certain components of cost of revenue directly attributable to the CallXpress product line could not be separated from other product lines and are not included in these amounts.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Investments

As of December 31, 2005 and 2004, our available-for-sale investments consisted of the following (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
2005
Classified as current assets:
Municipal bonds	14,912	—	(162)	14,750
U.S. Agency adjustable rate mortgages	1,047	1	(13)	1,035
Small Business Administration Pools	57	3	—	60
Other government agency issues	1,660	1	—	1,661

Total	$17,676	$5	$(175)	$17,506

Classified as long-term assets:
Municipal bonds	$25,950	$—	$(7)	$25,943
U.S. Agency adjustable rate mortgages	1,580	1	(20)	1,561
Small Business Administration Pools	92	5	—	97

Total	$27,622	$6	$(27)	$27,601

Total investments	$45,298	$11	$(202)	$45,107

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
2004
Classified as current assets:
Certificates of deposit	$3,036	$—	$(3)	$3,033
Municipal bonds	5,738	—	(20)	5,718
U.S. Agency adjustable rate mortgages	1,132	1	(11)	1,122
Small Business Administration Pools	44	—	(1)	43
Other government agency issues	15,861	—	(52)	15,809

Total	$25,811	$1	$(87)	$25,725

Classified as long-term assets:
Municipal bonds	$20,780	$—	$(173)	$20,607
U.S. Agency adjustable rate mortgages	3,348	3	(34)	3,317
Small Business Administration Pools	129	—	(2)	127

Total	$24,257	$3	$(209)	$24,051

Total investments	$50,068	$4	$(296)	$49,776

We have estimated the portion of the mortgages likely to be prepaid within one year based on historical prepayment data, current interest rates and other economic factors, and classified a portion of these investments as short-term.

As of December 31, 2005, the contractual maturities of our investments in debt securities shown above were as follows:

		Estimated Fair Value
	Cost
Due within one year	$16,651	$16,490
Due within two years	2,759	2,753
Due greater than ten years	23,191	23,190
Mortgage backed securities	2,697	2,674

Total fair value of debt securities	$45,298	$45,107

Mortgage backed securities have expected maturities that will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In accordance with EITF No. 03-1, the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Municipal bonds	503	(4)	14,594	(165)	15,097	(169)
U.S. Agency adjustable rate mortgages	215	(3)	2,196	(30)	2,411	(33)

Total	$718	$(7)	$16,790	$(195)	$17,508	$(202)

Market values were determined for each of our 54 individual securities in the investment portfolio, of which 26 of our securities were in a loss position at December 31, 2005. Of the 26 securities in a loss position, 23 have been in a loss position longer than twelve months. The declines in value of these investments are primarily related to the increase in interest rates and are considered to be temporary in nature. See Note 1 for our policy on recording other-than-temporary declines in our investments. We recognize realized gains and losses upon sale of investments using the specific identification method. Realized gains (losses) were not significant in 2005, 2004 and 2003.

7. Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	December 31,
	2005	2004
	(in thousands)
Computers, software and other equipment	$13,242	$15,312
Leasehold improvements	2,085	1,705
Furniture and fixtures	1,824	2,350

Total equipment and leasehold improvements	17,151	19,367
Less accumulated depreciation	(10,951)	(12,199)

Equipment and leasehold improvements, net	$6,200	$7,168

Internally developed software capitalized in 2005 and 2004 was not material.

On November 3, 2005, we announced that we would record a non-cash impairment charge in the fourth quarter of 2005 of approximately $607,000, which included a $559,000 charge for impairment of application systems software projects that would not be pursued and $48,000 of assets, which were abandoned with an office consolidation. In the fourth quarter 2005, we recorded $607,000 of the impairment charge in selling, general and administrative expenses. We do not anticipate future cash expenditures in connection with this impairment.

8. Goodwill

There was no amortization of goodwill for the years 2005, 2004 and 2003 in accordance with SFAS No. 142. The following table provides information about activity in goodwill for the period from January 1, 2004 to December 31, 2005 (in thousands):

Goodwill, net, at January 1, 2004	$15,541
IMR acquisition	15,987
Axient additional purchase price	32
Teamplate additional purchase price	138
Foreign currency translation adjustment	538

Goodwill at December 31, 2004	$32,236
IMR acquisition purchase price adjustments	(29)
Foreign currency translation adjustment	106

Goodwill at December 31, 2005	$32,313

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Intangible and Other Assets

The following table presents details of the purchased intangible assets acquired during fiscal 2005 and 2004 (in thousands, except number of years):

	December 31, 2005				December 31, 2004
	Weighted- average amortization period (in years)	Gross carrying amount	Accumulated Amortization	Other intangible assets, net	Weighted- average amortization period (in years)	Gross Carrying amount	Accumulated amortization	Other intangible assets, net
Technology	5.8	$9,914	$(2,795)	$7,119	5.8	$9,914	$(1,049)	$8,865
Trade names/domain name	2.4	240	(198)	42	2.4	240	(148)	92
Customer relationships and marketing channels	3.1	3,269	(1,551)	1,718	3.1	3,269	(284)	2,985
Reseller agreements	7.0	311	(100)	211	7.0	311	(55)	256
License agreements	11.0	2,525	(1,849)	676	11.0	2,525	(1,615)	910
Covenants not to compete		400	(400)	—	1.0	400	(67)	333
Investment in AVST (Note 5)		1	—	1		1	—	1

Total		$16,660	$(6,893)	$9,767		$16,660	$(3,218)	$13,442

Intangible assets are being amortized using the straight-line method over their estimated useful life ranging from one to twelve years. Amortization expense for certain technology and license agreements recorded in cost of revenue was $1.9 million, $992,000 and $377,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Amortization expense for intangible assets recorded in operating expenses, excluding the technology and license agreements included within cost of revenues, was $1.7 million, $683,000 and $275,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for 2006 through 2010 is as follows: $3.2 million for 2006, $2.4 million in 2007, $1.9 million in 2008, $1.7 million in 2009, $602,000 in 2010 and $15,000 in 2011.

On October 28, 2004, we acquired $8.9 million of intangible assets in connection with the acquisition of IMR. On September 30, 2003, we acquired approximately $4.9 million of intangible assets in connection with the acquisition of Teamplate. See Note 3.

In connection with our decision to incorporate the mobility technology associated with the Infinite product line directly into our business information delivery products the intangible asset related to the “Infinite Technology” trade name became impaired and an impairment charge of approximately $488,000 was recorded in the fourth quarter of 2004 in selling, general and administrative expenses. In April 2002, we entered into a nonexclusive license agreement with AudioFax IP LLC, settling a patent infringement suit filed by AudioFax on November 30, 2001. The license fee was capitalized and is being amortized over the remaining life of the licensor’s patents. Included in total amortization expense recorded in cost of revenue discussed above, amortization expense related to this license was $90,000 for the years ended December 31, 2005, 2004 and 2003.

10. Line of Credit

We have a $1.0 million cash secured revolving line of credit which is reserved for letters of credit. As of December 31, 2005, we have utilized the letter of credit capacity in conjunction with our corporate headquarters lease. We have placed $1.0 million in a restricted certificate of deposit with the bank that supports the letter of credit. Prior to August 2004, we had a $4.0 million unsecured revolving line of credit, of which $2.0 million was for unsecured borrowings and $2.0 million was reserved for letters of credit. We did not borrow under our line of credit. The line of credit expired in August 2005, and we renewed $1.0 million of the line used to secure the corporate headquarters lease as discussed above.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

12. Shareholders’ Equity

Stock Option Plans

The 1989 Restated Option Plan

The Captaris 1989 Restated Stock Option Plan (the “1989 Plan”) provides for the issuance of incentive or non-statutory stock options to employees, directors, officers and other agents of the Company. Incentive stock options are granted at an exercise price of not less than the market value per share of the common stock on the date of grant and generally vest over four years. The exercise price for non-statutory stock options may be at the discretion of the Board of Directors; however, as of December 31, 2005, no stock options have been granted for less than market value on the date of grant and they generally vest over four years. The 1989 Plan was adopted and amended to replace several expired option plans. Options under the 1989 Plan have a term of one to ten years from the date of grant and vest at the rate of 25% after one year and 2.0833% per month thereafter. We have authorized 12,900,000 shares of common stock for issuance under the 1989 Plan.

The 2000 Non-Officer Employee Stock Compensation Plan

Under the 2000 Non-Officer Employee Stock Compensation Plan (the “2000 Plan”), we may issue non-qualified options to purchase common stock to employees and external consultants other than officers and directors. These options generally are granted at the fair market value of our common stock at the date of grant and generally vest over four years. Options under the 2000 Plan have a term of ten years from the date of grant and vest at the rate of 25% after one year and 2.0833% per month thereafter. We have authorized 5,000,000 shares of common stock for issuance under the 2000 Plan.

At December 31, 2005, we have the following number of common stock shares available for future grant under our stock option plans:

1989 Plan	3,807,974
2000 Plan	1,117,096

Total	4,925,070

A summary of the status of our stock option plans at December 31, 2005, 2004 and 2003, and the changes during the years then ended, is presented in the following table:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	5,293,055	$5.17	4,586,424	$5.23	6,775,594	$4.82
Granted	1,315,091	3.97	1,434,910	5.21	1,723,493	5.21
Exercised	(200,793)	2.86	(314,670)	3.25	(2,121,158)	2.89
Canceled	(522,585)	4.97	(413,609)	7.42	(1,791,505)	6.47

Outstanding at end of period	5,884,768	5.00	5,293,055	5.17	4,586,424	5.23

Exercisable at end of period	5,233,479	5.19	2,541,823	5.40	2,064,088	5.94

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Information relating to stock options outstanding and stock options exercisable at December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.00—$2.50	331,339	5.1	$2.12	310,237	$2.14
$2.51—$3.20	434,671	6.8	2.99	254,573	2.91
$3.21—$4.00	765,375	7.8	3.62	358,654	3.59
$4.01—$5.00	1,320,094	8.5	4.30	1,276,726	4.31
$5.01—$5.70	1,069,689	8.4	5.44	1,069,689	5.44
$5.71—$5.92	761,883	8.3	5.91	761,883	5.91
$5.93—$6.20	762,000	4.9	5.94	762,000	5.94
$6.21—$10.00	309,472	2.2	7.10	309,472	7.10
$10.01—$15.00	103,915	3.4	12.32	103,915	12.32
$15.01—$28.13	26,330	4.1	25.14	26,330	25.14

	5,884,768	7.1	$5.00	5,233,479	$5.19

Share Repurchase Plan

Pursuant to a stock repurchase plan approved by our Board of Directors, we repurchased $4.9 million (1,285,778 shares), $13.5 million (2,649,098 shares) and $3.1 million (542,797 shares) of our common stock in 2005, 2004 and 2003, respectively. In January 2005, the Board of Directors approved an $11.0 million increase to its previously announced stock repurchase program. Including the increase, approximately $10.1 million remains available to repurchase shares at December 31, 2005. We may repurchase shares in the future subject to open trading windows, overall market conditions, stock prices and our cash position and requirements going forward. The repurchase program will continue until the earlier of (a) such time when the maximum dollar amount authorized has been utilized or (b) our Board of Directors elects to discontinue the repurchase program.

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

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. Commitments and Contingencies

Leases

We lease our office space and certain equipment under non-cancelable operating leases which expire on various dates between August 2006 and June 2010. We sublease a portion of our office space to third parties. Rent expense under the non-cancelable leases was $3.1 million, $2.7 million and $2.3 million in 2005, 2004 and 2003, respectively. Certain of our lease agreements provide for scheduled rent increases over the lease term. Minimum rental expenses are recognized on a straight-line basis over the term of the lease. Future minimum lease payments under non-cancelable operating leases and future rental income under non-cancelable subleases having initial or remaining lease terms in excess of one year at December 31, 2005 were as follows (in thousands):

	Future Lease Payments	Future Rental Income	Net
2006	$2,447	$(228)	$2,219
2007	1,623	—	1,623
2008	518	—	518
2009	232	—	232
2010 and thereafter	86	—	86

	$4,906	$(228)	$4,678

Purchase Commitments

We have certain future obligations to purchase telecommunication services and software licenses of $1.5 million in 2006, $925,000 in 2007 and $166,000 in 2008. We do not anticipate any losses resulting from these purchase commitments.

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

We periodically receive letters and other communications from third parties asserting patent rights and requesting royalty payments, among other remedies, and will probably receive additional claims in the future. Some of these claims are unresolved and continue to be outstanding, even after several years of intermittent communications. The ultimate outcome of any of these matters that continue to be outstanding or that may arise in the future cannot be determined, and there can be no assurance that the ultimate resolution of these matters will not have a material adverse effect on our results of operations, cash flows and financial condition.

Indemnifications

In the normal course of business to facilitate sales of our products, we indemnify customers, resellers, distributors, OEMs and other parties to other transactions with the Company, with respect to certain matters. We have agreed to hold the other party harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made by certain parties. We evaluate estimated losses for such indemnifications under SFAS No. 5, Accounting for Contingencies, as interpreted by FIN No. 45. We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. To date, we have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such indemnifications in our financial statements. See Note 18.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. Restructuring Charges, Severance and Voluntary Layoff Program

On November 3, 2005, we announced corporate changes intended to improve the efficiency and cost structure of the business. These changes included a reduction in our workforce, the consolidation of office facilities, which included the impairment of furniture and equipment in those office facilities. The workforce reduction included certain founders of Teamplate, who joined the Company when we acquired Teamplate, Inc. in September 2003, and triggered the acceleration of the remaining Teamplate management incentive plan obligation associated with the acquisition. We recorded a charge of approximately $1.8 million in the fourth quarter of 2005 related to this reorganization, of which approximately $1.6 million was a cash expenditure in that quarter. The charge was comprised of approximately $1.6 million of severance and incentive plan payments for the workforce reduction, including $1.2 million for the Teamplate incentive pay obligation, and approximately $147,000 for the consolidation of office facilities. We recorded approximately $1.3 million in selling, general and administrative expenses and $487,000 in research and development expenses.

In September 2003, we recorded a charge of approximately $624,000 in selling, general and administrative expenses for severance expenses unrelated to a restructuring charge and for voluntary layoff. These costs were paid as of December 31, 2003.

In September 2003, in conjunction with the sale of our CallXpress product line, we recorded a restructuring charge of approximately $423,000 for severance and related benefits for terminated employees associated with CallXpress. Restructuring charges were recorded separately on the statement of operations. All of these expenses were paid as of December 31, 2003.

16. Income Taxes

Income (loss) from continuing operations before income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
U.S.	$(6,027)	$(2,031)	$10,247
Foreign	(1,309)	(1,172)	(349)

Income (loss) from continuing operations before income tax expense (benefit)	$(7,336)	$(3,203)	$9,898

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

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The items accounting for the difference between income taxes computed at the U.S. statutory rate and the effective tax rate consisted of the following:

	Year Ended December 31,
	2005		2004		2003
	Amount	%	Amount	Tax Rate	Amount	%
	(in thousands)
Income tax expense (benefit) at statutory rate	$(2,568)	35.0%	$(1,121)	35.0%	$3,464	35.0%
Nondeductible goodwill amortization and merger costs	—	—	—	—	8	0.1
Nontaxable interest income	(301)	4.1	(187)	5.8	(14)	(0.1)
State income taxes and other	(173)	2.4	90	(2.8)	222	2.2
Income tax contingency	(405)	5.5	(1,413)	44.1	—	—
Other items	128	(1.8)	(32)	1.0	—	—

Income tax expense (benefit)	$(3,319)	45.2%	$(2,663)	83.1%	$3,680	37.2%

Income tax expense (benefit) and cash paid for income taxes are as follows:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Federal	$(2,454)	$(1,616)	$2,461
State and local	166	245	418
Foreign	23	99	324

Total current income taxes	(2,265)	(1,272)	3,203

Deferred – federal	(264)	(797)	814
Deferred - state and local	(335)	(202)	(247)
Deferred – foreign	(455)	(392)	(90)

Total deferred income taxes	(1,054)	(1,391)	477

Total income tax expense (benefit)	$(3,319)	$(2,663)	$3,680

Income taxes paid	$404	$3,192	$1,593

Income taxes refunded	$846	$2,805	$422

The current federal and state provisions do not reflect the tax savings resulting from deductions associated with our stock option plans. These savings were approximately $28,000, $400,000 and $720,000 in 2005, 2004 and 2003, respectively and were credited to additional paid in capital. The income tax benefits in 2005 and 2004 include the reversal of tax liabilities of approximately $523,000 and $1.4 million, respectively, primarily associated with the reversal of liabilities which management determined were no longer probable based on updated information surrounding the related tax return.

Income from discontinued operations before income tax expense (see Note 4) was $63,000, $147,000 and $10.4 million for the years ended December 31, 2005, 2004 and 2003, respectively, and was all derived in the U.S. The following table is a reconciliation from the U.S. statutory rate to the effective tax rate for discontinued operations:

	Year Ended December 31,
	2005		2004		2003
	Amount	%	Amount	%	Amount	%
	(in thousands)
Income tax expense at statutory rate	$22	35.0%	$51	35.0%	$3,656	35.0%
State income taxes and other	3	4.6	7	4.6	476	4.6
Income tax refund	—	—	(558)	(379.7)	—	—

Income tax expense (benefit)	$25	39.6%	$(500)	(340.1)%	$4,132	39.6%

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred taxes result from temporary differences relating to items that are expensed for financial reporting, but are not currently deductible for income tax purposes. Significant components of our deferred tax assets and deferred tax liabilities as of December 31, 2005 and 2004 are as follows:

	December 31,
	2005	2004
	(in thousands)
Deferred tax assets:
Accounts receivable allowances	$526	$515
Inventories	687	390
Property, plant and equipment	77	—
Accrued compensation, benefits and stock-based compensation	517	500
Amortization of intangibles	1,483	1,405
Deferred revenue	910	1,905
Other	333	447
Net operating losses	5,618	5,147

Total deferred tax assets	$10,151	$10,309
Income taxes receivable	1,753	—

Total deferred tax assets and income taxes receivable	$11,904	$10,309
Deferred tax liabilities:
Prepaid expenses	$(510)	$(296)
Capitalized software	(45)	(153)
Property, plant and equipment	—	(385)
Intangible assets not deductible for tax	(2,116)	(3,130)
Foreign translation adjustment	(129)	(162)
Other	(114)	—

Total deferred tax liabilities	(2,914)	(4,126)

Net deferred tax assets, net and income taxes receivable	$8,990	$6,183

At December 31, 2005, we have income taxes receivable of $1.7 million which consists of an expected refund from a current federal net operating loss carry back. Also at December 31, 2005, we have available unused net operating losses that may be applied against future taxable income of $22.2 million. These net operating losses consist of international losses of $2.9 million that do not expire, federal losses of $12.0 million that expire from 2019 to 2025, and state losses of $7.3 million which expire from 2006 to 2025. We believe that there is sufficient positive evidence to support our conclusion not to record a valuation allowance against these net operating losses. We believe that we will utilize the loss carry forwards in the future because we have had a history of pre-tax income and we are implementing plans to generate profits in our wholly owned foreign subsidiaries that we believe will enable us to utilize the unused international net operating losses in a timely manner. In addition, the Internal Revenue Code (“IRC”) Section 382 limitation for the acquired net operating loss of IMR of $12.0 million covers approximately five years of future operations, which is well within the statute of limitations for these losses.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17. Geographic Revenue, Long-Lived Assets and Significant Customers

We achieve broad U.S. market coverage for our products primarily through a nationwide network of computer-oriented value-added resellers. Information regarding our operations in different geographic areas is set forth below. Revenue and identifiable assets are reported based on the location of our customers.

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Revenue:
United States of America	$64,076	$58,414	$64,549
Canada	3,404	3,193	3,789
United Kingdom	1,823	1,763	2,531
Other	17,077	14,666	12,417

Total net revenue	$86,380	$78,036	$83,286

	December 31,
	2005	2004
	(in thousands)
Long-Lived Assets:
United States of America	$39,266	$43,895
Canada	7,575	7,446
Other	1,439	1,505

Total long-lived assets	$48,280	$52,846

Revenue from the acceleration of the OEM agreement with Cisco (Note 13) represented 14.3% of our net revenue for the year ended December 31, 2003. Other than Cisco in 2003, no single customer represented more than 10.0% of our net revenue for the years ended December 31, 2005, 2004 and 2003.

18. Legal Proceedings

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

Travel 100 Group, Inc. (“Travel 100”) filed three lawsuits in Circuit Court in Cook County, Illinois, one against Mediterranean Shipping Company (“Mediterranean”), the second against The Melrose Hotel Company (“Melrose”) and the third against Oceania Cruises (“Oceania”). On or about April 13, 2004, a fourth lawsuit was filed by another travel agent, Travel Travel Kirkwood, Inc. (“Kirkwood”), against Oceania Cruises. That case was subsequently removed to the U.S. District Court, Eastern District of Missouri. The Oceania case was dismissed without prejudice in March 2005. The parties entered into a cash settlement of the Kirkwood case, our portion of which was not material, and that case was dismissed with prejudice as to all parties on June 28, 2005.

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

On January 30, 2006, the court in Melrose preliminarily approved a settlement between the plaintiffs and Melrose. Under the settlement agreement, Melrose and its insurers will pay the plaintiff-class between $500,000 and $2.4 million depending on the resolution of certain issues between Melrose and its insurer St. Paul. Under the settlement, the plaintiff-class will release Captaris and MediaTel from any further litigation relating to Melrose facsimiles. However, Melrose retains it right to pursue its claims for contribution against Captaris and MediaTel. The potential liability of Captaris to Melrose would be the ultimate amount of the settlement paid to the settlement class, its attorneys and administrative costs. The settlement will not become final until several months after the preliminary approval.

Discovery is ongoing in the Mediterranean case. We expect discovery to close, for purposes of class certification, on March 31, 2006. A status conference is set for April 11, 2006, at which time we expect the Court to set a briefing schedule for class certification.

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

We intend to vigorously defend the Mediterranean case. We also intend to vigorously contest any liability in connection with the settlement of the Melrose case. However, litigation is subject to numerous uncertainties and we are unable to predict the ultimate outcome of any of these matters. Moreover, the amount of any potential liability in connection with these cases will depend, to a large extent, on whether a class is certified, and if one is certified, on what the scope of that class will be, neither of which can be predicted at this time. We have not recorded a liability related to these cases. However, there is no guarantee that we will not determine in the future that an accrual is required or that we will not be required to pay damages in respect of these cases in the future, either of which could materially and adversely affect our results of operations, cash flows and financial condition for the quarter or year in which any accrual is recorded or any damages are paid.

19. Allowances for Doubtful Accounts and Sales Returns

	Balance at beginning of year	Charged to costs and expenses	Deductions	Balance at end of year
	(in thousands)
Year ended December 31, 2005:
Allowance for doubtful accounts	$1,110	$572	$488	$1,194
Allowance for sales returns	277	1,189	1,291	175

Total	$1,387	$1,761	$1,779	$1,369

Year ended December 31, 2004:
Allowance for doubtful accounts	$1,335	$183	$408	$1,110
Allowance for sales returns	536	1,120	1,379	277

Total	$1,871	$1,303	$1,787	$1,387

Year ended December 31, 2003:
Allowance for doubtful accounts	$1,495	$1,134	$1,294	$1,335
Allowance for sales returns	1,178	564	1,206	536

Total	$2,673	$1,698	$2,500	$1,871

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

20. Employee Savings Plan

We offer a 401(k) plan to substantially all of our employees. Company matching contributions are determined annually and are at the discretion of the Board of Directors. During the years ended December 31, 2005, 2004 and 2003, employer-matching cash contributions totaled $266,000, $249,000 and $198,000, respectively.

21. Condensed Consolidated Quarterly Financial Data (unaudited)

	Quarter Ended
	March 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005	March 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
	(in thousands, except per share data)
Net revenue	$18,747	$21,215	$21,755	$24,663	$18,175	$18,191	$18,031	$23,639
Gross profit	12,411	14,494	15,142	17,396	12,007	12,087	11,487	15,370
Operating income (loss)	(3,158)	(2,426)	(2,236)	(427)	(302)	(537)	(829)	(2,482)
Other income, net	167	259	199	286	270	116	287	274
Income (loss) from continuing operations	(1,951)	(1,413)	(694)	41	(20)	(260)	(337)	77
Income (loss) from discontinued operations	6	24	5	3	—	204	403	40

Net income (loss)	$(1,945)	$(1,389)	$(689)	$44	$(20)	$(56)	$66	$117

Basic net income (loss) per common share:
Income (loss) from continuing operations	$(0.07)	$(0.05)	$(0.02)	$0.00	$(0.00)	$(0.01)	$(0.01)	$0.00
Income (loss) from discontinued operations	0.00	0.00	0.00	0.00	0.00	0.01	0.01	0.00

Basic net income (loss) per share	$(0.07)	$(0.05)	$(0.02)	$0.00	$(0.00)	$(0.00)	$0.00	$0.00

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$(0.07)	$(0.05)	$(0.02)	$0.00	$(0.00)	$(0.01)	$(0.01)	$0.00
Income (loss) from discontinued operations	0.00	0.00	0.00	0.00	0.00	0.01	0.01	0.00

Diluted net income (loss) per share	$(0.07)	$(0.05)	$(0.02)	$0.00	$(0.00)	$(0.00)	$0.00	$0.00

Weighted average shares used in the calculation of:
Basic net income (loss) per share	29,466	29,184	29,056	28,400	32,293	31,860	31,248	30,320
Diluted net income (loss) per share	29,466	29,184	29,056	28,557	32,293	31,860	31,248	30,662

CAPTARIS, INC.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on our evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2005.

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 and includes those policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements. All internal controls, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statements preparation and presentation.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment we concluded that, as of December 31, 2005, our internal control over financial reporting was effective.

Our independent registered public accounting firm has issued an attestation report on our management’s assessment of the Company’s internal control over financial reporting. This report appears on page 67.

Changes in Internal Control Over Financial Reporting

Material weaknesses in our internal control over financial reporting were identified and reported in Management’s Internal Control Report as part of our annual internal control assessment as of December 31, 2004 (the “2004 Report”). In addition to our December 31, 2004 assessment, we included in our 2004 Report our 2005 remediation plans in response to the identified material weaknesses. During the first, second and third quarters of 2005, we implemented new controls and procedures designed to remediate identified deficiencies in controls and we developed testing plans to evaluate the operating effectiveness of these controls. At September 30, 2005, we reported that we were continuing to take steps to remediate the material weaknesses identified at December 31, 2004, and to implement, test and remediate controls.

During the quarter ended December 31, 2005, we completed our remediation efforts and our testing of our internal control over financial reporting and made the following key changes to complete our remediation efforts:

1.	We updated our entity level business risk assessment, strengthening the monitoring component by assigning key senior management personnel to each category of risks and integrating our business risk assessment into our quarterly Disclosure Practices Committee process.

2.	We formalized our risk assessment for each major income statement and balance sheet account evaluating account activity, applicable controls and associated risk.

3.	We hired certain key positions in the Information Technology and Legal Departments and changed the organization reporting structure.

4.	We implemented additional automation in our financial and treasury processes to assist in producing timely and accurate financial reporting.

CAPTARIS, INC.

Our remediation efforts completed during 2005 in response to management’s assessment as of December 31, 2004 and to support management’s assessment as of December 31, 2005 resulted in changes and improvements in internal controls and procedures throughout the year which have been reported on a quarterly basis. The following is a summary of the remediation and improvements in internal control over financial reporting completed during 2005:

1.	Management has made changes within the organization in regards to entity wide controls and procedures, specifically a new program has been implemented during 2005 which emphasizes performance planning, communication plans, employee training, and expanded accountability for internal control across the organization to address previously identified deficiencies. These efforts include our completed assessment of Finance and IT personnel, completion of an entity level business risk assessment process and completion of certain financial automation projects that we believe provide more accurate and timely financial reporting. We have expanded and trained our accounting and financial reporting departments and believe we currently have an adequate number of personnel with sufficient technical knowledge for our business to produce timely and accurate financial reporting.

Changes have also been made to our organizational structure and personnel. During August 2005, we hired a Vice President of Information Technology. In addition, the Information Technology Department moved from the Operations area to the Finance and Administration area and reports to the Chief Financial Officer. As part of our ongoing monitoring and assessment, we continue to evaluate personnel within our information technology control environment to ensure our financial reporting and operating systems are adequately supported.

2.	We completed our entity level business risk assessment and presented the assessment to the Company’s Board of Directors. The financial reporting risks are one of the key areas of evaluation in the risk assessment. The ongoing risk assessment review process includes a quarterly review to ensure the identification of new and changing risks in a timely manner. We believe that our changes to personnel, including training to existing personnel, have also improved our ability to evaluate non-routine financial transactions and the impacts of operational changes in financial reporting.

3.	During 2005 we upgraded our financial system to the current version of the software, implemented Equity Edge for record keeping and reporting of our stock based compensation and implemented a more automated deferred revenue system. We have improved our general computer controls and procedures within our IT control environment to enhance the internal controls and procedures sufficient to support the financial reporting and operating systems within the Company. We believe that our current systems, when combined with surrounding controls, procedures and personnel, are sufficient to provide for accurate and timely financial reporting commensurate with the nature and complexity of our business.

4.	During 2005 we hired additional qualified accounting and financial reporting personnel and enacted programs to train existing personnel. We believe our current accounting and financial reporting department includes an adequate number of qualified personnel to ensure accurate and timely financial reporting. Additionally, for some non-routine transactions and complex tax issues, management engages third party technical experts on an ongoing basis. Management also uses the periodic assessment of our finance and accounting personnel to identify and plan for necessary technical training for key accounting personnel.

Management believes the above improvements in combination with our ongoing testing and evaluation supports our assessment of our internal control over financial reporting as of December 31, 2005.

CAPTARIS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Captaris, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that Captaris, Inc. and Subsidiaries (“the Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Captaris, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Captaris, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Captaris, Inc. as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and our report dated March 8, 2006 expressed an unqualified opinion thereon.

/s/ MOSS ADAMS, LLP
Seattle, Washington
March 8, 2006

ITEM 9B. Other Information

None.

CAPTARIS, INC.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the sections captioned “Election of Directors”, “Directors Continuing in Office”, “Board of Directors and Corporate Governance”, “Executive Officers” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in Captaris, Inc.’s proxy statement for our 2006 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2005.

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

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections captioned “Board of Directors and Corporate Governance” and “Executive Compensation” contained in Captaris, Inc.’s proxy statement for our 2006 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2005.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated by reference to the sections captioned “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” contained in Captaris, Inc.’s proxy statement for our 2006 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2005.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the section captioned “Certain Relationships and Related Party Transactions” contained in Captaris, Inc.’s proxy statement for our 2006 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2005.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the section captioned “Independent Registered Public Accounting Firm” contained in Captaris, Inc.’s proxy statement for our 2006 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2005.

CAPTARIS, INC.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this report

(1) Index to Consolidated Financial Statements

• Report of Independent Registered Public Accountants (Moss Adams, LLP.)	37
• Report of Independent Registered Public Accountants (Deloitte & Touche, LLP.)	37
• Consolidated Balance Sheets—December 31, 2005 and 2004	38
• Consolidated Statements of Operations—Years ended December 31, 2005, 2004 and 2003	39
• Consolidated Statements of Cash Flows—Years ended December 31, 2005, 2004 and 2003	40
• Consolidated Statements of Shareholders’ Equity—Years ended December 31, 2005, 2004 and 2003	41
• Notes to Consolidated Financial Statements	42

(2) Index to Financial Statement Schedules

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

(3) Exhibit Index

Exhibit No.	Exhibit Description
2.1	Asset Purchase Agreement, by and among Captaris, Inc., MediaTel Corporation (Delaware) and Xpedite Systems, Inc. dated September 15, 2003. (Previously filed with, and incorporated herein by reference to, Exhibit 2.1 to our Current Report on Form 8-K filed on September 17, 2003; File No. 0-25186.)

3.1	Restated Articles of Incorporation of Captaris, Inc. (Previously filed with, and incorporated herein by reference to, Exhibit 3.1 to our Registration Statement on Form S-1; File No. 333-85452.)

3.2	Designation of Rights and Preferences of Series A Participating Cumulative Preferred Stock. (Previously filed with, and incorporated by reference to, Exhibit 3.2 to our 2001 Annual Report on Form 10-K; File No. 0-25186.)

3.3	Amended and Restated Bylaws of Captaris, Inc. (Previously filed with, and incorporated by reference to, Exhibit 3.3 to our 2003 Annual Report on Form 10-K; File No. 0-25186.)

4.1	Rights Agreement, dated as of January 24, 2001, between Captaris, Inc. and Mellon Investor Services, LLC. (Previously filed with, and incorporated by reference to, Exhibit 4.1 to our Registration Statement on Form 8-A, filed on February 2, 2001; File No. 0-25186.)

10.1*	1994 Non-Employee Directors Stock Option Plan. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our Registration Statement on Form S-8; File No. 33-92438.)

10.2*	Captaris, Inc. Restated 1989 Stock Option Plan. (Previously filed with, and incorporated by reference to, Exhibit 10.2 to our Registration Statement on Form S-8; File No. 333-38570.)

10.3*	Form of Stock Option Grant Notice for Executive Officers and Directors under the 1989 Restated Stock Option Plan. (Previously filed with, and incorporated by reference to, Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005; File No. 0-25186.)

10.4*	Form of Amendment of Option Agreement. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our Current Report on Form 8-K filed on September 8, 2005; File No. 0-25186.)

10.5*	Captaris, Inc. 2006 Incentive Plan. (Filed herewith.)

10.6*	Captaris, Inc. Executive Severance Pay Plan. (Previously filed with, and incorporated by reference to, Exhibit 10.4 to our 2004 Annual Report on Form 10-K; File No. 0-25186.)

10.7*	Change in Control Agreement dated March 15, 2005, between Captaris, Inc. and David Anastasi. (Previously filed with, and incorporated by reference to, Exhibit 10.5 to our 2004 Annual Report on Form 10-K; File No. 0-25186.)

CAPTARIS, INC.

10.8*	Change in Control Agreement dated March 15, 2005, between Captaris, Inc. and Matthias M. Scheuing. (Previously filed with, and incorporated by reference to, Exhibit 10.6 to our 2004 Annual Report on Form 10-K; File No. 0-25186.)

10.9*	Change in Control Agreement dated March 15, 2005, between Captaris, Inc. and Peter Papano. (Previously filed with, and incorporated by reference to, Exhibit 10.7 to our 2004 Annual Report on Form 10-K; File No. 0-25186.)

10.10*	Nonqualified Stock Option Letter Agreement dated November 15, 2000, between Captaris, Inc. and David Anastasi. (Previously filed with, and incorporated by reference to, Exhibit 10.11 to our 2000 Annual Report on Form 10-K; File No. 0-25186.)

10.11*	Nonqualified Stock Option Letter Agreement dated October 22, 1997, between Captaris, Inc. and Max Anhoury. (Previously filed with, and incorporated by reference to, Exhibit 10.12 to our Registration Statement on Form S-8; File No. 333-42279.)

10.12*	Nonqualified Stock Option Letter Agreement dated October 22, 1997, between Captaris, Inc. and Lloyd Johnson. (Previously filed with, and incorporated by reference to, Exhibit 10.13 to our Registration Statement on Form S-8; File No. 333-42279.)

10.13*	Director Compensation Summary. (Filed herewith.)

10.14	Lease Agreement, dated August 15, 2002, between BTC Seattle LLC and Captaris, Inc. (Previously filed with, and incorporated by reference to, Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 0-25186.)

10.15*	Captaris, Inc. 2000 Non-Officer Employee Stock Compensation Plan. (Previously filed with, and incorporated by reference to, Exhibit 10.17 to our 2000 Annual Report on Form 10-K, File No. 0-25186.)

21.1	Subsidiaries of Captaris, Inc. (Filed herewith.)

23.1	Consent of Moss Adams LLP (Filed herewith.)

23.2	Consent of Deloitte and Touche LLP (Filed herewith.)

31.1	Rule 13a-14(a) Certification (Chief Executive Officer) (Filed herewith.)

31.2	Rule 13a-14(a) Certification (Chief Financial Officer) (Filed herewith.)

32.1	Section 1350 Certification (Chief Executive Officer) (Filed herewith.)

32.2	Section 1350 Certification (Chief Financial Officer) (Filed herewith.)

*	Management contract or compensatory plan or arrangement.

(b) Exhibits

The Exhibits required by this item are listed under Item 15 (a)(3) above.

CAPTARIS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bellevue, State of Washington, on the 9th day of March 2006.

CAPTARIS, INC.

By:	/s/ DAVID P. ANASTASI
David P. Anastasi President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated below on the 9th day of March 2006.

Signature	Title

/S/ DAVID P. ANASTASI David P. Anastasi	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ PETER PAPANO Peter Papano	Chief Financial Officer and Secretary (Principal Accounting Officer)

/S/ BRUCE L. CROCKETT Bruce L. Crockett	Chairman of the Board

/S/ JAMES S. CAMPBELL James S. Campbell	Director

/S/ ROBERT F. GILB Robert F. Gilb	Director

/S/ ROBERT L. LOVELY Robert L. Lovely	Director

/S/ DANIEL R. LYLE Daniel R. Lyle	Director

/S/ THOMAS M. MURNANE Thomas M. Murnane	Director

/s/ Mark E. Siefertson Mark E. Siefertson	Director

/S/ PATRICK J. SWANICK Patrick J. Swanick	Director