Form 10-Q
period 2006-03-31
CAPTARIS INC
filed 2006-05-05
CIK 931784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐            Accelerated filer    ☒            Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock as of May 2, 2006 was 28,280,988.

CAPTARIS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2006

CAPTARIS, INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” “seek,” “target” or the negative of these terms or other terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors that may cause our actual results to differ materially from any forward-looking statements. Factors that could affect Captaris’ actual results include, without limitation:

•	Quarterly and seasonal fluctuations in operating results, which may negatively impact the trading price of our common stock.

•	Our inability to obtain fax processing circuit boards, a key component of our Rightfax product, on acceptable terms, which may be affected by significant changes in technology, issues regarding quality performance, delays, interruptions or reductions in our supply, or unfavorable changes to price and delivery terms.

•	Our inability to maintain or expand our network of resellers, distributors and IT service providers.

•	Our inability to establish and maintain OEM and strategic relationships.

•	Our inability to compete successfully against current and future competitors.

•	Our inability to meet technology and customer demands in a rapidly changing industry.

•	Our inability to maintain and expand our international operations, which are subject to numerous risks, including, difficulty in adapting products to local languages and technologies, regulatory requirements, exchange rate fluctuations, restrictive governmental actions, import/export licensing requirements, limits on the repatriation of funds, longer receivables cycles, staffing/managing international operations, adverse tax consequences and changing local and international environments.

•	Our inability to integrate recent and future acquisitions.

•	Our inability to affect and forestall potential declines in the average sales prices on our products, which could cause our overall gross margins to decline.

•	Our inability to protect our proprietary rights or to operate without infringing the patents and proprietary rights of others.

•	Ongoing litigation matters and disputes, including litigation related to the Telephone Consumer Protection Act (as further described under “Legal Proceedings” in this report).

•	Our inability to protect against security breaches and exposure of confidential data, which if breached could subject us to litigation, liability and decreased market acceptance of our products.

•	Our inability to attract and retain qualified employees.

More information about factors that potentially could affect Captaris’ financial results is included under Item 1A “Risk Factors” in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance upon these forward-looking statements that speak only as to the date of this report. Except as required by law, Captaris undertakes no obligation to update any forward-looking or other statements in this report whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CAPTARIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$9,400	$6,420
Short-term investments, available-for-sale	16,720	17,506
Accounts receivable, less allowances of $1,362 and $1,369	14,273	18,776
Inventories	917	534
Prepaid expenses and other	2,224	1,759
Deferred tax assets and income tax receivable	3,470	4,141

Total current assets	47,004	49,136
Long-term investments, available-for-sale	29,561	27,601
Restricted cash	1,000	1,000
Long-term assets	298	337
Equipment and leasehold improvements, net	5,416	6,200
Intangible assets, net	8,932	9,767
Goodwill	32,371	32,313
Deferred tax assets, net	5,499	4,849

Total assets	$130,081	$131,203

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,367	$4,665
Accrued compensation and benefits	2,859	3,764
Other accrued liabilities	2,247	2,390
Income taxes payable	29	80
Deferred revenue	18,523	18,104

Total current liabilities	28,025	29,003

Accrued liabilities – noncurrent	289	317
Deferred revenue – noncurrent	4,135	4,104

Total liabilities	32,449	33,424

Commitments and contingencies (Note 5)
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 2,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 120,000 shares authorized; 28,281 and 28,367 outstanding, respectively	283	284
Additional paid-in capital	50,586	50,835
Retained earnings	45,890	45,809
Accumulated other comprehensive income	873	851

Total shareholders’ equity	97,632	97,779

Total liabilities and shareholders’ equity	$130,081	$131,203

See the accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended March 31,
	2006	2005
Net revenue:
Software revenue	$7,287	$6,729
Maintenance, support and services revenue	8,308	7,412
Hardware revenue	3,978	4,606

Net revenue	19,573	18,747
Cost of revenue	5,653	6,320

Gross profit	13,920	12,427
Operating expenses:
Research and development	3,169	3,344
Selling and marketing	7,297	7,814
General and administrative	4,308	4,973
Amortization of intangible assets	354	454
Gain on sale of discontinued product line CallXpress (Note 6)	(1,000)	(1,000)

Total operating expenses	14,128	15,585
Operating loss	(208)	(3,158)
Other income (expense):
Interest	472	255
Other, net	(22)	(88)

Other income, net	450	167
Income (loss) from continuing operations before income tax expense (benefit)	242	(2,991)
Income tax expense (benefit)	209	(1,040)

Income (loss) from continuing operations	33	(1,951)

Discontinued operations:
Gain on sale of MediaTel assets, net of income tax expense of $31 and $4, respectively	48	6

Income from discontinued operations, net of income tax expense	48	6

Net income (loss)	$81	$(1,945)

Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.00	$(0.07)
Income from discontinued operations	0.00	0.00

Net income (loss)	$0.00	$(0.07)

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.00	$(0.07)
Income from discontinued operations	0.00	0.00

Net income (loss)	$0.00	$(0.07)

Weighted average basic common shares	28,347	29,466
Weighted average diluted common shares	28,580	29,466

See the accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$81	$(1,945)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	847	880
Amortization	835	935
Stock-based compensation expense (benefit)	91	(195)
Provision for doubtful accounts	59	152
Loss on disposition of equipment	9	1
Changes in assets and liabilities:
Accounts receivable	4,453	2,730
Inventories	(382)	88
Prepaid expenses and other assets	(426)	(759)
Deferred income tax assets, net	254	(1,071)
Accounts payable	(298)	(2,040)
Accrued compensation and benefits	(907)	(1,022)
Other accrued liabilities	(169)	(112)
Income taxes payable and deferred tax liabilities	(339)	698
Deferred revenue	449	596

Net cash provided by (used in) operating activities	4,557	(1,064)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(66)	(760)
Purchase of investments	(9,787)	(11,508)
Purchase of businesses, net of cash acquired	—	(6)
Proceeds from sales and maturities of investments	8,632	10,719

Net cash used in investing activities	(1,221)	(1,555)

Cash flows from financing activities:
Proceeds from exercise of common stock options	328	64
Repurchase of common stock	(884)	—
Excess tax benefits from stock-based compensation	215	—

Net cash (used in) provided by financing activities	(341)	64

Net increase (decrease) in cash	2,995	(2,555)
Effect of exchange rate changes on cash	(15)	17
Cash and cash equivalents at beginning of period	6,420	7,563

Cash and cash equivalents at end of period	$9,400	$5,025

Supplemental disclosures:
Cash paid during the period for income taxes	$74	$54

See the accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity	Total Comprehensive Income
Balance at December 31, 2005	28,366,988	$284	$50,835	$851	$45,809	$97,779
Exercise of stock options	130,955	1	327	—	—	328	—
Repurchase of common stock	(216,955)	(2)	(882)	—	—	(884)	—
Stock-based compensation expense	—	—	91	—	—	91	—
Tax benefit from stock-based compensation	—	—	215	—	—	215	—
Unrealized gain on investments, net of income tax expense of $10	—	—	—	18	—	18	18
Foreign currency translation adjustment	—	—	—	4	—	4	4
Net income	—	—	—	—	81	81	81

Balance at March 31, 2006	28,280,988	$283	$50,586	$873	$45,890	$97,632	$103

See the accompanying notes to these consolidated financial statements.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of the Business and Summary of Significant Accounting Policies

The Business

We develop Business Information Delivery (“BID”) products and services that automate the information and document flow throughout the information lifecycle (capture, process, manage and delivery). With a suite of software and services, Captaris specializes in automating the slow and inefficient unstructured and paper-based document processes that are found in every organization.

Basis of Presentation and Preparation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2006, and December 31, 2005, and for the three months ended March 31, 2006 and 2005, have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted for interim financial information in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments and accruals, necessary for a fair presentation of our financial condition, results of operations and cash flows for the periods indicated.

Principles of Consolidation

The consolidated financial statements include the accounts of Captaris, Inc. and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior-period balances have been reclassified to conform to the current period presentation. These reclassifications had no impact on revenue, net income (loss), assets or liabilities in either period presented.

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

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

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

Stock-Based Compensation

Our stock option plans are long-term retention programs that are intended to enhance our long-term shareholder value by offering opportunities to both directors and officers, as well as selected persons to participate in our growth and success and to provide incentives and encourage retention.

The Captaris 1989 Restated Stock Option Plan (the “1989 Plan”) provides for the issuance of incentive or non-statutory stock options to employees, directors, officers and other agents of the Company. The options are generally granted at the market value of our common stock at the date of grant and generally vest over four years. They have a term of one to ten years from the date of grant and vest at the rate of 25% after one year and 2.0833% per month thereafter. We have authorized 12,900,000 shares of common stock for issuance under the 1989 Plan.

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

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

On January 1, 2006, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“SFAS No. 123R”), which requires us to recognize expense related to the fair value of our share-based compensation. Prior to January 1, 2006, we accounted for share-based compensation under the recognition and measurement provisions of Accounting Principle Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). In accordance with APB No. 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

We adopted SFAS No. 123R using the modified prospective transition method. Under this transition method, compensation cost recognized for the quarter ended March 31, 2006 includes: a) compensation cost for all share-based compensation granted prior to, but not vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and b) compensation cost for all share-based compensation granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

In accordance with the adoption of SFAS No. 123R, we chose the straight-line method for recognizing compensation expense. Previously under the disclosure-only provisions of SFAS No. 123, we used the accelerated method of expense recognition pursuant to FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN No. 28”). For all unvested options outstanding as of January 1, 2006, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized on an accelerated basis over the remaining vesting period. For share-based compensation granted subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, will be recognized on a straight-line basis over the vesting period.

See Note 3 for further information regarding our stock-based compensation assumptions and expenses, including the impact of adoption on our Condensed Consolidated Financial Statements and pro forma disclosures for prior periods as if we had recorded stock-based compensation expense.

Valuation of Acquired Businesses, Assets and Liabilities

Our business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. As of March 31, 2006 our goodwill and intangible assets, net of accumulated amortization, were $41.3 million. The determination of the fair value of such intangible assets and goodwill is a critical and complex consideration that involves significant assumptions and estimates. These assumptions and estimates are based on our best judgments and could materially affect our financial condition and results of operations.

Impairment of Goodwill

Our judgments regarding the existence of impairment indicators include our assessment of the impacts of legal factors; market and economic conditions; the results of our operational performance and strategic plans; competition and market share; and any potential for the sale or disposal of a significant portion of our principal operations. If we conclude that indicators of impairment exist, we then assess the fair value of goodwill. The valuation process provides an estimate of a fair value of goodwill using a discounted cash flow model and includes many assumptions and estimates. Once the valuation is determined, we will write-down goodwill to its determined fair value, if necessary. Any write-down could have a material adverse effect on our financial condition and results of operations. Goodwill is tested for impairment on an annual basis in the first quarter of the year, and on an interim basis in certain circumstances. We conducted our annual assessment during the first quarter of 2006 and determined our goodwill at March 31, 2006, was not impaired.

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

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

The following table sets forth the computation of basic and diluted income (loss) per common share:

	Quarter Ended March 31,
	2006	2005
	(in thousands, except per share data)
Numerator:
Income (loss) from continuing operations	$33	$(1,951)
Income from discontinued operations	48	6

Net income (loss)	$81	$(1,945)

Denominator:
Weighted average shares outstanding – basic	28,347	29,466
Dilutive effect of common shares from stock options	233	—

Weighted average shares outstanding – diluted	28,580	29,466

Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.00	$(0.07)
Income from discontinued operations	0.00	0.00

Net income (loss)	$0.00	$(0.07)

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.00	$(0.07)
Income from discontinued operations	0.00	0.00

Net income (loss)	$0.00	$(0.07)

For the quarter ended March 31, 2005, we excluded 327,082 common stock equivalents from the calculation of diluted loss per share because such securities were antidilutive in this period due to the net loss from continuing operations. Employee stock options to purchase 4,383,089 and 3,514,748 shares in the three months ended March 31, 2006 and 2005, respectively, were outstanding, but were not included in the computation of diluted income (loss) per share because the exercise price of the stock options was greater than the average share price of the common shares; therefore, the effect would have been antidilutive.

2. Segment Reporting

For segment reporting purposes, we operate in one segment. Our results of operations may fluctuate as a result of seasonal factors. Historically, our business experiences seasonality with a decline in revenue during the first quarter as compared to the prior year’s fourth quarter, building gradually during the second and third quarters, and ending with the fourth quarter as our largest quarter for revenue.

Revenue by geographic region, as determined by shipping destination, was as follows:

	Quarter Ended March 31,
	2006	2005
	(in thousands)
North America	$14,992	$14,423
Europe	2,509	2,001
Asia Pacific	1,023	1,233
Rest of world	1,049	1,090

Total net revenue	$19,573	$18,747

Revenue from Rest of World consists primarily of sales to the Middle East, Africa, India and countries in the Latin America region. Revenue from the United States was $14.3 million and $13.7 million for the three months ended March 31, 2006 and 2005, respectively.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

3. Stock-Based Compensation

On January 1, 2006, we adopted the provisions of SFAS No. 123R, which requires us to recognize expense related to the fair value of our share-based compensation. Prior to January 1, 2006, we accounted for share-based compensation under the recognition and measurement provisions of APB No. 25 and related Interpretations, as permitted by SFAS No. 123. We adopted SFAS No. 123R using the modified prospective transition method. Compensation cost recognized for the quarter ended March 31, 2006 includes: a) compensation cost for all share-based compensation granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and recognized using the accelerated method according to FIN No. 28; and b) compensation cost for all share-based compensation granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R, recognized using the straight-line attribution method.

The following table summarizes the allocation of stock-based compensation to our expense categories for the three month periods ended March 31, 2006 and 2005:

	Quarter Ended March 31,
	2006	2005
	(in thousands)
Cost of revenue	$—	$(16)
Research and development	11	(57)
Selling and marketing	20	(88)
General and administrative	60	(34)

Total stock compensation expense (benefit)	$91	$(195)

Stock-based compensation expense was $91,000 in the first quarter of 2006. In the first quarter of 2005, we recognized a benefit for fully vested variable stock options in accordance with APB No. 25. In accordance with the adoption of FASB No. 123R in 2006, we ceased recording variable stock compensation expense for these fully vested options. At March 31, 2006, total unrecognized compensation costs related to stock options was $249,000, net of estimated forfeitures. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately one year.

In determining the fair value of stock options granted during the three month periods ended March 31, 2006 and 2005, the following key assumptions were used in the Black-Scholes option pricing model:

	Quarter Ended March 31,
	2006	2005
Dividend yield	0.0%	0.0%
Risk-free interest rate	4.35%	4.03%
Expected volatility	53.9%	42.4%
Expected term	5.27	3.0

We have not declared or paid any dividends and do not currently expect to do so in the future. The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. Expected volatility is based on the annualized daily historical volatility plus implied volatility of our stock price, including consideration of the implied volatility and market prices of traded options for comparable entities within our industry. The expected term of options represents the period that our stock-based awards are expected to be outstanding and was determined based on historical weighted average holding periods and projected holding periods for the remaining unexercised shares. Consideration was given to the contractual terms of our stock-based awards, vesting schedules and expectations of future employee behavior.

Our stock price volatility and option lives involve management’s best estimates, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. SFAS No. 123R also requires that we recognize compensation expense for only the portion of options expected to vest. Therefore, we applied an estimated forfeiture rate that we derived from historical employee termination behavior. If the actual number of forfeitures differs from our estimates, additional adjustments to compensation expense may be required in future periods.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

The following table shows the pro forma effect on our net loss and net loss per share, had compensation expense been determined based on the fair value at the award grant date, in accordance with SFAS No. 123, for the quarter ended March 31, 2005.

Quarter Ended March 31, 2005
(in thousands, except per share data)

Net loss, as reported in prior periods (1)	$(1,945)
Add back:
Stock-based compensation (benefit) expense, as reported, net of tax of $68,	(127)

Net loss, excluding the effect of stock-based compensation expense	(2,072)
Stock-based compensation expense determined under fair value based method for all awards, net of tax of $239 (2)	350

Net income (loss), including the effect of stock-based compensation expense	$(2,422)

Basic and diluted net income (loss) per share, as reported in prior periods (1)	$(0.07)

Basic and diluted net income (loss) per share, including the effect of stock-based compensation expense (3)	$(0.08)

(1)	With the exception of a recognized benefit for fully vested variable stock options in accordance with APB No. 25, net loss and net loss per share prior to fiscal 2006 did not include stock-based compensation expense for employee stock options under SFAS No. 123 because we did not adopt the recognition provisions of SFAS No. 123.

(2)	Stock-based compensation expense prior to 2006 is calculated based on the pro forma application of SFAS No. 123.

(3)	Net income (loss) and net income (loss) per share prior to 2006 represents pro forma information based on SFAS No. 123.

On September 1, 2005, our Compensation Committee and Board of Directors approved the acceleration of vesting of certain unvested stock options granted to our employees and officers under our stock option plans that have an exercise price greater than $3.73 per share, the closing price of our common stock on September 1, 2005. There were 241 employees affected by this modification. Options held by non-employee directors were not included in the acceleration. Previously unvested options to purchase approximately 2.3 million shares of our common stock became immediately exercisable. The Board also imposed a holding period that requires all executive officers and certain other members of senior management to refrain from selling shares acquired upon the exercise of these options, other than shares needed to cover the exercise price and to satisfy withholding taxes and shares transferred by will or by the applicable laws of descent and distribution, until the date on which the exercise would have been permitted under the option’s original vesting terms.

The accelerated vesting eliminated future compensation expenses that we would otherwise recognize in our financial statements with respect to these options as a result of adopting SFAS No. 123R. In accordance with APB No. 25 and FASB Interpretation No. 44, no compensation expense was recorded within the financial statements as a result of this modification in 2005 because the options had an intrinsic value of $0.00 on the date of the modification due to the exercise price being in excess of the current market price of the stock. Had the options not been accelerated, the unamortized fair value-based compensation expense for these options at January 1, 2006, would have been recorded in 2006 through 2009, under vesting schedules in place prior to the acceleration, and would have been approximately $1.4 million, net of estimated forfeitures. Option expense recorded in the first quarter of 2006 would have increased by approximately $211,000 net of estimated forfeitures. At January 1, 2006 unamortized expense for unvested options was $267,000 net of estimated forfeitures. Total stock-based compensation expense recognized in the first quarter of 2006 was $91,000, of which $87,000 related to unvested options granted prior to January 1, 2006. Unamortized expense at March 31, 2006 was $249,000, net of estimated forfeitures, which will be recognized over a weighted average period of approximately one year.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

At March 31, 2006, we have the following number of common stock shares available for future grant under our stock option plans:

1989 Plan	3,839,039
2000 Plan	1,428,461

Total	5,267,500

A summary of the status of our stock option plans at March 31, 2006, and the changes during the quarter then ended, is presented in the following table:

	March 31, 2006 Shares	Weighted Average Exercise Price
Outstanding at beginning of period	5,884,768	$5.00
Granted	72,500	3.82
Exercised	(130,955)	2.51
Canceled	(414,930)	5.55

Outstanding at end of period	5,411,383	5.00

During the first quarter of 2006, we granted 72,500 options with a Black-Scholes value of $2.00 per share. In the first quarter of 2005, we granted 20,000 options with a Black-Scholes value of $1.68 per share. The intrinsic value of options exercised during the first quarter of 2006 and 2005 was $199,000 and $59,000, respectively.

Information relating to stock options outstanding and stock options exercisable at March 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.00—$ 3.19	646,847	6.1	$2.66	466,080	$2.51
$3.20—$ 3.65	562,069	7.1	3.57	328,002	3.58
$3.66—$ 4.03	283,300	9.2	3.79	28,300	3.74
$4.04—$ 4.10	777,368	8.4	4.10	751,500	4.10
$4.11—$ 5.08	617,526	7.9	4.80	617,526	4.80
$5.09—$ 5.44	14,655	4.5	5.31	14,655	5.31
$5.45—$ 5.52	604,808	8.2	5.52	604,808	5.52
$5.53—$ 5.92	744,658	8.1	5.82	744,658	5.82
$5.93—$ 5.94	750,000	4.6	5.94	750,000	5.94
$5.95—$28.13	410,152	2.2	9.57	410,152	9.57

	5,411,383	6.9	$5.00	4,715,681	$5.22

The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2006 and 2005, was $2.2 million and $1.6 million, respectively. The intrinsic value is calculated as the difference between the market value as of March 31, 2006 and the exercise price of the shares. The market value as of March 31, 2006 was $4.50, the average of the high and low stock price as reported by NASDAQ.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

During the second quarter of 2001, we offered a limited non-compulsory exchange of employee stock options on a less than one-for-one basis. The exchange (which closed on July 10, 2001) resulted in the voluntary cancellation of employee stock options to purchase 3,135,720 shares of our common stock with varying exercise prices greater than $10.00 per share in exchange for 1,286,790 employee stock options with an exercise price of $2.11. The option exchange offer resulted in variable accounting treatment for a total of 1,993,250 options, representing the 1,286,790 new options granted in the exchange as well as all employee options modified during the year. Variable accounting treatment results in charges or credits recorded to stock based compensation, depending on fluctuations in quoted prices for our common stock and the number of stock options subject to variable accounting, neither of which can be predicted. In the first quarter of 2005, we recognized a benefit for variable stock compensation of $195,000. As of January 1, 2006, charges or benefits related to these fully vested options subject to variable accounting ceased due to the adoption of SFAS No. 123R.

On April 3, 2006, we granted 918,633 options with a Black-Scholes value of $2.41 per share, which will result in stock-based compensation of $2.2 million to be amortized to operating expenses over a four year period.

4. Stock Repurchase Program

Pursuant to a stock repurchase plan approved by our Board of Directors, during the first quarter of 2006, we repurchased 216,955 of our common shares for $883,739. We did not repurchase any shares in the first quarter of 2005. At March 31, 2006, approximately $9.2 million was available under our repurchase program. In April 2006, the Board of Directors approved a $5.8 million increase to its previously announced stock repurchase program, bringing the total cash available for repurchase to approximately $15.0 million. We may repurchase shares in the future subject to open trading windows, overall market conditions, stock prices and our cash position and requirements going forward. The repurchase program will continue until the earlier of (a) such time when the maximum dollar amount authorized has been utilized or (b) our Board of Directors elects to discontinue the repurchase program.

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

6. Sale of CallXpress Product Line

In September of 2003, we sold our CallXpress product line to Applied Voice and Speech Technologies, Inc. (“AVST”). Concurrent with the transaction, we entered into an earn-out agreement with AVST which entitled us to receive additional payments of up to $1.0 million per year for each of the three years following the sale, depending on AVST’s success in achieving certain revenue targets. In March 2006 and in March 2005, we received cash payments of $1.0 million, confirming achievement of the revenue targets for 2005 and 2004. These cash receipts were classified on our income statement in operating expenses in the first quarters of 2006 and 2005.

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

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

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

On January 30, 2006, the court in Melrose preliminarily approved a settlement between the plaintiffs and Melrose. Under the settlement agreement, Melrose and its insurers will pay the plaintiff-class between $500,000 and $2.4 million depending on the resolution of certain issues between Melrose and its insurer St. Paul. Under the settlement, the plaintiff-class will release Captaris and MediaTel from any further litigation relating to Melrose facsimiles. However, Melrose retains it right to pursue its claims for contribution against Captaris and MediaTel. The potential liability of Captaris to Melrose would be the ultimate amount of the settlement paid to the settlement class, its attorneys and administrative costs. Class notice has been mailed and a final approval hearing is tentatively set for June 11, 2006.

In Mediterranean, class discovery closed on March 31, 2006. Defendants have filed a motion for summary judgment. No briefing schedule has been set on that motion, but we expect that the motion and possibly the issue of class certification will take place in mid-2006.

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

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

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

Our effective tax rates differ from the statutory rate primarily due to state income taxes, foreign income tax, tax exempt interest income and accruals for certain tax exposures discussed above. In the first quarter of 2006 and 2005, we recorded an income tax provision of $209,000 and an income tax benefit of $1,040,000, respectively, on income from continuing operations. For the quarter ended March 31, 2006, we recorded additional federal income tax expense of approximately $138,000 on state net operating loss carryforwards. Excluding this additional expense, we expect our effective tax rate for 2006 to be approximately 30%.

At March 31, 2006, we have available unused net operating losses that may be applied against future taxable income of approximately $26.2 million. These net operating losses consist of international losses of $3.2 million that do not expire, federal losses of $16.8 million that expire from 2019 up to 2026, and state losses of $6.2 million that expire from 2006 up to 2023. We believe that there is sufficient positive evidence to support our conclusion not to record a valuation allowance against these net operating losses. Management believes that we will utilize the loss carryforwards in the future because: (1) we have had a history of pre-tax income, (2) in 2003, we sold a product that generated losses, and (3) the IRC Section 382 limitation for the net operating loss carryforward of Information Management Research, Inc. of $12.5 million covers five years which is well within the statute of limitations for these losses.

CAPTARIS, INC.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this document and the 2005 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 9, 2006.

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” “seek,” “target” or the negative of these terms or other terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined at the beginning of this report under “Forward-Looking Statements” and in Item 1A of our most recent Annual Report on Form 10-K field with the Securities and Exchange Commission. These factors may cause our actual results to differ materially from any forward-looking statements. Except as required by law, we undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

We sell, promote and receive referrals for the use of our products primarily through an indirect channel of resellers and distributors, strategic license arrangements, OEMs and private label agreements, as well as through our enterprise sales team and national account managers that hold dedicated business relationships with assigned accounts on the Fortune 500 list. We believe the use of multiple distribution channels that access many of the same potential customers increases the likelihood that our products will be sold to a particular customer. OEM partners market and sell our products and services in conjunction with their own core products and service portfolios, adding more value to their customers with an integrated go-to-market approach. In some cases, these OEM agreements provide minimum revenue commitments.

Executive Summary

We derive net revenue primarily from licensing software as well as follow on sales of add-on software modules and the sale of maintenance and support agreements and professional services. Revenue for the quarter ended March 31, 2006 was $19.6 million, an increase of approximately 4.4% compared to revenue of $18.7 million in the quarter ended March 31, 2005. Software revenue was $7.3 million and increased approximately 8.3% over the prior year quarter. Included in software revenue was $750,000 received pursuant to a strategic license arrangement with Xpedite Systems, Inc. (“Xpedite”). This strategic license arrangement began in September 2003. In accordance with this arrangement, Xpedite agreed to pay a minimum of $2.0 million over a three year period for a license to use and resale our fax-to-mail technology. In September, 2004 we recognized $250,000 of revenue in connection with this arrangement. We did not record any revenue in 2005 relating to this arrangement due to a dispute with Xpedite. In February 2006, we resolved the dispute regarding the revenue for 2005 and stipulated to entry judgment in favor of Captaris on all claims. As a result, in the first quarter of 2006, we recorded $750,000 of revenue related to the 2005 commitment.

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Maintenance, support and services revenue increased approximately 12.1% in the first quarter of 2006 over the first quarter of 2005 and represented approximately 42.4% of total revenue for the quarter. The increase in maintenance, support and services revenue was primarily due to an increase in the volume of maintenance and support agreements sold. Hardware revenue decreased approximately 13.6% primarily due to several large transactions in the first quarter of 2005. Hardware revenue can vary from period to period depending on the mix of customers’ needs and the number of software licenses sold.

On a product line basis, revenue from our RightFax product line increased 3.9% in the first quarter of 2006 over the first quarter of 2005, primarily due to increased revenue from strategic license arrangements, including the $750,000 from Xpedite Systems. Our newer product lines, Workflow and Document Management, increased 7.4%, due to an increase in maintenance and support agreements sold.

We anticipate revenue will continue to grow modestly in subsequent quarters in 2006 due to the seasonality of our revenue over the course of the year, and grow modestly compared to 2005. A portion of revenue is derived from strategic license arrangements. This revenue is difficult to predict and has inherent fluctuations based on the partner’s own business cycle which may or may not correlate with our business cycle. We do not anticipate a large transaction from strategic license arrangements in the second quarter of 2006.

Our gross margins for the quarter ended March 31, 2006 increased to 71.1% compared to 66.3% for the quarter ended March 31, 2005, primarily due to a favorable product mix with a larger percentage of our revenue from software and maintenance, support and services revenue, and less revenue from hardware. Hardware revenue has a lower gross margin than software and maintenance and support revenue. In addition, revenue from our strategic license arrangements, which have a relatively high gross margin, also favorably impacted gross margin. We anticipate gross profit as a percentage of revenue for 2006 will modestly improve over 2005.

Income from continuing operations was $33,000 for the quarter ended March 31, 2006 compared to a loss of $2.0 million for the quarter ended March 31, 2005. The increase from the prior year period was primarily attributable to an increase in revenue and gross profit as well as a reduction in operating expenses. The reduction in operating expenses for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was due primarily to a reduction in staffing and related costs attributable to the fourth quarter 2005 reorganization of our workforce and related minimum incentive plan obligation for certain Teamplate founders. In addition, expenditures for third-party consultants and outside audit services associated with our financial and internal control audits, as well as marketing expenses decreased in the first quarter of 2006 compared to the first quarter of 2005.

On April 3, 2006, we granted 918,633 options with a Black-Scholes value of $2.41 per share, which will result in stock-based compensation of $2.2 million to be amortized to operating expenses over a four year period and be included within cost of revenue, research and development, selling and marketing and general and administrative.

Our principal sources of liquidity are our cash, cash equivalents, short-term investments available-for-sale and long-term investments available-for-sale. Our portfolio consists primarily of money market funds, adjustable rate mortgage-backed securities and municipal and U.S. government agency-backed securities. Consolidated cash, cash equivalents and investments at March 31, 2006 totaled $55.7 million, up $4.2 million from December 31, 2005. This increase was due primarily to net cash flow provided by operations and proceeds from the exercise of employee stock options; partially offset by the repurchase of our common stock and capital purchases.

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

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

On an ongoing basis, we evaluate our estimates used and judgements included in determination of our consolidated financial statements. We believe that the following accounting policies are critical to understanding our historical and future performance, as these policies may involve a higher degree of judgment and complexity than others. For a detailed discussion on the application of these and other accounting policies, see Note 1 in Notes to Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2006.

Our most critical accounting judgments and estimates relate to the following areas:

•	Revenue recognition;

•	Allowances for sales returns and doubtful accounts;

•	Stock-based compensation expense;

•	Accounting for income taxes;

•	Valuation of inventory at lower of cost or market value;

•	Valuation of acquired businesses, assets and liabilities;

•	Classification of investments and assessment of related unrealized losses;

•	Impairment of goodwill;

•	Impairment of equipment, leasehold improvements, long-lived assets and other intangible assets;

•	Useful lives of equipment, leasehold improvements and intangible assets; and

•	Contingencies.

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

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Stock-Based Compensation Expense. Our stock option plans are long-term retention programs that are intended to enhance our long-term shareholder value by offering opportunities to both directors and officers, as well as selected persons to participate in our growth and success and to provide incentives and encourage retention.

The Captaris 1989 Restated Stock Option Plan (the “1989 Plan”) provides for the issuance of incentive or non-statutory stock options to employees, directors, officers and other agents of the Company. The options are generally granted at the market value of our common stock at the date of grant and generally vest over four years. They have a term of one to ten years from the date of grant and vest at the rate of 25% after one year and 2.0833% per month thereafter. We have authorized 12,900,000 shares of common stock for issuance under the 1989 Plan.

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

On January 1, 2006, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“SFAS No. 123R”), which requires us to recognize expense related to the fair value of our share-based compensation. Prior to January 1, 2006, we accounted for share-based compensation under the recognition and measurement provisions of Accounting Principle Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). In accordance with APB No. 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant. See Note 3 to our Condensed Consolidated Financial Statements for further detail, including the impact of adoption of FASB 123R on our Condensed Consolidated Statements of Operations.

We adopted SFAS No. 123R using the modified prospective transition method. Under this transition method, compensation cost recognized for the quarter ended March 31, 2006 includes: a) compensation cost for all share-based compensation granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and b) compensation cost for all share-based compensation granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

In accordance with the adoption of SFAS No. 123R, we chose the straight-line method for recognizing compensation expense. Previously under the disclosure-only provisions of SFAS No. 123, we used the accelerated method of expense recognition pursuant to FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN No. 28”). For all unvested options outstanding as of January 1, 2006, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized on an accelerated basis over the remaining vesting period. For share-based compensation granted subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, will be recognized on a straight-line basis over the vesting period.

On September 1, 2005, our Compensation Committee and Board of Directors approved the acceleration of vesting of certain unvested stock options granted to our employees and officers under our stock option plans that have an exercise price greater than $3.73 per share, the closing price of our common stock on September 1, 2005. There were 241 employees affected by this modification. Options held by non-employee directors were not included in the acceleration. Previously unvested options to purchase approximately 2.3 million shares of our common stock became immediately exercisable. The Board also imposed a holding period that requires all executive officers and certain other members of senior management to refrain from selling shares acquired upon the exercise of these options, other than shares needed to cover the exercise price and to satisfy withholding taxes and shares transferred by will or by the applicable laws of descent and distribution, until the date on which the exercise would have been permitted under the option’s original vesting terms.

The accelerated vesting eliminated future compensation expenses that we would otherwise recognize in our financial statements with respect to these options as a result of adopting of SFAS No. 123R. In accordance with APB No. 25 and FASB Interpretation No. 44, no compensation expense was recorded within the financial statements as a result of this modification in 2005 because the options had an intrinsic value of $0.00 on the date of the modification due to the exercise price being in excess of the current market price of the stock. Had the options not been accelerated, the unamortized fair value-based compensation expense for these options at January 1, 2006 would have been recorded in 2006 through 2009, under vesting schedules in place prior to the acceleration, and would have been approximately $1.4 million, net of estimated forfeitures. Option expense recorded in the first quarter of 2006 would have increased by approximately $211,000 net of estimated forfeitures.

At January 1, 2006 unamortized expense for unvested options was $267,000 net of estimated forfeitures. The amount of stock-based compensation expense recognized in the first quarter of 2006 was $91,000, of which $87,000 related to options granted prior to January 1, 2006. Unamortized expense at March 31, 2006 was $249,000, net of estimated forfeitures, which will be recognized over a weighted average period of approximately one year.

During the second quarter of 2001, we offered a limited non-compulsory exchange of employee stock options on a less than one-for-one basis. The exchange (which closed on July 10, 2001) resulted in the voluntary cancellation of employee stock options to purchase 3,135,720 shares of our common stock with varying exercise prices greater than $10.00 per share in exchange for 1,286,790 employee stock options with an exercise price of $2.11. The option exchange offer resulted in variable accounting treatment for a total of 1,993,250 options, representing the 1,286,790 new options granted in the exchange as well as all employee options modified during the year. Variable accounting treatment results in charges or credits recorded to stock based compensation, depending on fluctuations in quoted prices for our common stock and the number of stock options subject to variable accounting, neither of which can be predicted. In the first quarter of 2005, we recognized a benefit for variable stock compensation of $195,000 which was recognized in the following expense categories: $16,000 in cost of revenue, $57,000 in research and development; $88,000 in selling and marketing, and $34,000 in general and administrative. As of January 1, 2006, charges or benefits related to these fully vested options subject to variable accounting ceased due to the adoption of SFAS No. 123R.

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

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

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

Valuation of acquired businesses, assets and liabilities. Our business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. As of March 31, 2006 our goodwill and intangible assets, net of accumulated amortization, were $41.3 million. The determination of the fair value of such intangible assets and goodwill is a critical and complex consideration that involves significant assumptions and estimates. These assumptions and estimates are based on our best judgments and could materially affect our financial condition and results of operations.

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

Impairment of goodwill. Our judgments regarding the existence of impairment indicators include our assessment of the impacts of legal factors; market and economic conditions; the results of our operational performance and strategic plans; competition and market share; and any potential for the sale or disposal of a significant portion of our principal operations. If we conclude that indicators of impairment exist, we then assess the fair value of goodwill. The valuation process provides an estimate of a fair value of goodwill using a discounted cash flow model and includes many assumptions and estimates. Once the valuation is determined, we will write-down goodwill to its determined fair value, if necessary. Any write-down could have a material adverse effect on our financial condition and results of operations. Goodwill is tested for impairment on an annual basis in the first quarter of the year, and on an interim basis in certain circumstances. We conducted our annual assessment during the first quarter of 2006 and determined our goodwill at March 31, 2006, was not impaired.

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

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

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

Results of Operations

Net Revenue

We derive net revenue primarily from licensing software as well as follow-on sales of add-on software modules and the sale of maintenance and support agreements and professional services. We continue to distribute fax boards with a significant number of our software product sales and we receive a margin significantly less than the margin on our software and maintenance and support agreements.

	Quarter Ended March 31,
	2006	% Change from 2005	2005
	(in thousands)
Software revenue	$7,287	8.3%	$6,729
Maintenance, support and services revenue	8,308	12.1%	7,412
Hardware revenue	3,978	(13.6%)	4,606

Net revenue	$19,573	4.4%	$18,747

Revenue for the quarter ended March 31, 2006 was $19.6 million, an increase of approximately 4.4% compared to revenue of $18.7 million in the quarter ended March 31, 2005. Software revenue was $7.3 million and increased approximately 8.3% over the prior year quarter. Included in software revenue was $750,000 received pursuant to a strategic license arrangement with Xpedite Systems, Inc. (“Xpedite”). This strategic license arrangement began in September 2003. In accordance with this arrangement, Xpedite agreed to pay a minimum of $2.0 million over a three year period for a license to use and resale our fax-to-mail technology. In September, 2004 we recognized $250,000 of revenue in connection with this arrangement. We did not record any revenue in 2005 relating to this arrangement due to a dispute with Xpedite. In February 2006, we resolved the dispute regarding the revenue for 2005 and stipulated to entry judgment in favor of Captaris on all claims. As a result, in the first quarter of 2006, we recorded $750,000 of revenue related to the 2005 commitment.

Maintenance, support and services revenue increased approximately 12.1% in the first quarter of 2006 over the first quarter of 2005 and represented approximately 42.4% of total revenue for the quarter. The increase in maintenance, support and services revenue was primarily due to an increase in the volume of maintenance and support agreements sold. Hardware revenue decreased approximately 13.6% primarily due to several large transactions in the first quarter of 2005. Hardware revenue can vary from period to period depending on the mix of customers’ needs and the number of software licenses sold.

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

	Quarter Ended March 31,
	2006	% Change from 2005	2005
	(in thousands)
RightFax revenue	16,518	3.9%	$15,903
Newer products revenue	3,055	7.4%	2,844

Net revenue	$19,573	4.4%	$18,747

On a product line basis, revenue from our RightFax product line increased 3.9% in the first quarter of 2006 over the first quarter of 2005, primarily due to increased revenue from strategic license arrangements, including the $750,000 from Xpedite discussed above. Our newer product lines, Workflow and Document Management, increased 7.4% due to an increase in maintenance and support agreements sold.

International revenue was approximately 23.4% of total revenue in first quarter of 2006, compared to 23.1% in the first quarter of 2005. Trends for revenue from international customers were generally consistent with the overall revenue trends for Captaris. International software revenue was 11.3% of total revenue, maintenance, support and services revenue was 7.1%, and hardware revenue was 5.0% of total revenue in the first quarter of 2006, compared to 11.7%, 5.6%, and 5.8% respectively, in the first quarter of 2005.

On a product line basis, international RightFax revenue was 16.9% of total revenue in the first quarter of 2006 compared to 18.1% for the first quarter of 2005.

We anticipate revenue will continue to grow modestly in subsequent quarters in 2006 due to the seasonality of our revenue over the course of the year, and grow modestly compared to 2005. A portion of revenue is derived from strategic license arrangements. This revenue is difficult to predict and has inherent fluctuations based on the partner’s own business cycle which may or may not correlate with our business cycle. We do not anticipate a large transaction from strategic license arrangements in the second quarter of 2006.

Gross Profit

Gross profit is calculated as the selling price of our products, net of estimated returns, less cost of revenue. Cost of revenue includes manufacturing and distribution costs for products and programs sold, royalties for licensed products, amortization of acquired technology, product warranty costs, operation costs related to product technical support and costs associated with the delivery of professional services.

	Quarter Ended March 31,
	2006	Change from 2005	2005
	(in thousands)
Gross profit	$13,920	12.0%	$12,427
Percentage of revenue	71.1%		66.3%

Our gross margins for the quarter ended March 31, 2006 increased over the quarter ended March 31, 2005, primarily due to a favorable product mix with a larger percentage of our revenue from software and maintenance, support and services and less revenue from hardware. Hardware revenue has a lower gross margin than software and maintenance, support and services revenue. In addition, revenue from our strategic partner relationships, which have a relatively high gross margin, also favorably impacted gross margin. We anticipate gross profit as a percentage of revenue for 2006 will modestly improve over 2005.

On April 3, 2006, we granted 33,250 options with a Black-Scholes value of $2.41 per share, which will result in stock-based compensation of $80,000 to be amortized to cost of revenue over a four year period.

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Research and Development

Research and development expenses consist of the salaries and related benefits for our product development personnel, prototype materials and expenses related to the development of new and improved products, facilities and depreciation expenses.

	Quarter Ended March 31,
	2006	Change from 2005	2005
	(in thousands)
Research and development	$3,169	(5.2%)	$3,344
Percentage of revenue	16.2%		17.8%

For the quarter ended March 31, 2006, research and development expenses decreased $175,000 compared to the quarter ended March 31, 2005, primarily due to a reduction in salary expenses of approximately $418,000 resulting from the fourth quarter 2005 reorganization of our workforce, which includes a reduction of $115,000 in expenses associated with the minimum incentive plan obligation for certain Teamplate founders that was discontinued after the fourth quarter of 2005. This reduction was partially offset by an increase in consulting fees of $157,000 relating to contracted research and development expenses, an increase of $68,000 from stock-based compensation expenses attributable to the adoption of SFAS No. 123R, compared to a benefit in the prior year quarter from variable stock-based compensation expense, and $18,000 of other expenses. We expect overall research and development expenses to be relatively consistent for the remainder of the year except for an increase in stock-based compensation due to the adoption of SFAS No. 123R, which requires recording in the financial statements non-cash compensation expense related to stock options.

On April 3, 2006, we granted 73,250 options with a Black-Scholes value of $2.41 per share, which will result in stock-based compensation of $176,000 to be amortized to research and development expenses over a four year period.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries and benefits, sales commissions, travel expenses and related facilities costs for our sales, business development, marketing and order management personnel. Selling expenses also include professional fees associated with partner development, as well as, costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs.

	Quarter Ended March 31,
	2006	Change from 2005	2005
	(in thousands)
Selling and marketing	$7,297	(6.6%)	$7,814
Percentage of revenue	37.2%		41.7%

The decrease of $517,000 or 6.6% in selling and marketing expenses in the quarter ended March 31, 2006, compared to the quarter ended March 31, 2005 was primarily attributable to a reduction of approximately $350,000 in marketing and other development programs, a reduction in expenses of $214,000 related to the minimum incentive plan obligation for certain Teamplate founders that was discontinued after the fourth quarter of 2005, and a reduction of $61,000 of other expenses. These decreases were partially offset by an increase of $108,000 from stock-based compensation expenses attributable to the adoption of SFAS No. 123R, compared to a benefit in the prior year quarter from variable stock-based compensation expense.

We expect selling and marketing expenses to increase the next three quarters due to increased commission expense, which is driven by an increase in expected revenue growth. In addition, we expect selling and marketing expenses in the second quarter of 2006 will increase an additional $500,000 to $600,000 as a result of our annual North American and International Partner Summits, held in April. During the next three quarters we will also experience an increase in stock-based compensation due to the adoption of SFAS No. 123R, which requires recording in the financial statements non-cash compensation expense related to stock options.

On April 3, 2006, we granted 222,500 options with a Black-Scholes value of $2.41 per share, which will result in stock-based compensation of $536,000 to be amortized to selling and marketing expenses over a four year period.

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

General and Administrative

General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities, and depreciation expenses.

	Quarter Ended March 31,
	2006	Change from 2005	2005
	(in thousands)
General and administrative	$4,308	(13.4%)	$4,973
Percentage of revenue	22.0%		26.5%

The $665,000 decrease in general and administrative expenses in the quarter ended March 31, 2006 compared to the same period last year was due primarily to a reduction of approximately $395,000 in third-party consultants and outside audit services associated with our internal control audits, a reduction of approximately $317,000 in expenses associated with our annual financial statement audit and tax related work, a reduction of $206,000 in salaries, benefits and occupancy expenses related to a reduced staffing level, and a $78,000 reduction in expenses for finance automation. These decreases were partially offset by an increase of approximately $195,000 of legal expenses, an increase of $94,000 from stock-based compensation expenses attributable to the adoption of SFAS No. 123R, compared to a benefit in the prior year quarter from variable stock-based compensation expense, and an increase of $42,000 of other expenses. We expect overall general and administrative expenses to modestly decline in the second quarter of 2006 due to the timing of audit expenses in the first quarter of 2006. In the third and fourth quarters, we expect a modest increase in general and administrative expenses as we continue to invest in automating our back office systems. During the next three quarters we will experience an increase in stock-based compensation due to the adoption of SFAS No. 123R, which requires recording in the financial statements non-cash compensation expense related to stock options.

On April 3, 2006, we granted 589,633 options with a Black-Scholes value of $2.41 per share, which will result in stock-based compensation of $1.4 million to be amortized to general and administrative expenses over a four year period.

Amortization of Intangible Assets

Amortization of intangible assets is a result of the acquisitions in the prior year of IMR, Teamplate and Infinite Technologies, in addition to amortization expense associated with two nonexclusive license agreements with Syntellect and AudioFax. Amortization expense for acquired core technology and license agreements is recorded in cost of revenue and was $481,000 for the quarters ended March 31, 2006 and 2005. Amortization expense recorded in operating expenses related to the acquisitions was $354,000 and $454,000 for the quarters ended March 31, 2006 and 2005, respectively. The decrease in amortization expense in the quarter ended 2006 compared to 2005 is due to certain intangible assets becoming fully amortized in 2005. We expect amortization expense for 2006 to continue to decrease slightly in 2006 from 2005 as certain intangible assets become fully amortized.

Sale of CallXpress Product Line

In September of 2003, we sold our CallXpress product line to Applied Voice and Speech Technologies, Inc. (“AVST”). Concurrent with the transaction, we entered into an earn-out agreement with AVST which entitled us to receive additional payments of up to $1.0 million per year for each of the three years following the sale, depending on AVST’s success in achieving certain revenue targets. In March 2006 and 2005, we received cash payments of $1.0 million, confirming achievement of the revenue target for 2005 and 2004. These cash receipts were classified on our income statement in operating expenses in the first quarters of 2006 and 2005.

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Other Income, Net

Other income, net, consists primarily of investment income and foreign currency transaction gains and losses. For the quarters ended March 31, 2006 and 2005, net other income was $450,000 and $167,000, respectively. The increase in net other income was primarily a result of an increase in interest income received from a strategic license arrangement transaction, as well as, a higher earned interest rate on our invested balances. Assuming interest rates remain constant and excluding the interest received from the strategic license arrangement transaction, we expect interest income to increase slightly in the next three quarters due to the higher interest rates on larger investment balances.

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

Our effective tax rates differ from the statutory rate primarily due to state income taxes, foreign income taxes, tax exempt interest income and accruals for certain tax exposures discussed above. We recorded income tax expense of $209,000 and an income tax benefit of $ 1.0 million in the quarters ended March 31, 2006 and 2005 respectively, on income and losses from continuing operations, respectively. For the quarter ended March 31, 2006, we recorded additional federal income tax expense of approximately $138,000 on state net operating loss carryforwards. Excluding this additional expense, we expect our effective tax rate for 2006 to be approximately 30%.

At March 31, 2006, we have available unused net operating losses that may be applied against future taxable income of $26.2 million. These net operating losses consist of international losses of $3.2 million that do not expire, federal losses of $16.8 million that expire from 2019 to 2026, and state losses of $6.2 million that expire from 2006 to 2026. We believe that there is sufficient positive evidence to support our conclusion not to record a valuation allowance against these net operating losses. We believe that we will utilize the loss carryforwards in the future because we have had a history of pre-tax income and we are implementing plans to generate profits in our wholly owned foreign subsidiaries that we believe will enable us to utilize the unused international net operating losses in a timely manner. In addition, the Internal Revenue Code (“IRC”) Section 382 limitation for the net operating loss carryforward of IMR of $12.5 million covers approximately five years of future operations, which is well within the statute of limitations for these losses.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, short-term investments available-for-sale and long-term investments available-for-sale. Our portfolio consists primarily of money market funds, adjustable rate mortgage-backed securities, and municipal and U.S. government agency-backed securities. At March 31, 2006, cash and cash equivalents and investment balances totaled $55.7 million, an increase of $4.2 million from December 31, 2005. This increase was due primarily to net cash flow provided by operations of $4.6 million, and proceeds of $328,000 from the exercise of employee stock options and related excess tax benefits of $215,000. These increases in cash were partially offset by the repurchase of our common stock of $884,000 and capital purchases of $66,000, which consisted primarily of technology infrastructure and equipment, as well as leasehold improvements.

Cash flow provided by operations during the first quarter of 2006 was $4.6 million compared to cash used of $1.1 million during the first quarter of 2005. This increase in cash provided in the first quarter of 2006, compared to cash used in the first quarter of 2005, was primarily attributable to an decrease in cash paid for third party consultants, auditing and legal fees and reduced marketing and staffing costs in the first quarter of 2006 compared to 2005.

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Cash used in investing activities during the first quarter of 2006 was $1.2 million, consisting primarily of purchases of marketable investments and capital equipment, partially offset by proceeds from maturities and sales of marketable investments. Net cash used in investing activities for the quarter ended March 31, 2005 was $1.6 million, consisting primarily of purchases of marketable investments and capital equipment, partially offset by proceeds from maturities and sales of marketable investments. The reduction in cash used in investing activities was due primarily to lower purchases of capital assets. Capital asset purchases in the first quarter of 2006 were $66,000 compared to $760,000 in the first quarter of 2005.

Cash used in financing activities during the first quarter of 2006 was $341,000 compared to cash provided from financing activities of $64,000 in the first quarter of 2005. In the first quarter of 2006 we repurchased $884,000 of our common stock under our repurchase program. This was partially offset by cash provided from the exercise of stock options through our employee stock option plans of $328,000 and $215,000 related to excess tax benefits from stock-based compensation. We did not repurchase our common stock in the first quarter of 2005. We received $64,000 of proceeds from the exercise of employee stock options in the first quarter of 2005.

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

Interest rate risk

We maintain an investment portfolio consisting primarily of investment grade interest bearing securities. These securities are classified as “available-for-sale” securities. The interest bearing securities in our portfolio are subject to interest rate risk and will fall in value if market interest rates increase. Conversely, declines in interest rates could have a material impact on interest earnings of our investment portfolio. If market interest rates were to increase immediately and uniformly by 100 basis points from levels at March 31, 2006, the decline in the fair value of the portfolio would be approximately $90,000. Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results, financial condition or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.

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

We performed a sensitivity analysis assuming a hypothetical 10.0% adverse movement in foreign exchange rates to the underlying foreign currency exposures described above. The sensitivity analysis indicated that a hypothetical 10.0% adverse movement in foreign currency exchange rates would result in a $275,000 loss in fair values of foreign currency denominated assets and liabilities at March 31, 2006.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, Captaris has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2006, the end of the period covered by this report. Based upon that evaluation, the chief executive officer and chief financial officer concluded that these disclosure controls and procedures are effective.

During the quarter ended March 31, 2006, we implemented a new automated software application for calculating sales commissions. Other than this improvement to our internal control over financial reporting, there have been no changes in Captaris’ internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, Captaris’ internal control over financial reporting.

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

On January 30, 2006, the court in Melrose preliminarily approved a settlement between the plaintiffs and Melrose. Under the settlement agreement, Melrose and its insurers will pay the plaintiff-class between $500,000 and $2.4 million depending on the resolution of certain issues between Melrose and its insurer St. Paul. Under the settlement, the plaintiff-class will release Captaris and MediaTel from any further litigation relating to Melrose facsimiles. However, Melrose retains its right to pursue its claims for contribution against Captaris and MediaTel. The potential liability of Captaris to Melrose would be the ultimate amount of the settlement paid to the settlement class, its attorneys and administrative costs. Class notice has been mailed and a final approval hearing is tentatively set for June 11, 2006.

In Mediterranean, class discovery closed on March 31, 2006. Defendants have filed a motion for summary judgment. No briefing schedule has been set on that motion, but we expect that the motion and possibly the issue of class certification will take place in mid-2006.

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

CAPTARIS, INC.

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

Item 1A.	RISK FACTORS

There have been no material changes from the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 9, 2006.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Pursuant to a stock repurchase plan approved by our Board of Directors, during the first quarter of 2006, we repurchased 216,955 of our common shares for $883,739. We did not repurchase any shares in the first quarter of 2005. At March 31, 2006, approximately $9.2 million was available under our repurchase program. In April 2006, the Board of Directors approved a $5.8 million increase to its stock repurchase program, bringing the total cash available for repurchase to approximately $15.0 million. We may repurchase shares in the future subject to open trading windows, overall market conditions, stock prices and our cash position and requirements going forward. The repurchase program will continue until the earlier of (a) such time when the maximum dollar amount authorized has been utilized or (b) our Board of Directors elects to discontinue the repurchase program.

The following table summarizes information regarding shares repurchased during the quarter ended March 31, 2006.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Repurchase Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
January 1 through 31, 2006	—	—	—	$10,057,812
February 1 through 28, 2006	63,918	$3.93	63,918	9,806,772
March 1 through 31, 2006	153,037	$4.13	153,037	9,174,073

Three months ended March 31, 2006 (1)	216,955	$4.07	216,955	$9,174,073

(1)	As of May 5, 2006, $15.0 million of funds are available for the program.

Item 6.	EXHIBITS

Exhibits
10.1*	2006 Incentive Plan. (Previously filed with, and incorporated by reference to, Exhibit 10.5 to our 2005 Annual Report on Form 10-K; File No. 0-25186.)
10.2*	Director Compensation Summary. (Previously filed with, and incorporated by reference to, Exhibit 10.13 to our 2005 Annual Report on Form 10-K; File No. 0-25186.)
31.1	Rule 13a-14(a) Certification (Chief Executive Officer)
31.2	Rule 13a-14(a) Certification (Chief Financial Officer)
32.1	Section 1350 Certification (Chief Executive Officer)
32.2	Section 1350 Certification (Chief Financial Officer)

*	Management contract of compensatory plan or arrangement.

CAPTARIS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 5th day of May 2006.

CAPTARIS, INC.

By:	/s/ Peter Papano
Peter Papano Chief Financial Officer and Secretary