Form 10-Q
period 2006-06-30
CAPTARIS INC
filed 2006-08-09
CIK 931784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

The number of outstanding shares of the registrant’s common stock as of August 3, 2006 was 28,133,676.

CAPTARIS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2006

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

CAPTARIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$7,012	$6,420
Short-term investments, available-for-sale	20,615	17,506
Accounts receivable, less allowances of $1,458 and $1,369	15,178	18,776
Inventories	830	534
Prepaid expenses and other	2,788	1,759
Deferred tax assets and income tax receivable	3,270	4,141

Total current assets	49,693	49,136
Long-term investments, available-for-sale	28,762	27,601
Restricted cash	1,000	1,000
Long-term assets	304	337
Equipment and leasehold improvements, net	4,956	6,200
Intangible assets, net	8,097	9,767
Goodwill	32,746	32,313
Deferred tax assets, net	5,640	4,849

Total assets	$131,198	$131,203

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,527	$4,665
Accrued compensation and benefits	3,391	3,764
Other accrued liabilities	1,923	2,390
Income taxes payable	71	80
Deferred revenue	19,005	18,104

Total current liabilities	28,917	29,003

Accrued liabilities – noncurrent	277	317
Deferred revenue – noncurrent	4,415	4,104

Total liabilities	33,609	33,424

Commitments and contingencies (Note 5)
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 2,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 120,000 shares authorized; 28,130 and 28,367 outstanding, respectively	281	284
Additional paid-in capital	49,935	50,835
Retained earnings	45,918	45,809
Accumulated other comprehensive income	1,455	851

Total shareholders’ equity	97,589	97,779

Total liabilities and shareholders’ equity	$131,198	$131,203

See the accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenue:
Software revenue	$8,230	$8,102	$15,517	$14,839
Maintenance, support and services revenue	9,000	7,812	17,308	15,216
Hardware revenue	5,400	5,301	9,378	9,907

Net revenue	22,630	21,215	42,203	39,962
Cost of revenue	6,761	6,722	12,414	13,042

Gross profit	15,869	14,493	29,789	26,920
Operating expenses:
Research and development	3,189	3,408	6,358	6,752
Selling and marketing	8,676	8,562	15,973	16,376
General and administrative	3,902	4,495	8,210	9,468
Amortization of intangible assets	354	454	708	908
Gain on sale of discontinued product line CallXpress (Note 6)	—	—	(1,000)	(1,000)

Total operating expenses	16,121	16,919	30,249	32,504
Operating loss	(252)	(2,426)	(460)	(5,584)
Other income (expense):
Interest	441	299	913	554
Other, net	(69)	(40)	(91)	(128)

Other income, net	372	259	822	426
Income (loss) from continuing operations before income tax expense (benefit)	120	(2,167)	362	(5,158)
Income tax expense (benefit)	87	(754)	296	(1,794)

Income (loss) from continuing operations	33	(1,413)	66	(3,364)
Discontinued operations:
Gain (loss) on sale of MediaTel assets, net of income tax expense (benefit) of ($3), $16, $28 and $20, respectively	(5)	24	43	30

Income (loss) from discontinued operations	(5)	24	43	30

Net income (loss)	$28	$(1,389)	$109	$(3,334)

Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.00	$(0.05)	$0.00	$(0.11)
Income (loss) from discontinued operations	(0.00)	0.00	0.00	0.00

Net income (loss)	$0.00	$(0.05)	$0.00	$(0.11)

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.00	$(0.05)	$0.00	$(0.11)
Income (loss) from discontinued operations	(0.00)	0.00	0.00	0.00

Net income (loss)	$0.00	$(0.05)	$0.00	$(0.11)

Weighted average basic common shares	28,191	29,184	28,269	29,331
Weighted average diluted common shares	28,526	29,184	28,546	29,331

See the accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$109	$(3,334)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,658	1,718
Amortization	1,670	1,871
Stock-based compensation expense (benefit)	241	(180)
Provision for doubtful accounts	39	216
Loss (gain) on disposition of equipment	54	(20)
Changes in assets and liabilities:
Accounts receivable	3,727	2,689
Inventories	(207)	112
Prepaid expenses and other assets	(1,001)	(408)
Deferred income tax assets, net	27	(1,894)
Accounts payable	(178)	(2,779)
Accrued compensation and benefits	(414)	(872)
Other accrued liabilities	(545)	466
Income taxes payable and deferred tax liabilities	(8)	713
Deferred revenue	1,262	1,025

Net cash provided by (used in) operating activities	6,434	(677)
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(426)	(1,592)
Purchase of investments	(34,240)	(42,002)
Purchase of businesses, net of cash acquired	—	2
Proceeds from disposals of fixed assets	7	25
Proceeds from sales and maturities of investments	30,005	42,699

Net cash used in investing activities	(4,654)	(868)
Cash flows from financing activities:
Proceeds from exercise of common stock options	1,007	89
Repurchase of common stock	(2,384)	(2,994)
Excess tax benefits from stock-based compensation	233	—

Net cash used in financing activities	(1,144)	(2,905)

Net increase (decrease) in cash	636	(4,450)
Effect of exchange rate changes on cash	(44)	63
Cash and cash equivalents at beginning of period	6,420	7,563

Cash and cash equivalents at end of period	$7,012	$3,176

Supplemental disclosures:
Cash paid during the period for income taxes	$86	$83

See the accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity	Total Comprehensive Income
Balance at December 31, 2005	28,366,988	$284	$50,835	$851	$45,809	$97,779
Exercise of common stock options	316,278	3	1,004	—	—	1,007	—
Repurchase of common stock	(553,746)	(6)	(2,378)	—	—	(2,384)	—
Stock-based compensation expense	—	—	241	—	—	241	—
Tax benefit from stock-based compensation	—	—	233	—	—	233	—
Unrealized gain on investments, net of income tax expense of $19	—	—	—	35	—	35	35
Foreign currency translation adjustment	—	—	—	569	—	569	569
Net income	—	—	—	—	109	109	109

Balance at June 30, 2006	28,129,520	$281	$49,935	$1,455	$45,918	$97,589	$713

See the accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of the Business and Summary of Significant Accounting Policies

The Business

We develop software products that automate business processes, manage documents electronically and provide efficient information delivery. Our product suite of Captaris RightFax, Captaris Workflow and Captaris Alchemy Document Management is distributed through a global network of leading technology partners. Our customers use our products to reduce costs, comply with regulations and increase the performance of critical business processes and system investments. We operate under one business unit segment to deliver our software solutions.

Basis of Presentation and Preparation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2006, and December 31, 2005, and for the quarter and six months ended June 30, 2006 and 2005, have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted for interim financial information in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments and accruals, necessary for a fair presentation of our financial condition, results of operations and cash flows for the periods indicated.

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

We sell products through resellers, original equipment manufacturers (“OEM”s) and other channel partners, as well as directly to end-users. Generally our resellers do not stock product, and except for OEM sales described below, we recognize product revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. All software licenses are bundled with 30 days of telephone support. We consider revenue associated with this telephone support to be insignificant; therefore, we recognize this revenue when the software is shipped and record an estimate for the related cost of the telephone support. Revenue from term software licenses is recognized over the term of the

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

(unaudited)

license, generally twelve months. Whenever a software license, hardware, installation and post-contract customer support or “PCS” elements are sold together, we allocate the total arrangement fee among each element based on its respective fair value, which is the price charged when that element is sold separately. The amount of revenue assigned to each element is impacted by our judgment as to whether an arrangement includes multiple elements and, if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. Changes to the elements in an arrangement and our ability to establish VSOE for those elements could affect the timing of revenue recognition for these items. Revenue for PCS is recognized on a straight-line basis over the service contract term, ranging from one to five years. PCS includes rights to unspecified upgrades and updates, when and if available, and bug fixes. Installation revenue is recognized when the product has been installed at the customer’s site and accepted by the customer. Recognition of revenue from software sold with installation services is recognized either when the software is shipped or when the installation services are completed, depending on our agreement with the customer and whether the installation services are integral to the functionality of the software. Revenue from perpetual software licenses is recognized when the software has been shipped, provided that collection for such revenue is deemed probable. For software sold to resellers in which we have granted exchange rights, we defer the revenue until the reseller sells the software through to end-users.

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

We reduce revenue recognized for estimated product returns, based on our historical experience, at the time the related revenue is recorded. If we cannot reasonably estimate returns we defer the revenue until the return rights lapse. When customer acceptance provisions are present and we cannot reasonably estimate returns, we recognize revenue upon the earlier of customer acceptance or expiration of the acceptance period.

Consulting services are customarily billed at fixed rates, plus out-of-pocket expenses and revenues are recognized when the consulting services have been completed. However, if it is determined that a consulting engagement will be unprofitable, we recognize the loss at the time of such determination. Training revenue is recognized when the training is completed.

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

Stock-Based Compensation

On January 1, 2006, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“SFAS No. 123R”), which requires us to recognize expense related to the fair value of our stock-based compensation. We adopted SFAS No. 123R using the modified prospective transition method. In accordance with the adoption of SFAS No. 123R, we chose the straight-line method for recognizing compensation expense. See Note 3 for further information regarding our stock-based compensation assumptions and expenses, including the impact of adoption on our condensed consolidated financial statements and pro forma disclosures for prior periods as if we had recorded stock-based compensation expense.

Our equity option plans are long-term retention programs that are intended to enhance our long-term shareholder value by offering opportunities to both directors and officers, as well as selected persons to participate in our growth and success and to provide incentives and encourage retention.

The 2006 Equity Incentive Plan (formerly the 1989 Plan)

On June 8, 2006, at the 2006 Annual Meeting of Shareholders of Captaris, Inc., our shareholders approved the Captaris, Inc. 2006 Equity Incentive Plan (the “2006 Plan”), which amended and restated the Captaris, Inc. 1989 Restated Stock Option Plan (the “1989 Plan”) to, among other things, expand the types of awards available for grant to include, in addition to stock options,

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

(unaudited)

stock appreciation rights, stock awards, restricted stock, restricted stock units and other stock or cash-based awards. The 2006 Plan authorizes the issuance of up to 12,900,000 shares of Captaris common stock, the same number authorized under the 1989 Plan. The 2006 Plan did not authorize any new additional shares. The options under the 2006 Plan are generally granted at an exercise price of the average of the high and low market value of our common stock on the date of grant and generally vest over four years. They have a term of one to ten years from the date of grant and vest at the rate of 25% after one year and 2.0833% per month thereafter. As of June 30, 2006, there were 2,561,415 options outstanding pursuant to the 2006 Plan.

Equity Grant Program for Non-employee Directors

Effective upon shareholder approval of the 2006 Plan, the Board of Directors, upon recommendation of the Compensation Committee, implemented the Terms of Equity Grant Program for Non-employee Directors (the “NED Equity Program”) under the 2006 Plan. The NED Equity Program provides for: 1) initial and annual stock option grants with a Black-Scholes or binomial (whichever method is then being used by the Company to value its stock options for financial reporting purposes) value of $10,000 on the date of grant; and 2) initial and annual restricted deferred stock unit awards (“DSU Awards”) with a $25,000 value based on the fair market value which we currently calculate using the average of the high and low stock price as reported by NASDAQ of our common stock on the date of grant. The stock options will vest in full one year after the date of grant and have a ten-year term, as long as the non-employee director remains on the Board. The DSU Awards will be automatically deferred under the Captaris, Inc. Deferred Compensation Plan for Non-employee Directors (the “NED Deferred Compensation Plan”) and will vest in full one year after the date of grant. The compensation expense associated with the NED Equity Program is included in our stock compensation expense.

Deferred Compensation Program

Effective upon shareholder approval of the 2006 Plan, the Board of Directors, upon recommendation of the Compensation Committee, also implemented the NED Deferred Compensation Plan, the purpose of which is to further long-term growth of the Company by allowing non-employee directors to defer receipt of certain compensation, keeping their financial interests aligned with the Company, and providing them with a long-term incentive to continue providing services. The NED Deferred Compensation Plan is administered by the Compensation Committee of the Board of Directors.

Directors who are not also employees of the Company or its affiliates are eligible to participate in the NED Deferred Compensation Plan. Non-employee directors may elect to defer receipt of 25%, 50%, 75% or 100% of any cash compensation paid to the non-employee director for his or her service on the Board of Directors or any committee of the Board of Directors. Cash compensation deferred will be credited to the non-employee director’s account as of the date on which it would have been paid had it not been deferred, and will be deemed to be invested in our common stock at a value equal to the closing price of our common stock on such date. A non-employee director will be fully vested in that portion of his or her account attributable to deferred cash compensation at all times. In general, a non-employee director’s vested account balance will be distributed in a lump sum as soon as administratively practicable after his or her separation from service on the Board of Directors. The compensation expense associated with the NED Deferred Compensation Plan is included in our compensation expense.

The 2000 Plan

Upon the adoption of the 2006 Plan on June 8, 2006, no further awards will be granted under the Captaris, Inc. 2000 Non-Officer Employee Stock Compensation Plan (the “2000 Plan”), which resulted in a reduction in the number of options available for grant by 935,609 shares. Under the 2000 Plan, options generally were granted at the fair market value of our common stock at the date of grant and generally vest over four years. Options under the 2000 Plan have a term of ten years from the date of grant and vest at the rate of 25% after one year and 2.0833% per month thereafter. As of June 30, 2006, there were 2,567,913 options outstanding under the 2000 Plan.

Impairment of goodwill

Our judgments regarding the existence of impairment indicators include our assessment of the impacts of legal factors; market and economic conditions; the results of our operational performance and strategic plans; competition and market share; and any potential for the sale or disposal of a significant portion of our principal operations. If we conclude that indicators of impairment exist, we then assess the fair value of goodwill. Our valuation process provides an estimate of a fair value of goodwill using a discounted cash flow model and includes many assumptions and estimates. Once the valuation is determined, we will write-down goodwill to its determined fair value, if necessary. Any write-down could have a material adverse effect on our financial condition and results of operations. We test goodwill for impairment on an annual basis in the first quarter of the year, and on an interim basis in certain circumstances. We conducted our annual assessment during the first quarter of 2006 and determined our goodwill at March 31, 2006, was not impaired.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

(unaudited)

Impairment of intangibles

We periodically review our intangibles that we are more likely than not to sell or otherwise dispose of before the end of the asset’s previously estimated useful life to determine if there is any impairment of these assets. We assess the impairment of these assets, or the need to accelerate amortization, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our intangibles. We determined that no impairment indicators occurred during the first half of 2006; therefore, we have not evaluated our intangible assets for impairment as of June 30, 2006. Future events could cause us to conclude that impairment indicators exist and that the assets should be reviewed to determine their fair value. We assess the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Fair value is generally determined based on a valuation process that provides an estimate of a fair value of these assets using a discounted cash flow model, which includes many assumptions and estimates. Once the valuation is determined, we will write-down these assets to their determined fair value, if necessary. Any write-down could have a material adverse effect on our financial condition and results of operations.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, including vested deferred stock units under the 2006 Plan. Diluted net income (loss) per common share was computed by dividing net income (loss) by the sum of (1) the basic weighted average number of shares of common stock outstanding during the period and (2) net additional shares that would have been issued, including unvested deferred stock units under the 2006 Plan, had all dilutive options been exercised less shares that would be repurchased with the proceeds from such exercises. Dilutive options are those that have an exercise price less than the average stock price during the period.

The following table sets forth the computation of basic and diluted income (loss) per common share:

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Numerator:
Income (loss) from continuing operations	$33	$(1,413)	$66	$(3,364)
Income (loss) from discontinued operations	(5)	24	43	30

Net income (loss)	$28	$(1,389)	$109	$(3,334)

Denominator:
Weighted average shares outstanding – basic	28,191	29,184	28,269	29,331
Dilutive effect of common shares from stock options	335	—	277	—

Weighted average shares outstanding – diluted	28,526	29,184	28,546	29,331

Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.00	$(0.05)	$0.00	$(0.11)
Income (loss) from discontinued operations	(0.00)	0.00	0.00	0.00

Net income (loss)	$0.00	$(0.05)	$0.00	$(0.11)

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.00	$(0.05)	$0.00	$(0.11)
Income (loss) from discontinued operations	(0.00)	0.00	0.00	0.00

Net income (loss)	$0.00	$(0.05)	$0.00	$(0.11)

Due to the net loss from continuing operations in the quarter and six months ended June 30, 2005, we excluded 226,865 and 291,834, respectively of common stock equivalents from the calculation of diluted loss per share because such securities were anti-dilutive in these periods. Employee stock options to purchase 4,187,511 shares and 4,582,908 shares in the quarters ended June 30, 2006 and 2005, respectively, and 3,959,054 and 3,805,289 in the six months ended June 30, 2006 and 2005, respectively,

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

(unaudited)

were outstanding, but were not included in the computation of diluted income (loss) per share because the exercise price of the stock options was greater than the average share price of the common shares; therefore, the effect would have been anti-dilutive.

2. Segment Reporting

For segment reporting purposes, we operate in one segment. Our results of operations may fluctuate as a result of seasonal factors. In recent years, our product lines have experienced seasonality with a decline in revenue during the first quarter as compared to the prior year’s fourth quarter, building gradually during the second and third quarters, and ending with the fourth quarter as our largest quarter for revenue.

Revenue by geographic region, as determined by shipping destination, was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
North America	$16,770	$16,312	$31,762	$30,734
Europe	2,938	2,550	5,447	4,551
Asia Pacific	1,410	1,401	2,433	2,634
Rest of world	1,512	952	2,561	2,043

Total net revenue	$22,630	$21,215	$42,203	$39,962

Revenue from the rest of world consists primarily of sales to the Middle East, Africa, India and countries in the Latin America region. Revenue from the United States was $15.9 million and $30.2 million for the quarter and six months ended June 30, 2006, respectively, and $15.6 million and $29.3 million for the quarter and six months ended June 30, 2005, respectively.

3. Stock-Based Compensation

On January 1, 2006, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“SFAS No. 123R”), which requires us to recognize expense related to the fair value of our stock-based compensation. Prior to January 1, 2006, we accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principle Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). In accordance with APB No. 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

We adopted SFAS No. 123R using the modified prospective transition method. Under this transition method, compensation cost recognized for the quarter and six months ended June 30, 2006 includes: a) compensation cost for all stock-based compensation granted prior to, but not vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and b) compensation cost for all stock-based compensation granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

In accordance with the adoption of SFAS No. 123R, we chose the straight-line method for recognizing compensation expense. Under the disclosure-only provisions of SFAS No. 123, we used the accelerated method of expense recognition pursuant to FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN No. 28”). For all unvested options outstanding as of January 1, 2006, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized on an accelerated basis over the remaining vesting period. For stock-based compensation granted subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, will be recognized on a straight-line basis over the vesting period.

Included in our stock-based compensation are expenses relating to both our stock options and our deferred stock units. The amount of stock-based compensation expense, net of forfeitures, recognized in the second quarter and first six months of 2006 related to stock options and deferred stock units was $151,000 and $241,000, respectively, of which $65,000 and $152,000, respectively, related to options granted prior to January 1, 2006. Total unamortized compensation expense at June 30, 2006 was $1.5 million, net of estimated forfeitures, which will be recognized over a weighted average period of approximately two years.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

(unaudited)

The following table summarizes the allocation of stock-based compensation to our expense categories for the quarter and six month periods ended June 30, 2006 and 2005:

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Cost of revenue	$3	$1	$3	$(15)
Research and development	13	5	24	(52)
Selling and marketing	31	7	51	(81)
General and administrative	104	2	163	(32)

Total stock compensation expense (benefit)	$151	$15	$241	$(180)

In determining the fair value of stock options granted during the quarter and six months ended June 30, 2006 and 2005, the following key assumptions were used in the Black-Scholes option pricing model:

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.91%	3.69%	4.87%	3.63%
Expected volatility	53.9%	50.8%	53.9%	49.9%
Expected term	5.3	3.0	5.3	3.0

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

Our stock price volatility and option lives involve our best estimates, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. SFAS No. 123R also requires that we recognize compensation expense for only the portion of options expected to vest. Therefore, we applied an estimated forfeiture rate that we derived from historical employee termination behavior. If the actual number of forfeitures differs from our estimates, additional adjustments to compensation expense may be required in future periods.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

(unaudited)

The following table shows the pro forma effect on our net loss and net loss per share, had compensation expense been determined based on the fair value at the award grant date, in accordance with SFAS No. 123, for the quarter and six months ended June 30, 2005.

	Quarter Ended June 30, 2005	Six Months Ended June 30, 2005
	in thousands, except per share data
Net loss, as reported in prior periods (1)	$(1,389)	$(3,334)
Add back: Stock-based compensation expense (benefit), as reported, net of tax expense (benefit) of $5 and $(63) respectively	10	(117)
Deduct: Stock-based compensation expense determined under the fair value based method for all awards, net of tax of $0 and $239, respectively(2)	485	835

Pro forma net loss, including the effect of stock-based compensation expense	$(1,864)	$(4,286)

Basic and diluted net loss per share, as reported in prior periods (1)	$(0.05)	$(0.11)

Basic and diluted net loss per share, including the effect of stock-based compensation expense (3)	$(0.06)	$(0.15)

(1)	With the exception of a recognized expense in the first quarter of 2005 and a benefit in the first six months of 2005 for fully vested variable stock options in accordance with APB No. 25, net loss and net loss per share prior to fiscal 2006 did not include stock-based compensation expense for employee stock options under SFAS No. 123, because we did not adopt the optional recognition provisions of SFAS No. 123.

(2)	Stock-based compensation expense prior to 2006 is calculated based on the pro forma application of SFAS No. 123.

(3)	Net loss and net loss per share prior to 2006 represents pro forma information based on SFAS No. 123.

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

The accelerated vesting eliminated future compensation expenses that we would otherwise recognize in our financial statements with respect to these options as a result of adopting SFAS No. 123R. In accordance with APB No. 25 and FASB Interpretation No. 44, no compensation expense was recorded within the financial statements as a result of this modification in 2005 because the options had an intrinsic value of $0.00 on the date of the modification due to the exercise price being in excess of the current market price of the stock. Had the options not been accelerated, the unamortized fair value-based compensation expense for these options at January 1, 2006, would have been approximately $1.4 million, net of estimated forfeitures, compared to the post acceleration unamortized expense of $267,000, net of estimated forfeitures, and would have been expensed under vesting schedules in place prior to the acceleration and recorded in 2006 through 2009. Option expense recorded in the second quarter and first six months of 2006 would have increased by approximately $151,000 and $362,000, respectively, net of estimated forfeitures.

During the second quarter of 2001, we offered a limited non-compulsory exchange of employee stock options on a less than one-for-one basis. The exchange (which closed on July 10, 2001) resulted in the voluntary cancellation of employee stock options to purchase 3,135,720 shares of our common stock with varying exercise prices greater than $10.00 per share in exchange for 1,286,790 employee stock options with an exercise price of $2.11. The option exchange offer resulted in variable accounting treatment for a total of 1,993,250 options, representing the 1,286,790 new options granted in the exchange as well as all employee options modified during the year. Variable accounting treatment resulted in charges or credits recorded to stock-based compensation, depending on fluctuations in quoted prices for our common stock and the number of stock options subject to variable accounting. As of January 1, 2006, charges or benefits related to these fully vested options subject to variable accounting ceased due to the adoption of SFAS No. 123R.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

(unaudited)

Stock Options

Stock-based compensation expense related to stock options was $140,000 and $230,000 in the second quarter and first six months of 2006, respectively, in accordance with SFAS No. 123R. In the second quarter and first six months of 2005, we recognized an expense of $15,000 and a benefit of $180,000, respectively, for fully vested variable stock options in accordance with APB No. 25. In accordance with the adoption of SFAS No. 123R in 2006, we ceased recording variable stock compensation expense for these fully vested options. At June 30, 2006, total unamortized deferred compensation costs related to stock options was $1.3 million, net of estimated forfeitures. Total unamortized deferred compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately two years.

A summary of the status of our stock option plans at June 30, 2006, and the changes during the six months then ended, is presented in the following table:

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Beginning of period	4,925,070	5,884,768	$5.00
Granted (1)	(1,108,427)	1,027,311	4.47
Exercised	—	(316,278)	3.18
Cancelled	485,031	(485,031)
Expired	(935,609)	—	5.54

End of period	3,366,065	6,110,770	4.97

(1)	The difference in shares granted under options available for grant and number of options outstanding is due to deferred stock unit grants. In accordance with the 2006 Plan, each deferred stock unit granted is to be counted as two shares against the number of shares available for issuance.

During the second quarter and first six months of 2006, we granted 954,811 and 1,027,311 options, respectively, with a weighted average Black-Scholes value of $2.40 per share and $2.38 per share, respectively. In the second quarter and first six months of 2005, we granted 1,112,591 and 1,132,591 options with a weighted average Black-Scholes value of $1.48 and $1.49 per share, respectively. The intrinsic value of options exercised during the second quarter of 2006 and 2005, was $135,000 and $11,000, respectively, and for the six months ended June 30, 2006 and 2005 was $334,000 and $70,000, respectively.

Information relating to stock options outstanding and stock options exercisable at June 30, 2006 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$1.80—$3.33	622,450	6.1	$2.72	460,292	$2.58
$3.35—$3.78	711,023	7.5	3.64	527,793	3.60
$3.82—$4.03	85,000	9.6	3.85	—	—
$4.10—$4.10	736,868	8.1	4.10	736,868	4.10
$4.32—$4.53	101,604	8.6	4.41	65,426	4.46
$4.54—$4.54	913,133	9.8	4.54	—	—
$4.86—$5.52	1,053,102	7.7	5.28	1,053,102	5.27
$5.53—$5.92	730,508	7.9	5.82	730,508	5.82
$5.94—$5.94	750,000	4.4	5.94	750,000	5.94
$6.70—$28.13	407,082	2.0	9.49	407,082	9.49

	6,110,770	7.1	$4.97	4,731,071	$5.18

The aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2006, were $2.3 million and $1.9 million, respectively. The intrinsic value is calculated as the difference between the market value as of June 30, 2006 and the

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

(unaudited)

exercise price of the shares. The market value as of June 30, 2006 was $4.58, the average of the high and low stock price as reported by NASDAQ.

Deferred Stock Units

At June 30, 2006, we had issued 40,558 deferred stock units under the 2006 Plan. Compensation expense related to deferred stock units was $11,000 for the three and six months ended June 30, 2006. As of June 30, 2006, our non-vested deferred restricted units outstanding totaled 40,558 with a weighted averaged grant date fair value of $4.32 per share. Total unamortized deferred compensation expense related to deferred stock units at June 30, 2006 was $164,000, net of estimated forfeitures, which will be recognized over a weighted average period of approximately one year. We expect that 100% of the deferred stock units will vest in the second quarter of 2007.

Information related to non-vested deferred stock units at June 30, 2006 is as follows:

	Unvested Shares	Weighted Average Fair Value
Unvested at beginning of period	—	$0.00
Granted	40,558	4.32
Vested	—	0.00
Canceled	—	0.00

Unvested at end of period	40,558	$4.32

4. Stock Repurchase Program

On June 8, 2006, our Board of Directors authorized us to enter into a Rule 10b5-1 plan to facilitate the repurchase of our common shares in accordance with our previously announced stock repurchase program. A Rule 10b5-1 repurchase plan will allow the purchase of our common shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods. We anticipate that transactions under the Rule 10b5-1 repurchase plan will begin, subject to the parameters of the plan, on September 18, 2006, the first trading day after the open trading window closes in the third quarter.

Pursuant to a stock repurchase plan approved by our Board of Directors, during the quarter and six months ended June 30, 2006, we repurchased 366,791 and 553,746 of our common shares for $1.5 million and $2.4 million, respectively. During the quarter and six months ended June 30, 2005, we repurchased 781,074 shares of our common stock for approximately $3.0 million. In April 2006, the Board of Directors approved a $5.8 million increase to its previously announced stock repurchase program, bringing the total cash available for repurchase to approximately $15.0 million. At June 30, 2006, approximately $13.5 million was available under our repurchase program. We may repurchase shares in the future subject to overall market conditions, stock prices and our cash position and requirements going forward. The repurchase program will continue until the earlier of (a) such time when the maximum dollar amount authorized has been utilized or (b) our Board of Directors elects to discontinue the repurchase program.

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

6. Sale of CallXpress Product Line

In September of 2003, we sold our CallXpress product line to Applied Voice and Speech Technologies, Inc. (“AVST”). Concurrent with the transaction, we entered into an earn-out agreement with AVST which entitled us to receive additional payments of up to $1.0 million per year for each of the three years following the sale, depending on AVST’s success in achieving certain revenue targets. In March 2006 and in March 2005, we received cash payments of $1.0 million, confirming achievement

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

(unaudited)

of the revenue targets for 2005 and 2004. These cash receipts were classified on our income statement as a credit to operating expenses in the first quarters of 2006 and 2005.

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

On January 30, 2006, the court in Melrose preliminarily approved a settlement between the plaintiffs and Melrose. Under the settlement agreement, Melrose and its insurers will pay the plaintiff-class between $500,000 and $2.4 million depending on the resolution of certain issues between Melrose and its insurer St. Paul. Under the settlement, the plaintiff-class will release Captaris and MediaTel from any further litigation relating to Melrose facsimiles. However, Melrose retains its right to pursue its claims for contribution against Captaris and MediaTel. The potential liability of Captaris to Melrose would be the ultimate amount of the settlement paid to the settlement class, its attorneys and administrative costs. The trial court entered final approval of the class settlement on July 28, 2006.

In Mediterranean, class discovery closed on March 31, 2006. Defendants have filed a motion for summary judgment. Plaintiff has responded and a hearing on summary judgment is scheduled for August 29, 2006.

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

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

(unaudited)

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

Our effective tax rates differ from the statutory rate primarily due to state income taxes, foreign income tax, tax exempt interest income and accruals for certain tax exposures discussed above. In the second quarter of 2006 and 2005, we recorded an income tax provision of $87,000 and an income tax benefit of $754,000, respectively, on income from continuing operations. In addition, we recorded an income tax provision of $296,000 and an income tax benefit of $1.8 million, respectively, on income from continuing operations for the six months ended June 30, 2006 and 2005. For the quarter ended June 30, 2006, we recorded additional income tax expense of approximately $49,000 related to a change in estimate of our blended effective state tax rate. In addition, in the first quarter of 2006, we recorded additional federal income tax expense of approximately $138,000 on state net operating loss carry forwards.

At June 30, 2006, we have available unused net operating losses that may be applied against future taxable income of approximately $20.8 million. These net operating losses consist of international losses of $3.6 million that do not expire, Federal losses of $10.8 million that expire from 2019 up to 2026, and State losses of $6.4 million that expire from 2006 up to 2023. We believe that there is sufficient positive evidence to support our conclusion not to record a valuation allowance against these net operating losses. We believe that we will utilize the loss carry forwards in the future because: (1) we have had a history of pre-tax income, (2) in 2003, we sold a product that generated losses, and (3) the IRC Section 382 limitation for the acquired net operating loss of Information Management Research, Inc. of $12.5 million covers five years which is well within the statute of limitations for these losses.

9. Recent Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN No. 48”), which clarifies the accounting for and disclosure of uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN No. 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN No. 48 on our financial position and results of operations.

10. Subsequent Event

On July 15, 2006, in an effort to improve the cost effectiveness and efficiency of our support operations, we centralized our international Technical Support Group. These changes primarily included a reduction in our workforce and, as a result, we will record a charge of approximately $243,000 for severance payments made in the third quarter of 2006. We will record $232,000 in cost of revenue and $11,000 in selling and marketing expenses.

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

Overview

We develop software products that automate business processes, manage documents electronically and provide efficient information delivery. Our product suite of Captaris RightFax, Captaris Workflow and Captaris Alchemy Document Management is distributed through a global network of leading technology partners. Our customers use our products to reduce costs, comply with regulations and increase the performance of critical business processes and system investments. We operate under one business unit segment to deliver our software solutions. Our products address business needs in several related markets: the fax server and electronic document delivery market; the workflow and business process automation market and the enterprise content management market. We distribute our products primarily through independent distributors, value-added resellers and Information Technology (“IT”) service providers. Our products run on off-the-shelf personal computer servers and Microsoft software platforms including Microsoft® Windows NT, Windows 2000, Windows 2003 and Windows XP. We utilize Microsoft.NET development tools in our suite of products and integrate with a wide variety of hardware equipment and enterprise software products. Captaris was incorporated in the State of Washington in 1982. Our principal executive offices are located in Bellevue, Washington.

We sell, promote and receive referrals for the use of our products primarily through an indirect channel of resellers and distributors, strategic license arrangements, OEMs and private label agreements, as well as through our enterprise sales team and national account managers that hold dedicated business relationships with assigned accounts primarily on the Fortune 500 list. We believe the use of multiple distribution channels that access many of the same potential customers increases the likelihood that our products will be sold to a particular customer. OEM partners market and sell our products and services in conjunction with their own core products and service portfolios, adding more value to their customers with an integrated go-to-market approach. In some cases, these OEM agreements provide minimum revenue commitments.

Executive Summary

In the second quarter of 2006, we released RightFax 9.3 which improved server performance, enhanced user experience and improved administration capabilities. RightFax 9.3 is the first significant release of this product since November of 2004, when RightFax 9.0 introduced the new open database architecture. We also released Alchemy Document Management 8.2 and Workflow 6.0. Alchemy Document Management 8.2 includes stronger document control and security, enhanced document history and auditing, a new software developer kit and expanded language support. Workflow 6.0 offers a complete workflow development system to enable organizations to standardize and automate business processes.

In addition to the product releases, we announced an alliance with Konica Minolta Business Solutions U.S.A., Inc. (“Konica Minolta”) to collaborate on an enhanced integration between Captaris RightFax and Konica Minolta multifunction products (“MFPs”). The companies will work closely together on future releases of the Captaris RightFax MFP Module.

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

We derive net revenue primarily from licensing software as well as follow on sales of add-on software modules and the sale of maintenance and support agreements, professional services and hardware. Revenue for the quarter and six months ended June 30, 2006 was $22.6 million and $42.2 million, respectively, and represented an increase over the same periods in 2005 of approximately 6.7% and 5.6%, respectively. The overall increase in revenue was due primarily to the continuing growth of maintenance and support revenue.

Software revenue increased approximately 1.6% and 4.6% in the quarter and six months ended June 30, 2006, respectively, over the same periods of 2005. Maintenance, support and services revenue increased approximately 15.2% and 13.7% over the second quarter and first six months of 2005. Hardware revenue increased approximately 1.9% for the second quarter ended June 30, 2006 and decreased 5.3% for the six months ended June 30, 2006 over the same periods in 2005.

On a product line basis, revenue from our RightFax product line increased 6.8% and 5.4% in the quarter and six months ended June 30, 2006, respectively, over the same period of 2005. These increases were due primarily to an increase in the volume of maintenance and support agreements sold. Revenue from our newer product lines - Alchemy Document Management and Workflow, increased 6.1 % and 6.7% in the quarter and six months ended June 30, 2006, respectively, over the same periods of 2005. These increases were due primarily to the increase in volume of Workflow licenses sold, and were partially offset by a decrease in revenue from our Alchemy Document Management product line. This decrease was due primarily to lower than expected performance from our traditional Alchemy Document Management partners, which were added with our acquisition in 2004.

We anticipate revenue will continue to grow modestly in the next two quarters due to the seasonality of our revenue, as well as increase over the corresponding third and fourth quarters of 2005. During the third quarter of 2006 we expect to receive an additional $1.0 million payment from a strategic license arrangement with Xpedite Systems, Inc. (“Xpedite”), in addition to the $750,000 payment we received in the first quarter of 2006. A portion of revenue is derived from strategic license arrangements and this revenue is difficult to predict and has inherent fluctuations based on the partner’s own business cycle which may or may not correlate with our business cycle.

Gross margin increased to 70.1% and 70.6% in the quarter and six months ended June 30, 2006, respectively, compared to 68.3% and 67.4% for the quarter and six months ended June 30, 2005, respectively, primarily due to decreased operating costs and to a favorable product mix. We anticipate our gross margin percentage for 2006 will continue to improve modestly over 2005.

Income from continuing operations was $33,000 and $66,000 for the quarter and six months ended June 30, 2006, respectively, compared to a loss of $1.4 million and $3.4 million for the quarter and six months ended June 30, 2005, respectively. The increase from the prior year periods was primarily attributable to an increase in revenue and gross profit as well as a reduction in operating expenses.

During the quarter we granted 954,811 options with a weighted average Black-Scholes value of $2.40 per share. During the six months ended June 30, 2006 we granted 1,027,311 options with a weighted average Black-Scholes value of $2.38 per share, which will result in $1.3 million of expense, net of estimated forfeitures that will amortize on a straight-line basis over the next four years.

Consolidated cash, cash equivalents and investments at June 30, 2006 totaled $56.4 million, up $4.9 million from December 31, 2005. This increase was due primarily to net cash flow provided by operations and proceeds from the exercise of employee stock options; partially offset by the repurchase of our common stock and capital purchases.

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

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

On an ongoing basis, we evaluate our estimates used, including those related to the valuation of stock options, valuation of goodwill and other intangible assets, useful lives of intangible assets and equipment and leasehold improvements, inventory valuation allowances, revenue recognition, the estimated allowances for sales returns and doubtful accounts and income tax accruals. We believe that the following accounting policies are critical to understanding our historical and future performance, as these policies may involve a higher degree of judgment and complexity than others. For a detailed discussion on the application of these and other accounting policies, see Note 1 in Notes to Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2006.

Our most critical accounting judgments and estimates relate to the following areas:

•	Revenue recognition;

•	Allowances for sales returns and doubtful accounts;

•	Stock-based compensation expense;

•	Accounting for income taxes;

•	Valuation of acquired businesses, assets and liabilities;

•	Valuation of inventory at lower of cost or market value;

•	Classification of investments and assessment of related unrealized losses;

•	Impairment of goodwill;

•	Impairment of equipment, leasehold improvements, long-lived assets and other intangible assets;

•	Useful lives of equipment, leasehold improvements and intangible assets; and

•	Contingencies.

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

We sell products through resellers, original equipment manufacturers (“OEM”s) and other channel partners, as well as directly to end-users. Generally our resellers do not stock product, and except for OEM sales described below, we recognize product revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. All software licenses are bundled with 30 days of telephone support. We consider revenue associated with this telephone support to be insignificant; therefore, we recognize this revenue when the software is shipped and record an estimate for the related cost of the telephone support. Revenue from term software licenses is recognized over the term of the license, generally twelve months. Whenever a software license, hardware, installation and post-contract customer support or “PCS” elements are sold together, we allocate the total arrangement fee among each element based on its respective fair value, which is the price charged when that element is sold separately. The amount of revenue assigned to each element is impacted by our judgment as to whether an arrangement includes multiple elements and, if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. Changes to the elements in an arrangement and our ability to establish VSOE for those elements could affect the timing of revenue recognition for these items. Revenue for PCS is recognized on a straight-line basis over the service contract term, ranging from one to five years. PCS includes rights to unspecified upgrades and updates, when and if available, and bug fixes. Installation revenue is recognized when the product has been installed at the customer’s site and accepted by the customer. Recognition of revenue from software sold with installation services is recognized either when the software is shipped or when the installation services are completed, depending on our agreement with the customer and whether the installation services are integral to the functionality of the software. Revenue from perpetual software licenses is recognized when the software has been shipped, provided that collection for such revenue is deemed probable. For software sold to resellers in which we have granted exchange rights, we defer the revenue until the reseller sells the software through to end-users.

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

Consulting services are customarily billed at fixed rates, plus out-of-pocket expenses and revenues are recognized when the consulting services have been completed. However, if it is determined that a consulting engagement will be unprofitable, we recognize the loss at the time of such determination. Training revenue is recognized when the training is completed.

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

Stock-Based Compensation Plans. Our stock option plans are long-term retention programs that are intended to enhance our long-term shareholder value by offering opportunities to both directors and officers, as well as selected persons to participate in our growth and success and to provide incentives and encourage retention.

The 2006 Equity Incentive Plan (formerly the 1989 Plan)

On June 8, 2006, at the 2006 Annual Meeting of Shareholders of Captaris, Inc., our shareholders approved the Captaris, Inc. 2006 Equity Incentive Plan (the “2006 Plan”), which amended and restated the Captaris, Inc. 1989 Restated Stock Option Plan (the “1989 Plan”) to, among other things, expand the types of awards available for grant to include, in addition to stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and other stock or cash-based awards. The 2006 Plan authorizes the issuance of up to 12,900,000 shares of Captaris common stock, the same number authorized under the 1989 Plan. The 2006 Plan did not authorize any new additional shares. The options under the 2006 Plan are generally granted at an exercise price of the market value of our common stock on the date of grant and generally vest over four years. They have a term of one to ten years from the date of grant and vest at the rate of 25% after one year and 2.0833% per month thereafter. As of June 30, 2006, there were 2,561,415 options outstanding pursuant to the 2006 Plan.

Equity Grant Program for Non-employee Directors

Effective upon shareholder approval of the 2006 Plan, the Board of Directors, upon recommendation of the Compensation Committee, implemented the Terms of Equity Grant Program for Non-employee Directors (the “NED Equity Program”) under the 2006 Plan. The NED Equity Program provides for: 1) initial and annual stock option grants with a Black-Scholes or binomial (whichever method is then being used by the Company to value its stock options for financial reporting purposes) value of $10,000 on the date of grant; and 2) initial and annual restricted deferred stock unit awards (“DSU Awards”) with a $25,000 value based on the fair market value which we currently calculate using the average of the high and low stock price as reported by NASDAQ of our common stock on the date of grant. The stock options will vest in full one year after the date of grant and have a ten-year term, as long as the non-employee director remains on the Board. The DSU Awards will be automatically deferred under the Captaris, Inc. Deferred Compensation Plan for Non-employee Directors (the “NED Deferred Compensation Plan”) and will vest in full one year after the date of grant. The compensation expense associated with the NED Equity Program is included in our stock compensation expense.

Deferred Compensation Program

Effective upon shareholder approval of the 2006 Plan, the Board of Directors, upon recommendation of the Compensation Committee, also implemented the NED Deferred Compensation Plan, the purpose of which is to further long-term growth of the

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Company by allowing non-employee directors to defer receipt of certain compensation, keeping their financial interests aligned with the Company, and providing them with a long-term incentive to continue providing services. The NED Deferred Compensation Plan is administered by the Compensation Committee of the Board of Directors.

Directors who are not also employees of the Company or its affiliates are eligible to participate in the NED Deferred Compensation Plan. Non-employee directors may elect to defer receipt of 25%, 50%, 75% or 100% of any cash compensation paid to the non-employee director for his or her service on the Board of Directors or any committee of the Board of Directors. Cash compensation deferred will be credited to the non-employee director’s account as of the date on which it would have been paid had it not been deferred, and will be deemed to be invested in our common stock at a value equal to the closing price of our common stock on such date. A non-employee director will be fully vested in that portion of his or her account attributable to deferred cash compensation at all times. In general, a non-employee director’s vested account balance will be distributed in a lump sum as soon as administratively practicable after his or her separation from service on the Board of Directors. The compensation expense associated with the NED Deferred Compensation Plan is included in our compensation expense.

The 2000 Plan

Upon the adoption of the 2006 Plan on June 8, 2006, no further awards will be granted under the Captaris, Inc. 2000 Non-Officer Employee Stock Compensation Plan (the “2000 Plan”), which resulted in a reduction in the number of options available for grant by 935,609 shares. Under the 2000 Plan, options generally were granted at the fair market value of our common stock at the date of grant and generally vest over four years. Options under the 2000 Plan have a term of ten years from the date of grant and vest at the rate of 25% after one year and 2.0833% per month thereafter. As of June 30, 2006, there were 2,567,913 options outstanding under the 2000 plan.

Stock-Based Compensation Expense.

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

We adopted SFAS No. 123R using the modified prospective transition method. Under this transition method, compensation cost recognized for the quarter and six months ended June 30, 2006 includes: a) compensation cost for all share-based compensation granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and b) compensation cost for all share-based compensation granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

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

Included in our stock-based compensation are expenses relating to both our stock options and our deferred stock units. The amount of stock-based compensation expense, net of forfeitures, recognized in the second quarter and first six months of 2006 related to stock options and deferred stock units was $151,000 and $241,000, respectively, of which $65,000 and $152,000, respectively, related to options granted prior to January 1, 2006. Total unamortized compensation expense at June 30, 2006 was $1.5 million, net of estimated forfeitures, which will be recognized over a weighted average period of approximately two years. In the second quarter of 2005, we recognized a stock-based compensation expense of $15,000, and in the first six months of 2005 we recognized a stock-based compensation benefit of $180,000.

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

The accelerated vesting eliminated future compensation expenses that we would otherwise recognize in our financial statements with respect to these options as a result of adopting of SFAS No. 123R. In accordance with APB No. 25 and FASB Interpretation No. 44, no compensation expense was recorded within the financial statements as a result of this modification in 2005 because the options had an intrinsic value of $0.00 on the date of the modification due to the exercise price being in excess of the current market price of the stock. Had the options not been accelerated, the unamortized fair value-based compensation expense for these options at January 1, 2006 would have been recorded in 2006 through 2009, under vesting schedules in place prior to the acceleration, and would have been approximately $1.4 million, net of estimated forfeitures. Option expense recorded in the second quarter and first six months of 2006 would have increased by approximately $151,000 and $362,000, respectively, net of estimated forfeitures.

During the second quarter of 2001, we offered a limited non-compulsory exchange of employee stock options on a less than one-for-one basis. The exchange (which closed on July 10, 2001) resulted in the voluntary cancellation of employee stock options to purchase 3,135,720 shares of our common stock with varying exercise prices greater than $10.00 per share in exchange for 1,286,790 employee stock options with an exercise price of $2.11. The option exchange offer resulted in variable accounting treatment for a total of 1,993,250 options, representing the 1,286,790 new options granted in the exchange as well as all employee options modified during the year. Variable accounting treatment results in charges or credits recorded to stock based compensation, depending on fluctuations in quoted prices for our common stock and the number of stock options subject to variable accounting. As of January 1, 2006, charges or benefits related to these fully vested options subject to variable accounting ceased due to the adoption of SFAS No. 123R.

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

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Valuation of acquired businesses, assets and liabilities. Our business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. As of June 30, 2006 our goodwill and intangible assets, net of accumulated amortization, were $40.8 million. The determination of the fair value of such intangible assets and goodwill is a critical and complex consideration that involves significant assumptions and estimates. These assumptions and estimates are based on our best judgments and could materially affect our financial condition and results of operations.

Valuation of inventory at lower of cost or market value. Due to rapid changes in technology, it is possible that older products in inventory may become obsolete or that we may sell these products below cost. At the time we determine that the carrying value of inventories is not recoverable, we write-down inventories to market value. If actual market conditions are less favorable than we project, inventory write-downs may be required, which may have a material adverse effect on our financial results.

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

Impairment of equipment, leasehold improvements, long-lived assets and other intangible assets. We periodically review long-lived assets, other intangibles and product lines that we are more likely than not to sell or otherwise dispose of before the end of the asset’s previously estimated useful life to determine if there is any impairment of these assets. We assess the impairment of these assets, or the need to accelerate amortization, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our long-lived assets and other intangibles. We determined that no impairment indicators occurred during the first half of 2006; therefore, we have not evaluated our intangible assets for impairment as of June 30, 2006. Future events could cause us to conclude that impairment indicators exist and that the assets should be reviewed to determine their fair value. We assess the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Fair value is generally determined based on a valuation process that provides an estimate of a fair value of these assets using a discounted cash flow model, which includes many assumptions and estimates. Once the valuation is determined, we will

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

write-down these assets to their determined fair value, if necessary. Any write-down could have a material adverse effect on our financial condition and results of operations.

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

Results of Operations

Net Revenue

We derive net revenue primarily from licensing software as well as follow-on sales of add-on software modules, hardware and the sale of maintenance and support agreements and professional services. We continue to resell fax boards with a significant number of our software product sales and our margin on hardware sales is significantly less than the margin on our software and maintenance and support agreements.

	Quarter Ended June 30,			Six months Ended June 30,
	2006	% Change from 2005	2005	2006	% Change from 2005	2005
	(in thousands)			(in thousands)
Software revenue	$8,230	1.6%	$8,102	$15,517	4.6%	$14,839
Maintenance, support and services revenue	9,000	15.2%	7,812	17,308	13.7%	15,216
Hardware revenue	5,400	1.9%	5,301	9,378	(5.3%)	9,907

Net revenue	$22,630	6.7%	$21,215	$42,203	5.6%	$39,962

Revenue for the quarter and six months ended June 30, 2006 was $22.6 million and $42.2 million, respectively, and represented an increase over the prior quarter and six months ended June 30, 2005 of approximately 6.7% and 5.6%, respectively. These increases were due primarily to the continuing growth of maintenance and support revenue.

Software revenue was $8.2 million and $15.5 million for the quarter and six months ended June 30, 2006 and increased approximately 1.6% and 4.6%, respectively, over the same periods of 2005. The increase in software revenue was primarily due to the volume of RightFax and Workflow licenses sold.

Maintenance, support and services revenue increased approximately 15.2% over the second quarter of 2005 and 13.7% over the first six months of 2005 and represented approximately 39.8% and 41.0% of total revenue for the second quarter and six months ended June 30, 2006, respectively compared to 36.8% and 38.1% for the same periods in 2005. The increase in maintenance, support and services revenue was primarily due to an increase in the volume of maintenance and support agreements sold.

Hardware revenue increased approximately 1.9% for the second quarter ended June 30, 2006 and decreased 5.3% for the six months ended June 30, 2006 over the same periods in 2005, primarily due to several large transactions, which occurred in the first six months of 2005. Hardware revenue can vary from period to period depending on the mix of customers’ needs and number of software licenses sold.

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

	Quarter Ended June 30,			Six Months Ended June 30,
	2006	% Change from 2005	2005	2006	% Change from 2005	2005
	(in thousands)			(in thousands)
RightFax revenue	19,027	6.8%	$17,819	35,545	5.4%	$33,722
Newer products	3,603	6.1%	3,396	6,658	6.7%	6,240

Net revenue	$22,630	6.7%	$21,215	$42,203	5.6%	$39,962

On a product line basis, revenue from our RightFax product line increased 6.8% and 5.4% in the quarter and six months ended June 30, 2006, respectively, over the same period of 2005. These increases were due primarily to an increase in the volume of maintenance and support agreements sold. Revenue from our newer product lines—Alchemy Document Management and Workflow, increased 6.1 % and 6.7% in the quarter and six months ended June 30, 2006, respectively, over the same periods of 2005. These increases were due primarily to the increase in volume of Workflow licenses sold, and were partially offset by a decrease in revenue from our Alchemy Document Management product line. This decrease was due primarily to lower than expected performance from our traditional Alchemy Document Management partners, which were added with our acquisition in 2004.

Included in RightFax revenue for the six months ended June 30, 2006, was $750,000 received pursuant to a strategic license arrangement with Xpedite. This strategic license arrangement began in September 2003. In accordance with this arrangement, Xpedite agreed to pay a minimum of $2.0 million over a three-year period for a license to use and resell our fax-to-mail technology. In September 2004 we recognized $250,000 of revenue in connection with this arrangement but due to a dispute with Xpedite we did not record any revenue in 2005 relating to this arrangement. In February 2006, we resolved the dispute regarding the revenue for 2005. As a result, in the first quarter of 2006, we recorded $750,000 of revenue related to the 2005 commitment. During the third quarter we expect an additional $1.0 million from Xpedite.

International revenue as a percent of total revenue for the second quarter and six months ended June 30, 2006 was approximately 25.9% and 24.7%, respectively, compared to 23.1% and 23.1%, respectively, in the same periods of 2005. Trends for revenue from international customers were generally consistent with the overall revenue trends for Captaris. In the second quarter and six months ended June 30, 2006, international software revenue as a percent of total revenue was 12.7% and 12.0%, respectively, maintenance, support and services revenue as a percent of total revenue was 6.2% and 6.6%, respectively, and hardware revenue as a percent of total revenue, was 7.0% and 6.1%, respectively, compared to 11.3% and 11.5%, 6.4% and 6.0%, and 5.5% and 5.6%, respectively, in the same periods of 2005.

We anticipate revenue will continue to grow modestly in the next two quarters due to the seasonality of our revenue, as well as increase over the corresponding third and fourth quarters of 2005. A portion of revenue is derived from strategic license arrangements and this revenue is difficult to predict and has inherent fluctuations based on the partner’s own business cycle which may or may not correlate with our business cycle.

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

	Quarter Ended June 30,			Six Months Ended June 30,
	2006	Change from 2005	2005	2006	Change from 2005	2005
	(in thousands)			(in thousands)
Gross profit	$15,869	9.5%	$14,493	$29,789	10.7%	$26,920
Percentage of revenue	70.1%		68.3%	70.6%		67.4%

Our gross margins for the quarter and six months ended June 30, 2006 increased over the quarter and six months ended June 30, 2005, primarily due to decreased operating costs and to a favorable product mix with a larger percentage of our revenue from software and maintenance, support and services and less revenue from hardware. Hardware revenue has a lower gross margin

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

than software and maintenance, support and services revenue. Revenue received from our strategic partner relationships in the first six months of 2006 favorably impacted gross margin due to their relatively high gross margin. We anticipate our gross margin percentage for 2006 will continue to improve modestly over 2005.

Research and Development

Research and development expenses consist of the salaries and related benefits for our product development personnel, prototype materials and expenses related to the development of new and improved products, facilities and depreciation expenses.

	Quarter Ended June 30,			Six Months Ended June 30,
	2006	Change from 2005	2005	2006	Change from 2005	2005
	(in thousands)			(in thousands)
Research and development	$3,189	(6.4%)	$3,408	$6,358	(5.8%)	$6,752
Percentage of revenue	14.1%		16.1%	15.1%		16.9%

For the quarter ended June 30, 2006, research and development expenses decreased $219,000, compared to the quarter ended June 30, 2005, primarily due to a reduction in salary expenses of approximately $176,000 resulting from the fourth quarter 2005 reorganization of our workforce, which includes a reduction of $86,000 in expenses associated with the minimum incentive plan obligation for certain Teamplate founders that was discontinued after the fourth quarter of 2005, and a decrease in contracted research and development cost of $59,000. This reduction was partially offset by an increase of $16,000 from other expenses.

For the six months ended June 30, 2006, research and development expenses decreased $394,000 compared to the six months ended June 30, 2005, primarily due to a reduction in salary expenses of approximately $571,000 resulting from the fourth quarter 2005 reorganization of our workforce, which includes a reduction of $201,000 in expenses associated with the minimum incentive plan obligation for certain Teamplate founders that was discontinued after the fourth quarter of 2005. This reduction was partially offset by an increase in consulting fees of $101,000 relating to contracted research and development expenses and an increase of $76,000 from stock-based compensation expenses due to the adoption of SFAS No. 123R.

We expect overall research and development expenses to be relatively consistent with the second quarter for the remaining quarters of 2006.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries and benefits, sales commissions, travel expenses and related facilities costs for our sales, business development, marketing and order management personnel. Selling expenses also include professional fees associated with partner development, as well as costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs.

	Quarter Ended June 30,			Six Months Ended June 30,
	2006	Change from 2005	2005	2006	Change from 2005	2005
	(in thousands)			(in thousands)
Selling and marketing	$8,676	1.3%	$8,562	$15,973	(2.5%)	$16,376
Percentage of revenue	38.3%		40.4%	37.8%		41.0%

The increase of $114,000 or 1.3% in selling and marketing expenses in the quarter ended June 30, 2006, compared to the quarter June 30, 2005, was primarily attributable to an increase of approximately $142,000 in selling and marketing expenses for our annual North American and International Partner Summits held in April, an increase of $133,000 in staffing costs for commissions resulting from increased revenue, and an increase of $24,000 from stock-based compensation expense from the adoption of SFAS No. 123R. These increases were partially offset by a reduction in expenses of $159,000 related to the minimum incentive plan obligation for certain Teamplate founders that was discontinued after the fourth quarter of 2005, and a $26,000 reduction of other expenses.

The decrease of $403,000 or 2.5% in selling and marketing expenses in the six months ended June 30, 2006, compared to the six months ended June 30, 2005, was primarily attributable to a reduction of $373,000 related to the minimum incentive plan

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

obligation for certain Teamplate founders that was discontinued after the fourth quarter of 2005, a reduction of approximately $357,000 in marketing and other development programs, and a reduction of $57,000 of other expenses. These decreases were partially offset by an increase in staffing cost of $252,000 attributable to increased commissions on higher revenues, and an increase of $132,000 from stock-based compensation expenses from the adoption of SFAS No. 123R.

We expect selling and marketing expenses to decrease the next two quarters due to reduced marketing expenses offset partially by increased commission expense, which is driven by an increase in expected revenue.

General and Administrative

General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities, and depreciation expenses.

	Quarter Ended June 30,			Six Months Ended June 30,
	2006	Change from 2005	2005	2006	Change from 2005	2005
	(in thousands)			(in thousands)
General and administrative	$3,902	(13.2%)	$4,495	$8,210	(13.3%)	$9,468
Percentage of revenue	17.2%		21.2%	19.5%		23.7%

The $593,000 decrease in general and administrative expenses in the quarter ended June 30, 2006 compared to the same period last year was due primarily to a $389,000 reduction in expenses for finance automation projects, a reduction of $224,000 in salaries, benefits and occupancy expenses related to a reduced staffing level and a reduction of approximately $130,000 in third-party consultants and outside audit services associated with our internal control audits. These decreases were partially offset by an increase of $102,000 from stock-based compensation expenses attributable to the adoption of SFAS No. 123R, and an increase of $48,000 of other expenses.

The $1.3 million decrease in general and administrative expenses in the six months ended June 30, 2006 compared to the six months ended June 30, 2005, was due primarily to a reduction of approximately $524,000 in third-party consultants and outside audit services associated with our internal control audits, a reduction of $464,000 in salaries, benefits and occupancy expenses related to a reduced staffing level, a $424,000 reduction in expenses for our finance automation projects, a reduction of approximately $335,000 in expenses associated with our annual financial statement audit and tax related work, and a $177,000 reduction in bad debt expense. These decreases were partially offset by an increase of approximately $428,000 in legal expenses, an increase of $195,000 from stock-based compensation expenses attributable to the adoption of SFAS No. 123R, and an increase of $43,000 of other expenses.

In the third and fourth quarters, we expect general and administrative expenses to be flat to a modest increase as we continue to invest in automating our back office systems as well as increased expenses relating to board expenses for stock-based compensation.

Amortization of Intangible Assets

Amortization of intangible assets is a result of the acquisitions in prior years of IMR, Teamplate and Infinite Technologies, in addition to amortization expense associated with two nonexclusive license agreements with Syntellect and AudioFax. Amortization expense for acquired core technology and license agreements is recorded in cost of revenue and was $481,000 and $962,000 for the quarter and six months ended June 30, 2006, respectively, and $482,000 and $963,000 for the quarter and six months ended June 30, 2005, respectively. Amortization expense recorded in operating expenses related to the acquisitions was $354,000 and $708,000 for the quarter and six months ended June 30, 2006, respectively, and $454,000 and $908,000 for the quarter and six months ended June 30, 2005, respectively. The decrease in amortization expense in the quarter and six months ended 2006 compared to 2005 is due to certain intangible assets becoming fully amortized in 2005. We expect amortization expense for 2006 to continue to decrease slightly in 2006 from 2005 as certain intangible assets become fully amortized.

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

Other Income, Net

Other income, net, consists primarily of investment income and foreign currency transaction gains and losses. For the quarter and six months ended June 30, 2006, net other income was $372,000 and $822,000, respectively and $259,000 and $426,000, respectively, for the same periods last year. The increase in interest income for the quarter ended June 30, 2006 was primarily due to higher interest earned on our investment balances. The increase in net other income for the six months ended June 30, 2006 was primarily a result of an increase in interest income received from a strategic license arrangement transaction, as well as, a higher earned interest rate on our invested balances. Assuming interest rates remain constant and excluding the interest received from the strategic license arrangement transaction, we expect interest income to increase slightly in the next two quarters due to the higher interest rates on larger investment balances.

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

Our effective tax rates differ from the statutory rate primarily due to state income taxes, foreign income taxes, tax exempt interest income and accruals for certain tax exposures discussed above. We recorded an income tax provision of $87,000 and an income tax benefit of $754,000 in the quarters ended June 30, 2006 and 2005, respectively, on income from continuing operations. In addition, we recorded an income tax provision of $296,000 and an income tax benefit of $1.8 million, respectively, on income from continuing operations for the six months ended June 30, 2006 and 2005. For the quarter ended June 30, 2006, we recorded additional income tax expense of approximately $49,000 related to a change in estimate of our blended effective state tax rate. In addition, in the first quarter of 2006, we recorded additional federal income tax expense of approximately $138,000 on state net operating loss carry forwards. We expect our effective tax rate for the remainder of 2006 to range from approximately 30% to 31%.

At June 30, 2006, we have available unused net operating losses that may be applied against future taxable income of approximately $20.8 million. These net operating losses consist of international losses of $3.6 million that do not expire, Federal losses of $10.8 million that expire from 2019 up to 2026, and State losses of $6.4 million that expire from 2006 up to 2023. We believe that there is sufficient positive evidence to support our conclusion not to record a valuation allowance against these net operating losses. We believe that we will utilize the loss carry forwards in the future because: (1) we have had a history of pre-tax income, (2) in 2003, we sold a product that generated losses, and (3) the IRC Section 382 limitation for the acquired net operating loss of Information Management Research, Inc. of $12.5 million covers five years which is well within the statute of limitations for these losses.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, short-term investments available-for-sale and long-term investments available-for-sale. Our portfolio consists primarily of money market funds, adjustable rate mortgage-backed securities, and municipal and U.S. government agency-backed securities. At June 30, 2006, cash and cash equivalents and investment balances totaled $56.4 million, an increase of $4.9 million from December 31, 2005. This increase was due primarily

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

to net cash flow provided by operations of $6.4 million, and proceeds of $1.0 million from the exercise of employee stock options and related excess tax benefits of $233,000. These increases in cash were partially offset by the repurchase of our common stock of $2.4 million and capital purchases of $426,000, which consisted primarily of technology infrastructure and equipment, as well as leasehold improvements.

Cash flow provided by operations during the first six months of 2006 was $6.4 million compared to cash used of $677,000 during the first six months of 2005. This increase in cash provided was primarily attributable to improved profitability and increased collections of accounts receivable in the first six months of 2006 compared to 2005.

Cash used in investing activities during the first six months of 2006 was $4.7 million, consisting primarily of purchases of marketable securities and capital equipment, partially offset by proceeds from maturities and sales of marketable securities. Net cash used in investing activities for the six months ended June 30, 2005 was $868,000, consisting primarily of purchases of marketable securities and capital equipment, partially offset by proceeds from maturities and sales of marketable securities. The increase in cash used in investing activities was due primarily to an increase in purchases of marketable securities offset by lower purchases of capital assets. Capital asset purchases in the first six months of 2006 were $426,000 compared to $1.6 million in the first six months of 2005.

Cash used in financing activities during the first six months of 2006 was $1.1 million compared to cash used in financing activities of $2.9 million in the first six months of 2005. In the first six months of 2006 we repurchased 553,746 shares of our common stock for $2.4 million under our repurchase program. This was partially offset by cash provided from the exercise of stock options through our employee stock option plans of $1.0 million, as well as $233,000 related to excess tax benefits from stock-based compensation. We repurchased 781,074 shares of our common stock for $3.0 million in the first six months of 2005. We received $89,000 of proceeds from the exercise of employee stock options in the first six months of 2005.

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

Recent Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN No. 48”), which clarifies the accounting for and disclosure of uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN No. 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN No. 48 on our financial position and results of operations.

Subsequent Event

On July 15, 2006, in an effort to improve the cost effectiveness and efficiency of our support operations, we centralized our international Technical Support Group. These changes primarily included a reduction in our workforce and, as a result, we will record a charge of approximately $243,000 for severance payments made in the third quarter of 2006. We will record $232,000 in cost of revenue and $11,000 in selling and marketing expenses.

CAPTARIS, INC.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, changes in interest rate and foreign currency exchange rates, each of which could adversely affect the value of our investments. We do not currently use derivative financial instruments to hedge this risk.

Interest rate risk

We maintain an investment portfolio consisting primarily of investment grade interest bearing securities. These securities are classified as “available-for-sale” securities. The interest bearing securities in our portfolio are subject to interest rate risk and will fall in value if market interest rates increase. Conversely, declines in interest rates could have a material impact on interest earnings of our investment portfolio. If market interest rates were to increase immediately and uniformly by 100 basis points from levels at June 30, 2006, the decline in the fair value of the portfolio would be approximately $166,000. Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results, financial condition or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.

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

We performed a sensitivity analysis assuming a hypothetical 10.0% adverse movement in foreign exchange rates to the underlying foreign currency exposures described above. The sensitivity analysis indicated that a hypothetical 10.0% adverse movement in foreign currency exchange rates would result in a $341,000 loss in fair values of foreign currency denominated assets and liabilities at June 30, 2006.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, Captaris has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2006, the end of the period covered by this report. Based upon that evaluation, the chief executive officer and chief financial officer concluded that these disclosure controls and procedures are effective.

There have been no changes in Captaris’ internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, Captaris’ internal control over financial reporting.

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

On January 30, 2006, the court in Melrose preliminarily approved a settlement between the plaintiffs and Melrose. Under the settlement agreement, Melrose and its insurers will pay the plaintiff-class between $500,000 and $2.4 million depending on the resolution of certain issues between Melrose and its insurer St. Paul. Under the settlement, the plaintiff-class will release Captaris and MediaTel from any further litigation relating to Melrose facsimiles. However, Melrose retains its right to pursue its claims for contribution against Captaris and MediaTel. The potential liability of Captaris to Melrose would be the ultimate amount of the settlement paid to the settlement class, its attorneys and administrative costs. The trial court entered final approval of the class settlement on July 28, 2006.

In Mediterranean, class discovery closed on March 31, 2006. Defendants have filed a motion for summary judgment. Plaintiff has responded and a hearing on summary judgment is scheduled for August 29, 2006.

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

Item 1A. RISK FACTORS

There have been no material changes from the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 9, 2006. In addition, we note the following additional risk with respect to our Workflow product:

Our Workflow product runs exclusively on the Microsoft .NET platform.

Our Workflow product runs exclusively on the Microsoft .NET platform. Thus, we are subject to certain risks associated with the use of the Microsoft .NET platform. These risks include, but are not limited to, the following:

•	The Microsoft .NET platform may not become or continue to be a widely accepted industry standard.

•	Microsoft may not continue its commitment to enhancing and marketing the .NET platform.

•	We may not be successful in continuing to develop the Workflow product in connection with the Microsoft .NET platform.

•	Changes in the .NET platform may affect our development of the Workflow product, including our ability to timely make necessary updates to the Workflow product for our customers based on changes to the Microsoft .NET platform.

If any of the foregoing occurs, our Workflow product may become obsolete or sales of Workflow may be negatively impacted, which may adversely impact our revenue and operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Pursuant to a stock repurchase plan approved by our Board of Directors, during the quarter ended June 30, 2006, we repurchased 336,791 of our common shares for $1.5 million. During the six months ended June 30, 2005, we repurchased 553,746 of our common shares for $2.4 million. In April 2006, the Board of Directors approved a $5.8 million increase to our stock repurchase program bringing the total cash available for repurchase to approximately $15.0 million. At June 30, 2006, approximately $13.5 million was available under our repurchase program.

The following table summarizes information regarding shares repurchased during the quarter ended June 30, 2006.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Repurchase Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
April 1 through 30, 2006	—	—	—	$15,000,000
May 1 through 31, 2006	189,741	$4.40	189,741	14,164,540
June 1 through 30, 2006	147,050	$4.52	147,050	13,500,041

Three months ended June 30, 2006	336,791	$4.45	336,791	$13,500,041

On June 8, 2006, our Board of Directors authorized us to enter into a Rule 10b5-1 plan to facilitate the repurchase of our common shares in accordance with our previously announced stock repurchase program. A Rule 10b5-1 repurchase plan will allow the purchase of our common shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods. We anticipate that transactions under the Rule 10b5-1 repurchase plan will begin, subject to the parameters of the plan, on September 18, 2006, the first trading day after the open trading window closes in the third quarter.

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

The Annual Meeting of Shareholders of Captaris, Inc. was held on June 8, 2006 (the “Annual Meeting”). A total of 25,683,305 shares of the Company’s common stock were represented in person or by proxy at the meeting, which comprised of 90.81% of the total number of shares of the Company’s common stock outstanding on March 31, 2006, the record date for the meeting.

At the meeting, David P. Anastasi, Daniel R. Lyle and Thomas M. Murnane were elected to serve as directors of the Company for terms described in the proxy statement relating to the meeting or until their earlier retirement, resignation or removal. The vote was as follows:

Name	For	Withheld
David P. Anastasi	20,964,946	4,718,359
Daniel R. Lyle	22,300,244	3,383,061
Thomas M. Murnane	21,964,621	3,718,684

In addition, the shareholders of the Company approved the proposal to ratify the appointment of Moss Adams LLP as the Company’s independent registered public accounting firm for 2006. The vote approving the ratification was as follows:

For	Against	Abstain
23,755,524	89,243	1,838,538

There were no broker non-votes in the election of directors or the ratification of the appointment of Moss Adams LLP since brokers who hold shares for the accounts of the clients have discretionary authority to vote such shares with respect to such matters.

At the Annual Meeting, the shareholders of the Company also approved the Captaris, Inc. 2006 Equity Incentive Plan (the “2006 Plan”), which amended and restated the Captaris, Inc. 1989 Restated Stock Option Plan. A summary of the 2006 Plan and a copy of the 2006 Plan are set forth in the Company’s definitive proxy statement for the Annual Meeting filed with the Securities and Exchange Commission on April 14, 2006. The vote approving the 2006 Plan was as follows:

For	Against	Abstain	Broker Non-Votes
13,731,537	5,711,717	711,718	5,528,333

Item 6.	EXHIBITS

Exhibits
10.1*	Captaris, Inc. 2006 Equity Incentive Plan (incorporated by reference to Appendix A to the definitive proxy statement filed by the Company on April 14, 2006)

10.2*	Terms of Equity Grant Program for Nonemployee Directors Under the Captaris, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the current report filed on Form 8-K filed by the Company on June 9, 2006)

10.3*	Captaris, Inc. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the current report filed on Form 8-K filed by the Company on June 9, 2006)

10.4*	Form of Stock Option Grant Notice for Executive Officers and Directors under the Captaris, Inc. 2006 Equity Incentive Plan (filed herewith)

31.1	Rule 13a-14(a) Certification (Chief Executive Officer)

31.2	Rule 13a-14(a) Certification (Chief Financial Officer)

32.1	Section 1350 Certification (Chief Executive Officer)

32.2	Section 1350 Certification (Chief Financial Officer)

*	Management contract or compensatory plan or arrangement.

CAPTARIS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of August 2006.

CAPTARIS, INC.

By:	/s/ Peter Papano
Peter Papano Chief Financial Officer, Treasurer