Form 10-Q
period 2006-09-30
CAPTARIS INC
filed 2006-11-03
CIK 931784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

The number of outstanding shares of the registrant’s common stock as of November 1, 2006 was 27,034,419.

CAPTARIS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2006

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

More information about factors that potentially could affect Captaris’ financial results is included under Item 1A “Risk Factors” in our most recent Annual Report on Form 10-K and in other Quarterly Reports on Form 10-Q filed by us with the Securities and Exchange Commission in fiscal year 2006. Readers are cautioned not to place undue reliance upon these forward-looking statements that speak only as to the date of this report. Except as required by law, Captaris undertakes no obligation to update any forward-looking or other statements in this report whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CAPTARIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$8,578	$6,420
Short-term investments, available-for-sale	13,191	17,506
Accounts receivable, less allowances of $1,402 and $1,369	15,920	18,776
Inventories	796	534
Prepaid expenses and other	2,724	1,759
Deferred tax assets and income tax receivable	2,229	4,141

Total current assets	43,438	49,136
Long-term investments, available-for-sale	35,108	27,601
Restricted cash	1,000	1,000
Long-term assets	297	337
Equipment and leasehold improvements, net	4,308	6,200
Intangible assets, net	7,263	9,767
Goodwill	32,741	32,313
Deferred tax assets, net	4,366	4,849

Total assets	$128,521	$131,203

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,896	$4,665
Accrued compensation and benefits	3,829	3,764
Other accrued liabilities	1,966	2,390
Income taxes payable	165	80
Deferred revenue	19,003	18,104

Total current liabilities	28,859	29,003

Accrued liabilities – noncurrent	315	317
Deferred revenue – noncurrent	4,791	4,104

Total liabilities	33,965	33,424

Commitments and contingencies (Note 5)
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 2,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 120,000 shares authorized; 27,205 and 28,367 outstanding, respectively	272	284
Additional paid-in capital	45,090	50,835
Retained earnings	47,545	45,809
Accumulated other comprehensive income	1,649	851

Total shareholders’ equity	94,556	97,779

Total liabilities and shareholders’ equity	$128,521	$131,203

See the accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenue:
Software revenue	$9,647	$8,331	$25,164	$23,169
Maintenance, support and services revenue	9,385	8,192	26,693	23,408
Hardware revenue	5,528	5,232	14,906	15,140

Net revenue	24,560	21,755	66,763	61,717
Cost of revenue	7,441	6,608	19,855	19,650

Gross profit	17,119	15,147	46,908	42,067
Operating expenses:
Research and development	3,029	3,476	9,387	10,228
Selling and marketing	7,806	8,830	23,779	25,206
General and administrative	3,929	4,623	12,139	14,091
Amortization of intangible assets	354	454	1,062	1,362
Gain on sale of discontinued product line CallXpress (Note 7)	—	—	(1,000)	(1,000)

Total operating expenses	15,118	17,383	45,367	49,887
Operating income (loss)	2,001	(2,236)	1,541	(7,820)
Other income (expense):
Interest	481	281	1,394	835
Other, net	(146)	(82)	(237)	(210)

Other income, net	335	199	1,157	625
Income (loss) from continuing operations before income tax expense (benefit)	2,336	(2,037)	2,698	(7,195)
Income tax expense (benefit)	693	(1,343)	989	(3,137)

Income (loss) from continuing operations	1,643	(694)	1,709	(4,058)
Discontinued operations:
Gain (loss) on sale of MediaTel assets, net of income tax expense (benefit) of ($11), $3, $17 and $23, respectively	(16)	5	27	35

Income (loss) from discontinued operations	(16)	5	27	35

Net income (loss)	$1,627	$(689)	$1,736	$(4,023)

Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.06	$(0.02)	$0.06	$(0.14)
Income (loss) from discontinued operations	(0.00)	0.00	0.00	0.00

Net income (loss)	$0.06	$(0.02)	$0.06	$(0.14)

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.06	$(0.02)	$0.06	$(0.14)
Income (loss) from discontinued operations	(0.00)	0.00	0.00	0.00

Net income (loss)	$0.06	$(0.02)	$0.06	$(0.14)

Weighted average basic common shares	27,859	29,056	28,131	29,077
Weighted average diluted common shares	28,472	29.056	28,617	29,077

See the accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$1,736	$(4,023)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,407	2,607
Amortization	2,505	2,806
Stock-based compensation expense (benefit)	476	(239)
Provision for doubtful accounts	113	438
Loss (gain) on disposition of equipment	55	(19)
Changes in assets and liabilities:
Accounts receivable	3,046	1,238
Inventories	(187)	245
Prepaid expenses and other assets	(916)	(551)
Deferred income tax assets, net and taxes receivable	3,070	(2,693)
Accounts payable	(802)	(2,211)
Accrued compensation and benefits	70	(194)
Other accrued liabilities	(466)	673
Income taxes payable and deferred tax liabilities	(647)	(23)
Deferred revenue	1,586	1,772

Net cash provided by (used in) operating activities	12,046	(174)
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(530)	(2,646)
Purchase of investments	(51,965)	(44,002)
Purchase of businesses, net of cash acquired	—	2
Proceeds from disposals of fixed assets	7	25
Proceeds from sales and maturities of investments	48,878	48,446

Net cash provided by (used in) investing activities	(3,610)	1,825
Cash flows from financing activities:
Proceeds from exercise of common stock options	1,250	362
Repurchase of common stock	(7,754)	(4,442)
Excess tax benefits from stock-based compensation	271	—

Net cash used in financing activities	(6,233)	(4,080)

Net increase (decrease) in cash	2,203	(2,429)
Effect of exchange rate changes on cash	(45)	20
Cash and cash equivalents at beginning of period	6,420	7,563

Cash and cash equivalents at end of period	$8,578	$5,154

Supplemental disclosures:
Cash paid during the period for income taxes	$129	$335

See the accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity	Total Comprehensive Income
Balance at December 31, 2005	28,366,988	$284	$50,835	$851	$45,809	$97,779	$—
Exercise of common stock options	387,054	4	1,246	—	—	1,250	—
Repurchase of common stock	(1,549,506)	(16)	(7,738)	—	—	(7,754)	—
Stock-based compensation expense	—	—	476	—	—	476	—
Tax benefit from stock-based compensation	—	—	271	—	—	271	—
Unrealized gain on investments, net of income tax expense of $49	—	—	—	105	—	105	105
Foreign currency translation adjustment	—	—	—	693	—	693	693
Net income	—	—	—	—	1,736	1,736	1,736

Balance at September 30, 2006	27,204,536	$272	$45,090	$1,649	$47,545	$94,556	$2,534

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

Basis of Presentation and Preparation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2006, and December 31, 2005, and for the quarter and nine months ended September 30, 2006 and 2005, have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted for interim financial information in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments and accruals, necessary for a fair presentation of our financial condition, results of operations and cash flows for the periods indicated.

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

Consulting services are customarily billed at fixed rates, plus out-of-pocket expenses and revenue is recognized when the consulting services have been completed. However, if it is determined that a consulting engagement will be unprofitable, we recognize the loss at the time of such determination. Training revenue is recognized when the training is completed.

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

The 2006 Equity Incentive Plan (formerly the 1989 Plan)

On June 8, 2006, at the 2006 Annual Meeting of Shareholders of Captaris, Inc., our shareholders approved the Captaris, Inc. 2006 Equity Incentive Plan (the “2006 Plan”), which amended and restated the Captaris, Inc. 1989 Restated Stock Option Plan (the “1989 Plan”) to, among other things, expand the types of awards available for grant to include, in addition to stock options,

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

(unaudited)

stock appreciation rights, stock awards, restricted stock, restricted stock units and other stock or cash-based awards. The 2006 Plan authorizes the issuance of up to 12,900,000 shares of Captaris common stock, the same number authorized under the 1989 Plan. The 2006 Plan did not authorize any new additional shares. The options under the 2006 Plan are generally granted at an exercise price of the average of the high and low market value of our common stock on the date of grant, and generally vest over four years. They have a term of one to ten years from the date of grant and vest at the rate of 25% after one year and 2.0833% per month thereafter. As of September 30, 2006, there were 2,545,515 options outstanding pursuant to the 2006 Plan. In the quarter and nine months ended September 30, 2006, we granted 10,904 and 446,640 stock options and awards under the 2006 Plan, respectively.

Equity Grant Program for Non-employee Directors

Effective upon shareholder approval of the 2006 Plan, the Board of Directors, upon recommendation of the Compensation Committee, implemented the Terms of Equity Grant Program for Non-employee Directors (the “NED Equity Program”) under the 2006 Plan. The NED Equity Program provides for: 1) initial and annual stock option grants with a Black-Scholes or binomial (whichever method is then being used by the Company to value its stock options for financial reporting purposes) value of $10,000 on the date of grant; and 2) initial and annual restricted deferred stock unit awards (“DSU Awards”) with a $25,000 value based on the fair market value which we currently calculate using the average of the high and low stock price, as reported by NASDAQ, of our common stock on the date of grant. The stock options will vest in full one year after the date of grant and have a ten-year term, as long as the non-employee director remains on the Board. The DSU Awards will be automatically deferred under the Captaris, Inc. Deferred Compensation Plan for Non-employee Directors (the “NED Deferred Compensation Plan”) and will vest in full one year after the date of grant. The compensation expense associated with the NED Equity Program is included in our stock compensation expense.

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

The 2000 Plan

Upon the adoption of the 2006 Plan on June 8, 2006, no further awards will be granted under the Captaris, Inc. 2000 Non-Officer Employee Stock Compensation Plan (the “2000 Plan”), which resulted in a reduction in the number of options available for grant by 935,609 shares. Under the 2000 Plan, options generally were granted at the fair market value of our common stock at the date of grant and generally vest over four years. Options under the 2000 Plan have a term of ten years from the date of grant and vest at the rate of 25% after one year and 2.0833% per month thereafter. As of September 30, 2006, there were 2,469,988 options outstanding under the 2000 Plan. Prior to the adoption of the 2006 Plan, in the first six months of 2006, we granted 632,133 stock options under the 2000 Plan.

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

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

(unaudited)

and on an interim basis in certain circumstances. We conducted our annual assessment during the first quarter of 2006 and determined our goodwill at March 31, 2006, was not impaired.

Impairment of intangibles

We periodically review our intangibles that we are more likely than not to sell or otherwise dispose of before the end of the asset’s previously estimated useful life to determine if there is any impairment of these assets. We assess the impairment of these assets, or the need to accelerate amortization, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our intangibles. We determined that no impairment indicators occurred during the first nine months of 2006; therefore, we have not evaluated our intangible assets for impairment as of September 30, 2006. Future events could cause us to conclude that impairment indicators exist and that the assets should be reviewed to determine their fair value. We assess the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Fair value is generally determined based on a valuation process that provides an estimate of a fair value of these assets using a discounted cash flow model, which includes many assumptions and estimates. Once the valuation is determined, we will write-down these assets to their determined fair value, if necessary. Any write-down could have a material adverse effect on our financial condition and results of operations.

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

The following table sets forth the computation of basic and diluted income (loss) per common share:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Numerator:
Income (loss) from continuing operations	$1,643	$(694)	$1,709	$(4,058)
Income (loss) from discontinued operations	(16)	5	27	35

Net income (loss)	$1,627	$(689)	$1,736	$(4,023)

Denominator:
Weighted average shares outstanding – basic	27,859	29,056	28,131	29,077
Dilutive effect of common shares from stock options	613	—	486	—

Weighted average shares outstanding – diluted	28,472	29,056	28,617	29,077

Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.06	$(0.02)	$0.06	$(0.14)
Income (loss) from discontinued operations	(0.00)	0.00	0.00	0.00

Net income (loss)	$0.06	$(0.02)	$0.06	$(0.14)

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.06	$(0.02)	$0.06	$(0.14)
Income (loss) from discontinued operations	(0.00)	0.00	0.00	0.00

Net income (loss)	$0.06	$(0.02)	$0.06	$(0.14)

Due to the net loss from continuing operations in the quarter and nine months ended September 30, 2005, we excluded 182,193 and 226,706, respectively of common stock equivalents from the calculation of diluted loss per share because such securities were anti-dilutive in these periods. Employee stock options to purchase 3,692,207 shares and 4,445,060 shares in the

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

(unaudited)

quarters ended September 30, 2006 and 2005, respectively, and 3,871,194 and 3,734,156 in the nine months ended September 30, 2006 and 2005, respectively, were outstanding, but were not included in the computation of diluted income (loss) per share because the exercise price of the stock options was greater than the average share price of the common shares; therefore, the effect would have been anti-dilutive.

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

Revenue by geographic region, as determined by shipping destination, was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
North America	$19,167	$16,945	$50,929	$47,679
Europe	2,179	2,232	7,626	6,783
Asia Pacific	1,734	1,333	4,167	3,967
Rest of world	1,480	1,245	4,041	3,288

Total net revenue	$24,560	$21,755	$66,763	$61,717

Revenue from the rest of world consists primarily of sales to the Middle East, Africa, India and countries in the Latin America region. Revenue from the United States was $18.2 million and $48.5 million for the quarter and nine months ended September 30, 2006, respectively, and $15.9 million and $45.2 million for the quarter and nine months ended September 30, 2005, respectively.

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

We adopted SFAS No. 123R using the modified prospective transition method. Under this transition method, compensation cost recognized for the quarter and nine months ended September 30, 2006 includes: a) compensation cost for all stock-based compensation granted prior to, but not vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and b) compensation cost for all stock-based compensation granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

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

Included in our stock-based compensation are expenses relating to both our stock options and our deferred stock units. The amount of stock-based compensation expense, net of forfeitures, recognized in the third quarter and first nine months of 2006 related to stock options and deferred stock units was $235,000 and $476,000, respectively, of which $23,000 and $175,000, respectively, related to options granted prior to January 1, 2006. Total unamortized compensation expense at September 30, 2006 was $1.7 million, net of estimated forfeitures, which will be recognized over a weighted average period of two years.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

(unaudited)

The following table summarizes the allocation of stock-based compensation to our expense categories for the quarter and nine month periods ended September 30, 2006 and 2005:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Cost of revenue	$5	$(5)	$7	$(20)
Research and development	12	(20)	28	(72)
Selling and marketing	36	(27)	96	(108)
General and administrative	182	(7)	345	(39)

Total stock-based compensation expense (benefit)	$235	$(59)	$476	$(239)

In determining the fair value of stock options granted during the quarter and nine months ended September 30, 2006 and 2005, the following key assumptions were used in the Black-Scholes option pricing model:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.77%	3.98%	4.87%	3.64%
Expected volatility	47.4%	49.3%	53.9%	49.9%
Expected term	5.3	4.0	5. 3	3.0

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

Our stock price volatility and option lives involve our best estimates, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. SFAS No. 123R also requires that we recognize compensation expense for only the portion of options expected to vest; therefore, we applied an estimated forfeiture rate that we derived from historical employee termination behavior. If the actual number of forfeitures differs from our estimates, additional adjustments to compensation expense may be required in future periods.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

(unaudited)

The following table shows the pro forma effect on our net loss and net loss per share, had compensation expense been determined based on the fair value at the award grant date, in accordance with SFAS No. 123, for the quarter and nine months ended September 30, 2005.

	Quarter Ended September 30, 2005	Nine Months Ended September 30, 2005
	in thousands, except per share data
Net loss, as reported in prior periods (1)	$(689)	$(4,023)
Add back: Stock-based compensation benefit, as reported, net of tax of $24 and $89, respectively	(35)	(150)
Deduct: Stock-based compensation expense determined under the fair value based method for all awards, net of tax of $1.1 million and $1.4 million, respectively (2)	1,515	2,313

Pro forma net loss, including the effect of stock-based compensation expense	$(2,239)	$(6,486)

Basic and diluted net loss per share, as reported in prior periods (1)	$(0.02)	$(0.14)

Basic and diluted net loss per share, including the effect of stock-based compensation expense (3)	$(0.08)	$(0.22)

(1)	With the exception of a recognized benefit in the third quarter of 2005 and a benefit in the first nine months of 2005 for fully vested variable stock options in accordance with APB No. 25, net loss and net loss per share prior to fiscal 2006 did not include stock-based compensation expense for employee stock options under SFAS No. 123, because we did not adopt the optional recognition provisions of SFAS No. 123.

(2)	Stock-based compensation expense prior to 2006 is calculated based on the pro forma application of SFAS No. 123.

(3)	Net loss and net loss per share prior to 2006 represents pro forma information based on SFAS No. 123.

On September 1, 2005, our Compensation Committee and Board of Directors approved the acceleration of vesting of certain unvested stock options granted to our employees and officers under our stock option plans that have an exercise price greater than $3.73 per share, the closing price of our common stock on September 1, 2005. There were 241 employees affected by this modification. Options held by non-employee directors were not included in the acceleration. Previously unvested options to purchase 2.3 million shares of our common stock became immediately exercisable. The Board also imposed a holding period that requires all executive officers and certain other members of senior management to refrain from selling shares acquired upon the exercise of these options, other than shares needed to cover the exercise price and to satisfy withholding taxes and shares transferred by will or by the applicable laws of descent and distribution, until the date on which the exercise would have been permitted under the option’s original vesting terms.

The accelerated vesting eliminated future compensation expenses that we would otherwise recognize in our financial statements with respect to these options as a result of adopting SFAS No. 123R. In accordance with APB No. 25 and FASB Interpretation No. 44, no compensation expense was recorded within the financial statements as a result of this modification in 2005 because the options had an intrinsic value of $0.00 on the date of the modification due to the exercise price being in excess of the current market price of the stock. Had the options not been accelerated, the unamortized fair value-based compensation expense for these options at January 1, 2006, would have been $1.4 million, net of estimated forfeitures, compared to the post acceleration unamortized expense of $267,000, net of estimated forfeitures, and would have been expensed under vesting schedules in place prior to the acceleration and recorded in 2006 through 2009. Option expense recorded in the third quarter and first nine months of 2006 would have increased by $143,000 and $505,000, respectively, net of estimated forfeitures.

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

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

(unaudited)

Stock Options

Stock-based compensation expense related to stock options was $175,000 and $405,000 in the third quarter and first nine months of 2006, respectively, in accordance with SFAS No. 123R. In the third quarter and first nine months of 2005, we recognized a benefit of $59,000 and a benefit of $239,000, respectively, for fully vested variable stock options in accordance with APB No. 25. In accordance with the adoption of SFAS No. 123R in 2006, we ceased recording variable stock compensation expense for these fully vested options. At September 30, 2006, total unamortized deferred compensation costs related to stock options was $1.6 million, net of estimated forfeitures. Total unamortized deferred compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of two years.

A summary of the status of our stock option plans at September 30, 2006, and the changes during the nine months then ended, is presented in the following table:

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Beginning of period	4,925,070	5,884,768	$5.00
Granted (1)	(1,122,735)	1,034,811	4.48
Exercised	—	(387,054)	3.23
Cancelled	508,850	(508,850)	5.75
Forfeited	30,134	(30,134)	4.32
Expired	(982,758)	—	5.75

End of period	3,358,561	5,993,541	4.97

Vested and expected to vest at September 30, 2006		5,665,304	5.01

Exercisable at September 30, 2006		4,647,673	5.18

(1)	The difference in shares granted under options available for grant and number of options outstanding is due to deferred stock unit grants. In accordance with the 2006 Plan, each deferred stock unit granted is to be counted as two shares against the number of shares available for issuance.

During the third quarter and first nine months of 2006, we granted 7,500 and 1,034,811 options, respectively, with a weighted average Black-Scholes value of $2.49 per share and $2.38 per share, respectively. In the third quarter and first nine months of 2005, we granted 45,000 and 1,177,591 options with a weighted average Black-Scholes value of $1.58 and $1.49 per share respectively.

Information relating to stock options outstanding and stock options exercisable at September 30, 2006 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$1.80–$3.44	616,561	5.8	$2.74	464,485	$2.60
$3.51–$3.78	675,923	7.4	3.65	506,442	3.62
$3.82–$4.03	85,000	9.3	3.85	—	—
$4.10–$4.10	706,368	7.9	4.10	706,368	4.10
$4.32–$4.53	101,604	8.3	4.41	65,426	4.46
$4.54–$4.54	895,633	9.5	4.54	—	—
$4.86–$5.52	1,048,354	7.5	5.28	1,040,854	5.28
$5.53–$5.92	713,820	7.6	5.81	713,820	5.81
$5.94–$5.94	750,000	4.1	5.94	750,000	5.94
$6.70–$28.13	400,278	1.7	9.34	400,278	9.34

	5,993,541	6.9	$4.97	4,647,673	$5.18

The intrinsic value of options exercised during the third quarter of 2006 and 2005, was $121,000 and $96,000, respectively, and for the nine months ended September 30, 2006 and 2005 was $455,000 and $166,000, respectively. The aggregate intrinsic value of options outstanding, options vested and expected to vest and options exercisable as of September 30, 2006, were $6.7 million, $6.2 million and $4.6 million, respectively. The intrinsic value is calculated as the difference between the market value as of September 30, 2006 and the exercise price of the shares. The market value as of September 30, 2006 was $5.83, the average of the high and low stock price as reported by NASDAQ.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

(unaudited)

Deferred Stock Units

As of September 30, 2006, our non-vested deferred restricted units outstanding totaled 43,962 with a weighted averaged grant date fair value of $4.34 per share. Compensation expense related to deferred stock units was $60,000 and $71,000 for the three and nine months ended September 30, 2006, respectively.

Information related to non-vested deferred stock units at September 30, 2006 is as follows:

	Shares	Weighted Average Fair Value
Non-vested at beginning of period	—	$0.00
Granted	43,962	4.34
Exercised	—	0.00
Canceled	—	0.00

Outstanding at end of period	43,962	$4.34

Ending expected to vest	40,558	4.32

Ending exercisable	3,404	4.61

During the quarter ended September 30, 2006, we granted 3,404 deferred stock units with a weighted average Black-Scholes value of $4.61 per share. During the nine months ended September 30, 2006 we granted 43,962 deferred stock units with a weighted average Black-Scholes value of $4.34 per share. The aggregate intrinsic value of deferred stock units outstanding, vested or expected to vest and exercisable as of September 30, 2006, was $256,000, $236,000 and $20,000, respectively.

Total unamortized deferred compensation expense related to deferred stock units at September 30, 2006 was $120,000, net of estimated forfeitures, which will be recognized over a weighted average period of one year. We expect that 100% of the deferred stock units will vest in the third quarter of 2007.

4. Stock Repurchase Program

On June 8, 2006, our Board of Directors authorized us to enter into a Rule 10b5-1 plan to facilitate the repurchase of our common shares in accordance with our previously announced stock repurchase program. A Rule 10b5-1 repurchase plan allows the purchase of our common shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods. Transactions under the Rule 10b5-1 repurchase plan began, subject to the parameters of the plan, on September 18, 2006, the first trading day after our trading window closed in the third quarter.

Pursuant to a stock repurchase plan approved by our Board of Directors, during the quarter and nine months ended September 30, 2006, we repurchased 995,760 and 1,549,506 of our common shares for $5.4 million and $7.8 million, respectively. During the quarter and nine months ended September 30, 2005, we repurchased 377,500 and 1,158,574 shares of our common stock, respectively for $1.4 million and $4.4 million, respectively. As of November 1, 2006 we had acquired an additional 230,000 shares under our repurchase plan for $1.3 million.

At September 30, 2006, $8.1 million was available under our repurchase program. In October 2006, our Board of Directors approved an increase to its previously announced stock repurchase program, bringing the total cash available for repurchase to $15.0 million. We may repurchase shares in the future subject to overall market conditions, stock prices and our cash position and requirements going forward. The repurchase program will continue until the earlier of (a) such time when the maximum dollar amount authorized has been utilized or (b) our Board of Directors elects to discontinue the repurchase program.

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

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

(unaudited)

6. Other Comprehensive Income (Loss)

Total comprehensive income for the quarter ended September 30, 2006 was $1.8 million compared to a comprehensive loss of $253,000 for the quarter ended September 30, 2005. Total comprehensive income for the nine months ended September 30, 2006 was $2.5 million compared to a comprehensive loss of $3.8 million for the nine months ended September 30, 2005. The primary difference between net income (loss) as reported and comprehensive income (loss) are foreign currency translation adjustments.

7. Sale of CallXpress Product Line

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

8. Legal Proceedings

As reported in our Annual Report on Form 10-K for the year ended December 31, 2005 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006, Captaris has been involved in two ongoing lawsuits in Circuit Court in Cook County, Illinois. Both lawsuits were filed by Travel 100 Group, Inc. (“Travel 100”), one against Mediterranean Shipping Company (“Mediterranean”) and the other against The Melrose Hotel Company (“Melrose”). The complaints allege violations of the Telephone Consumer Protection Act in connection with the receipt of facsimile advertisements that were transmitted by MediaTel Corporation, a wholly owned subsidiary of Captaris, on behalf of travel service providers, including Mediterranean and Melrose. All of the assets of MediaTel were sold to a subsidiary of PTEK Holdings, Inc. on September 1, 2003.

Each of the Travel 100 complaints sought injunctive relief and unspecified damages and certification as a class action on behalf of Travel 100 and others similarly situated throughout the United States that received the facsimile advertisements. Both Mediterranean and Melrose named Captaris as a third-party defendant and asserted that, to the extent that they are liable, Captaris should be liable under theories of indemnification, contribution or breach of contract for any damages suffered by them. Both Captaris and MediaTel have denied any liability in the cases because, among other facts and defenses, MediaTel understood that the database and lists of travel agent recipients to whom faxes were sent had authorized that information could be sent to them by fax.

On July 28, 2006, the court in the Melrose case entered final approval of a settlement between the plaintiffs and Melrose. Under the settlement agreement, Melrose and its insurers will pay the plaintiff-class between $500,000 and $2.4 million depending on the resolution of certain issues between Melrose and its insurer St. Paul, and the plaintiff-class released the claims relating to Melrose facsimiles. Melrose retains its right to pursue its claims for contribution against Captaris and MediaTel. The potential liability of Captaris to Melrose would be the ultimate amount of the settlement paid to the settlement class, its attorneys and administrative costs.

On September 29, 2006, the court in the Mediterranean case granted summary judgment in favor of Mediterranean and Captaris and dismissed the case. In granting summary judgment, the court ruled that Travel 100 had invited the facsimile advertisements and there was no violation of the Telephone Consumer Protection Act. Travel 100 has filed a motion for reconsideration that will be heard by the court on November 8, 2006. If the motion is denied, Travel 100 has thirty days from the date of denial to appeal the summary judgment ruling. There can be no assurance that the motion for reconsideration will be denied or that the summary judgment ruling will not be appealed by Travel 100 or, if it is appealed, that we will be successful in defending the appeal.

We tendered these claims to our general liability insurance carrier and the carrier has agreed to pay defense costs. However, the carrier has reserved its rights to contest their duty to indemnify Captaris with respect to the Melrose and Mediterranean matters.

We intend to vigorously contest any liability in connection with the settlement of the Melrose case and to vigorously defend the motion for reconsideration, and any appeal of the Mediterranean summary judgment ruling. However, litigation is subject to numerous uncertainties and we are unable to predict the ultimate outcome of any of these matters. There is no guarantee that we will not be required to pay damages in respect of these cases in the future, either of which could materially and adversely affect our results of operations, cash flows and financial condition for the quarter or year in which any accrual is recorded or any damages are paid.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

(unaudited)

9. Income Taxes

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

Our effective tax rates differ from the statutory rate primarily due to state income taxes, foreign income tax, tax exempt interest income and accruals for certain tax exposures discussed above. In the third quarter of 2006 and 2005, we recorded an income tax provision of $693,000 and an income tax benefit of $1.3 million, respectively, on income (loss) from continuing operations. In addition, we recorded an income tax provision of $989,000 and an income tax benefit of $3.1 million, respectively, on income (loss) from continuing operations for the nine months ended September 30, 2006 and 2005. For the quarter ended September 30, 2006, we recorded an additional income tax benefit of $15,000 for a 2005 tax return true-up. For the quarter ended June 30, 2006, we recorded additional income tax expense of $49,000 related to a change in estimate of our blended effective state tax rate. In addition, in the first quarter of 2006, we recorded additional federal income tax expense of $138,000 on state net operating loss carry forwards. In the third quarter of 2006, we received a $1.8 million income tax refund that resulted from the carryback of our 2005 net operating loss.

At September 30, 2006, we have available unused net operating losses that may be applied against future taxable income of $16.6 million. These net operating losses consist of international losses of $3.3 million that do not expire, Federal losses of $7.5 million that expire from 2019 up to 2024, and State losses of $5.7 million that expire from 2006 up to 2022. We believe that there is sufficient positive evidence to support our conclusion not to record a valuation allowance against these net operating losses. We believe that we will utilize the loss carry forwards in the future because: (1) we have had a history of pre-tax income, (2) in 2003, we sold a product that generated losses, and (3) the Internal Revenue Code Section 382 limitation for the acquired net operating loss of Information Management Research, Inc. of $12.5 million covers five years which is well within the statute of limitations for these losses.

10. Recent Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), which clarifies the accounting for and disclosure of uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN No. 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN No. 48 on our financial position and results of operations.

In June 2006, the FASB issued Emerging Issues Tax Force (“EITF”) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). A consensus was reached that a company may adopt a policy for presenting taxes in the income statement on a gross or net basis. If taxes are significant, the entity should disclose its accounting policy of presenting taxes and the amounts included in revenue. We do not expect the adoption of this statement will have a material impact on our consolidated results of operations or financial condition.

In September 2006, the Security and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

(unaudited)

errors would not require previously filed reports to be amended. SAB No. 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. We are currently evaluating the impact of SAB No. 108 on our consolidated results of operations and financial position. We do not expect the adoption of SAB No. 108 will have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the impact of SFAS No. 157, but do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” “seek,” “target” or the negative of these terms or other terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined at the beginning of this report under “Forward-Looking Statements” and in Item 1A of our most recent Annual Report on Form 10-K and Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission. These factors may cause our actual results to differ materially from any forward-looking statements. Except as required by law, we undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Executive Summary

In the second quarter of 2006, we released RightFax 9.3 which improved server performance, enhanced user experience and improved administration capabilities. RightFax 9.3 is the first significant release of this product since November of 2004, when RightFax 9.0 introduced the new open database architecture. In the second quarter of 2006, we also released Alchemy Document Management 8.2 and Workflow 6.0. Alchemy Document Management 8.2 includes stronger document control and security, enhanced document history and auditing, a new software developer kit and expanded language support. Workflow 6.0 offers a complete workflow development system to enable organizations to standardize and automate business processes.

We derive net revenue primarily from licensing software as well as follow on sales of add-on software modules, incremental capacity and the sale of maintenance, support and service agreements, professional services and hardware. Revenue for the quarter and nine months ended September 30, 2006 was $24.6 million and $66.8 million, respectively, and represented an increase over the same periods in 2005 of 12.9% and 8.2%, respectively. The overall increase in revenue was due primarily to the continuing growth of maintenance, support and service revenue and an increase in the volume of software licenses sold, which we believe to be the result of increased customer deployments of RightFax throughout their organizations.

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Software revenue increased 15.8% and 8.6% in the quarter and nine months ended September 30, 2006, respectively, over the same periods of 2005. Maintenance, support and services revenue increased 14.6% and 14.0% over the third quarter and first nine months of 2005. Hardware revenue increased 5.7% for the third quarter ended September 30, 2006 compared to the third quarter of 2005 and decreased 1.5% for the nine months ended September 30, 2006 from the same period in 2005.

On a product line basis, revenue from our RightFax product line increased 15.7% and 9.0% in the quarter and nine months ended September 30, 2006, respectively, over the same periods of 2005. These increases were due primarily to an increase in the volume of software licenses resulting from what we believe to be increased capacity needs from existing customers as they further deploy RightFax, and maintenance and support agreements sold. Revenue from our newer product lines—Alchemy Document Management and Workflow, decreased 0.7 % in the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005 and increased 3.9% in the nine months ended September 30, 2006 over September 30, 2005. The decrease in our newer product lines for the third quarter of 2006 was primarily due to an increased focus on RightFax solution sales, which incorporates technology from our newer product lines. The increase in our newer product lines for the nine months ended September 30, 2006 was due primarily to the increase in volume of Workflow licenses sold, and was partially offset by a decrease in revenue from our Alchemy Document Management product line. This decrease in our Alchemy Document Management product line was due primarily to lower than expected performance from our traditional Alchemy Document Management partners, which were added with our acquisition in 2004.

During the third quarter of 2006 we received $1.0 million of revenue from a strategic license arrangement with Xpedite Systems, Inc. (“Xpedite”), in addition to $750,000 of revenue we received in the first quarter of 2006. A portion of our revenue is derived from strategic license arrangements and this revenue is difficult to predict and has inherent fluctuations based on the partner’s own business cycle which may or may not correlate with our business cycle.

We anticipate revenue will continue to grow in the next quarter due to seasonality of our revenue, which is generally highest in the fourth quarter of the year. We expect revenue to decrease in the first quarter of 2007 due to our seasonality pattern in which our revenue is generally the lowest in the first quarter of the year.

Gross margin was 69.7% in the third quarter of 2006 and remained consistent with the third quarter of 2005 gross margin of 69.6%. Gross margin was 70.3% for the nine months ended September 30, 2006 compared to 68.2% in the nine months ended September 30, 2005. Our third quarter margin is flat consistent with the same quarter a year ago primarily due to severance costs resulting from the consolidation of our international product support, and lower margins from a higher level of professional service revenue resulting from delivering more complex multi-product solutions. We anticipate our gross margin percentage for the remainder of 2006 to improve modestly over 2005.

Operating expenses decreased 13.0% and 9.1% in the quarter and nine months ended September 30, 2006, respectively, over the same periods in 2005. These decreases were due primarily to overall cost containment, a reduction in staffing and related cost and a reduction in legal and audit fees. We continue to focus on streamlining our operations in an effort to improve the cost effectiveness and efficiency of our operations.

Income from continuing operations was $1.6 million and $1.7 million for the quarter and nine months ended September 30, 2006, respectively, compared to losses of $694,000 and $4.1 million for the quarter and nine months ended September 30, 2005, respectively. The increase from the prior year periods was primarily attributable to increases in software and maintenance, support and services revenue, gross profit, as well as a reduction in operating expenses.

During the quarter ended September 30, 2006, we granted 7,500 options with a weighted average Black-Scholes value of $2.49 per share and 3,404 deferred stock units with a weighted average Black-Scholes value of $4.61 per share. These grants will result in $28,000 of expense net of forfeitures and will amortize on a straight-line basis over the next one to four years. During the nine months ended September 30, 2006 we granted 1,034,811 options with a weighted average Black-Scholes value of $2.38 per share and 43,962 deferred stock units with a weighted average Black-Scholes value of $4.34 per share. At September 30, 2006 total unamortized stock-based compensation expense was $1.7 million, net of estimated forfeitures, and will amortize on a straight line basis over the next one to four years.

Consolidated cash, cash equivalents and investments at September 30, 2006 totaled $56.9 million, up $5.4 million from December 31, 2005. This increase was due primarily to our net cash flow provided by operations of $12.0 million, which included $1.8 million in cash received from an income tax refund that resulted from the carryback of our 2005 net operating loss, proceeds of $1.3 million from the exercise of employee stock options and related excess tax benefits from stock options of $271,000. These increases in cash were partially offset by the repurchase of our common stock of $7.8 million and capital purchases of $530,000, which consisted primarily of technology infrastructure and equipment, as well as leasehold improvements. We anticipate capital spending will increase in the next three quarters due to installation of a new enterprise resource planning system and improvements to our communications infrastructure.

CAPTARIS, INC.

MANAGEMENT”S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

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

Consulting services are customarily billed at fixed rates, plus out-of-pocket expenses and revenue is recognized when the consulting services have been completed. However, if it is determined that a consulting engagement will be unprofitable, we recognize the loss at the time of such determination. Training revenue is recognized when the training is completed.

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

The 2006 Equity Incentive Plan (formerly the 1989 Plan)

On June 8, 2006, at the 2006 Annual Meeting of Shareholders of Captaris, Inc., our shareholders approved the Captaris, Inc. 2006 Equity Incentive Plan (the “2006 Plan”), which amended and restated the Captaris, Inc. 1989 Restated Stock Option Plan (the “1989 Plan”) to, among other things, expand the types of awards available for grant to include, in addition to stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and other stock or cash-based awards. The 2006 Plan authorizes the issuance of up to 12,900,000 shares of Captaris common stock, the same number authorized under the 1989 Plan. The 2006 Plan did not authorize any new additional shares. The options under the 2006 Plan are generally granted at an exercise price of the market value of our common stock on the date of grant and generally vest over four years. They have a term of one to ten years from the date of grant and vest at the rate of 25% after one year and 2.0833% per month thereafter. As of September 30, 2006, there were 2,545,515 options outstanding pursuant to the 2006 Plan. We granted 10,904 and 446,640 stock options and awards under the 2006 Plan in the quarter and nine months ended September 30, 2006, respectively.

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

The 2000 Plan

Upon the adoption of the 2006 Plan on June 8, 2006, no further awards will be granted under the Captaris, Inc. 2000 Non-Officer Employee Stock Compensation Plan (the “2000 Plan”), which resulted in a reduction in the number of options available for grant by 935,609 shares. Under the 2000 Plan, options generally were granted at the fair market value of our common stock at the date of grant and generally vest over four years. Options under the 2000 Plan have a term of ten years from the date of grant and vest at the rate of 25% after one year and 2.0833% per month thereafter. As of September 30, 2006, there were 2,469,988 options outstanding under the 2000 Plan. Prior to the adoption of the 2006 Plan, in the first six months of 2006 we granted 632,133 stock options under the 2000 Plan.

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

We adopted SFAS No. 123R using the modified prospective transition method. Under this transition method, compensation cost recognized for periods after January 1, 2006 includes: a) compensation cost for all share-based compensation granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

of SFAS No. 123; and b) compensation cost for all share-based compensation granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

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

Included in our stock-based compensation are expenses relating to both our stock options and our deferred stock units. The amount of stock-based compensation expense, net of forfeitures, recognized in the third quarter and first nine months of 2006 related to stock options and deferred stock units was $235,000 and $476,000, respectively, of which $23,000 and $175,000, respectively, related to options granted prior to January 1, 2006. Total unamortized compensation expense at September 30, 2006 was $1.7 million, net of estimated forfeitures, which will be recognized over a weighted average period of two years. In the third quarter of 2005, we recognized a stock-based compensation benefit of $59,000, and in the first nine months of 2005 we recognized a stock-based compensation benefit of $239,000.

On September 1, 2005, our Compensation Committee and Board of Directors approved the acceleration of vesting of certain unvested stock options granted to our employees and officers under our stock option plans that have an exercise price greater than $3.73 per share, the closing price of our common stock on September 1, 2005. There were 241 employees affected by this modification. Options held by non-employee directors were not included in the acceleration. Previously unvested options to purchase 2.3 million shares of our common stock became immediately exercisable. The Board also imposed a holding period that requires all executive officers and certain other members of senior management to refrain from selling shares acquired upon the exercise of these options, other than shares needed to cover the exercise price and to satisfy withholding taxes and shares transferred by will or by the applicable laws of descent and distribution, until the date on which the exercise would have been permitted under the option’s original vesting terms.

The accelerated vesting eliminated future compensation expenses that we would otherwise recognize in our financial statements with respect to these options as a result of adopting SFAS No. 123R. In accordance with APB No. 25 and FASB Interpretation No. 44, no compensation expense was recorded within the financial statements as a result of this modification in 2005 because the options had an intrinsic value of $0.00 on the date of the modification due to the exercise price being in excess of the current market price of the stock. Had the options not been accelerated, the unamortized fair value-based compensation expense for these options at January 1, 2006, would have been $1.4 million, net of estimated forfeitures, compared to the post acceleration unamortized expense of $267,000, net of estimated forfeitures, and would have been expensed under vesting schedules in place prior to the acceleration and recorded in 2006 through 2009. Option expense recorded in the third quarter and first nine months of 2006 would have increased by $143,000 and $505,000, respectively, net of estimated forfeitures.

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

Valuation of acquired businesses, assets and liabilities. Our business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. As of September 30, 2006 our goodwill and intangible assets, net of accumulated amortization, were $40.0 million. The determination of the fair value of such intangible assets and goodwill is a critical and complex consideration that involves significant assumptions and estimates. These assumptions and estimates are based on our best judgments and could materially affect our financial condition and results of operations.

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

Impairment of equipment, leasehold improvements, long-lived assets and other intangible assets. We periodically review long-lived assets, other intangibles and product lines that we are more likely than not to sell or otherwise dispose of before the end of the asset’s previously estimated useful life to determine if there is any impairment of these assets. We assess the impairment of these assets, or the need to accelerate amortization, whenever events or changes in circumstances indicate that the

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

carrying value may not be recoverable. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our long-lived assets and other intangibles. We determined that no impairment indicators occurred during the first nine months of 2006; therefore, we have not evaluated our intangible assets for impairment as of September 30, 2006. Future events could cause us to conclude that impairment indicators exist and that the assets should be reviewed to determine their fair value. We assess the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Fair value is generally determined based on a valuation process that provides an estimate of a fair value of these assets using a discounted cash flow model, which includes many assumptions and estimates. Once the valuation is determined, we will write-down these assets to their determined fair value, if necessary. Any write-down could have a material adverse effect on our financial condition and results of operations.

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

Results of Operations

Net Revenue

We derive net revenue primarily from licensing software as well as follow on sales of add-on software modules, incremental capacity and the sale of maintenance, support and service agreements, professional services and hardware. We continue to resell fax boards with a significant number of our software product sales and our margin on hardware sales is significantly less than the margin on our software and maintenance and support agreements.

	Quarter Ended September 30,			Nine months Ended September 30,
	2006	% Change from 2005	2005	2006	% Change from 2005	2005
	(in thousands)			(in thousands)
Software revenue	$9,647	15.8%	$8,331	$25,164	8.6%	$23,169
Maintenance, support and services revenue	9,385	14.6%	8,192	26,693	14.0%	23,408
Hardware revenue	5,528	5.7%	5,232	14,906	(1.5%)	15,140

Net revenue	$24,560	12.9%	$21,755	$66,763	8.2%	$61,717

Revenue for the quarter and nine months ended September 30, 2006 increased 12.9% and 8.2% over the prior quarter and nine months ended September 30, 2005, respectively. The overall increase in revenue was due primarily to the continuing growth of maintenance, support and service revenue and an increase in the volume of software licenses sold, which we believe to be the result of increased customer deployments of RightFax throughout their organizations.

Software revenue increased 15.8% and 8.6% for the quarter and nine months ended September 30, 2006, respectively, over the same periods of 2005. The increase in software revenue was primarily due to the volume of RightFax licenses sold resulting from what we believe to be increased capacity needs from existing customers as they further deploy RightFax.

Maintenance, support and services revenue increased 14.6% over the third quarter of 2005 and 14.0% over the first nine months of 2005 and represented 38.2% and 40.0% of total revenue for the third quarter and nine months ended September 30,

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

2006, respectively compared to 37.7% and 37.9% for the same periods in 2005. The increase in maintenance, support and services revenue was primarily due to an increase in the volume of maintenance, support and service agreements sold.

Hardware revenue increased 5.7% in the third quarter ended September 30, 2006, compared to the third quarter of 2005. This increase in hardware revenue was due primarily to the volume of software licenses sold as well as the mix of hardware purchased. Hardware revenue decreased 1.5% for the nine months ended September 30, 2006 compared to the same period in 2005 due primarily to the reduction in customer needs as they begin to further deploy software using existing hardware capacity. Hardware revenue can vary from period to period depending on the mix of software sold and customers’ needs.

	Quarter Ended September 30,			Nine Months Ended September 30,
	2006	% Change from 2005	2005	2006	% Change from 2005	2005
	(in thousands)			(in thousands)
RightFax revenue	20,927	15.7%	$18,095	56,472	9.0%	$51,817
Newer products	3,633	(0.7%)	3,660	10,291	3.9%	9,900

Net revenue	$24,560	12.9%	$21,755	$66,763	8.2%	$61,717

On a product line basis, revenue from our RightFax product line increased 15.7% and 9.0% in the quarter and nine months ended September 30, 2006, respectively, over the same period of 2005. These increases were due primarily to an increase in the volume of software licenses and maintenance and support agreements sold. Revenue from our newer product lines—Alchemy Document Management and Workflow, decreased 0.7 % in the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005 and increased 3.9% in the nine months ended September 30, 2006 over September 30, 2005. The decrease in our newer product lines for the third quarter of 2006 was primarily due to an increased focus on RightFax solution sales, which incorporates technology from our newer product lines. The increase in our newer product lines for the nine months ended September 30, 2006 was due primarily to the increase in volume of Workflow licenses sold, and was partially offset by a decrease in revenue from our Alchemy Document Management product line. The decrease in our Alchemy Document Management product line was due primarily to lower than expected performance from our traditional Alchemy Document Management partners, which were added with our acquisition in 2004.

Included in RightFax revenue for the nine months ended September 30, 2006, was $1.8 million received pursuant to a strategic license arrangement with Xpedite. This strategic license arrangement began in September 2003. In accordance with this arrangement, Xpedite agreed to pay a minimum of $2.0 million over a three-year period for a license to use and resell our fax-to-mail technology. In September 2004 we recognized $250,000 of revenue in connection with this arrangement but due to a dispute with Xpedite we did not record any revenue in 2005 relating to this arrangement. In February 2006, we resolved the dispute regarding the revenue for 2005. As a result, in the first quarter of 2006, we recorded $750,000 of revenue related to the 2005 commitment. During the third quarter of 2006 we received an additional $1.0 million from Xpedite.

International revenue, outside of North America, as a percent of total revenue for the third quarter and nine months ended September 30, 2006 was 22.0% and 23.7%, respectively, compared to 22.2% and 22.7%, respectively, in the same periods of 2005. In the third quarter and nine months ended September 30, 2006, international software revenue as a percent of total revenue was 10.2% and 11.2%, respectively, maintenance, support and services revenue as a percent of total revenue was 6.2% and 6.5%, respectively, and hardware revenue as a percent of total revenue, was 5.6% and 5.9%, respectively, compared to 10.7% and 11.4%,6.2% and 6.0%, and 5.3% and 5.5%, respectively, in the same periods of 2005. Revenue from international customers generally does not experience the same seasonality as North America.

We anticipate net revenue will continue to grow in the next quarter due to seasonality of our revenue, which is generally highest in the fourth quarter of the year. We expect revenue to decrease in the first quarter of 2007 due to our seasonality pattern, in which our revenue is generally the lowest in the first quarter of the year. A portion of revenue is derived from strategic license arrangements and this revenue is difficult to predict and has inherent fluctuations based on the partner’s own business cycle which may or may not correlate with our business cycle.

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

	Quarter Ended September 30,			Nine Months Ended September 30,
	2006	Change from 2005	2005	2006	Change from 2005	2005
	(in thousands)			(in thousands)
Gross profit	$17,119	13.0%	$15,147	$46,908	11.5%	$42,067
Percentage of revenue	69.7%		69.6%	70.3%		68.2%

Gross margin was 69.7% in the third quarter of 2006 and remained consistent with the third quarter of 2005 of 69.6%. Gross margin was 70.3% for the nine months ended September 30, 2006 compared to 68.2% in the nine months ended September 30, 2005. Our third quarter margin is consistent with the same quarter a year ago primarily due to severance cost resulting from the consolidation of our international product support and lower margins from a higher level of professional service sales resulting from delivering more complex multi-product solutions. We anticipate our gross margin percentage for the remainder of 2006 to improve modestly over 2005.

Research and Development

Research and development expenses consist of the salaries and related benefits for our product development personnel, prototype materials and expenses related to the development of new and improved products, facilities and depreciation expenses.

	Quarter Ended September 30,			Nine Months Ended September 30,
	2006	Change from 2005	2005	2006	Change from 2005	2005
	(in thousands)			(in thousands)
Research and development	$3,029	(12.9%)	$3,476	$9,387	(8.2%)	$10,228
Percentage of revenue	12.3%		16.0%	14.1%		16.6%

For the quarter ended September 30, 2006, research and development expenses decreased $447,000, compared to the quarter ended September 30, 2005, primarily due to a reduction of $236,000 for outsourced research and development, a reduction of $161,000 in staffing cost due to a lower headcount, and a reduction of $88,000 in compensation cost due to the minimum incentive plan obligation for certain Teamplate founders, which was discontinued in late 2005. These decreases were partially offset by an increase of $33,000 in stock compensation and $5,000 in other expenses.

For the nine months ended September 30, 2006, research and development expenses decreased $841,000 compared to the nine months ended September 30, 2005, primarily due to a reduction of $614,000 in salary expenses due to a lower headcount, a reduction of $289,000 related to the Teamplate minimum incentive plan which we discontinued in late 2005 and a $47,000 reduction in other expenses. The decreases were partially offset by an increase of $109,000 for stock compensation expense.

We expect overall research and development expenses for the fourth quarter of 2006 and the first quarter of 2007 to be relatively consistent with the third quarter of 2006.

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

	Quarter Ended September 30,			Nine Months Ended September 30,
	2006	Change from 2005	2005	2006	Change from 2005	2005
	(in thousands)			(in thousands)
Selling and marketing	$7,806	(11.6%)	$8,830	$23,779	(5.7%)	$25,206
Percentage of revenue	31.8%		40.6%	35.6%		40.8%

The decrease of $1.0 million or 11.6% in selling and marketing expenses for the quarter ended September 30, 2006, compared to the quarter ended September 30, 2005, was due primarily to a decrease of $582,000 in sales commissions resulting from a change in compensation structure, a $231,000 reduction in marketing and advertising programs, a $164,000 reduction in expenses related to the Teamplate minimum incentive plan payments which was discontinued in late 2005, and a $110,000 decrease in employee and other costs related to reduced headcount. These decreases were partially offset by an increase of $63,000 for stock compensation expenses

The decrease of $1.4 million or 5.7% in selling and marketing expenses in the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, was primarily due to a reduction of $620,000 in marketing and advertising programs, a reduction in sales commissions of $599,000 resulting from a change in compensation structure, a reduction of $537,000 related to the minimum incentive plan obligation for certain Teamplate founders which was discontinued in late 2005 and a reduction of $29,000 in other expenses. These decreases were partially offset by an increase in stock compensation expense of $195,000 and an increase of $163,000 in staffing cost due to increased headcount.

We expect selling and marketing expenses to increase in the next quarter resulting from higher commissions on higher revenue. Subsequently, we expect selling and marketing expenses to decrease in the first quarter of 2007 resulting from lower commissions on lower revenue due to the seasonality of our business.

General and Administrative

General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities, and depreciation expenses.

	Quarter Ended September 30,			Nine Months Ended September 30,
	2006	Change from 2005	2005	2006	Change from 2005	2005
	(in thousands)			(in thousands)
General and administrative	$3,929	(15.0%)	$4,623	$12,139	(13.9%)	$14,091
Percentage of revenue	16.0%		21.3%	18.2%		22.8%

The $694,000 decrease in general and administrative expenses in the quarter ended September 30, 2006 compared to the same period last year was due primarily to a $305,000 reduction in salaries and occupancy cost relating to a lower headcount, a $190,000 reduction in audit and legal fees, a $152,000 reduction in expenses associated with our internal control audits, a reduction of $148,000 in bad debt expense, and a reduction of $88,000 in other expenses. These decreases were partially offset by a $189,000 increase in stock compensation expense.

The $2.0 million decrease in general and administrative expenses for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, was due primarily to a reduction of $770,000 in staffing expenses related to a lower headcount, a $675,000 reduction in expenses associated with our internal control audit, a reduction of $432,000 in audit, tax and legal fees, a $325,000 reduction in bad debt expense and a reduction of $224,000 in office automation projects These decreases were partially offset by an increase of $384,000 in stock compensation cost and an increase of $90,000 in credit card processing fees and other expenses.

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

In the next two quarters, we expect general and administrative costs to increase based on anticipated installations of a new enterprise resource planning system and communications infrastructure, and higher audit and internal control costs that are typically highest in the fourth and first quarters.

Amortization of Intangible Assets

Amortization of intangible assets is a result of the acquisitions in prior years of IMR, Teamplate and Infinite Technologies, in addition to amortization expense associated with two nonexclusive license agreements with Syntellect and AudioFax. Amortization expense for acquired core technology and license agreements is recorded in cost of revenue and was $481,000 and $1.4 million for the quarter and nine months ended September 30, 2006, respectively, and $481,000 and $1.4 million for the quarter and nine months ended September 30, 2005, respectively. Amortization expense recorded in operating expenses related to the acquisitions was $354,000 and $1.1 million for the quarter and nine months ended September 30, 2006, respectively, and $454,000 and $1.4 million for the quarter and nine months ended September 30, 2005, respectively. The decrease in amortization expense in the quarter and nine months ended 2006 compared to 2005 is due to certain intangible assets becoming fully amortized in 2005. We expect amortization expense for 2006 to continue to decrease slightly in 2006 from 2005 as certain intangible assets become fully amortized.

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

Other Income, Net

Other income, net, consists primarily of investment income and foreign currency transaction gains and losses. For the quarter and nine months ended September 30, 2006, net other income was $335,000 and $1.2 million, respectively and $199,000 and $625,000, respectively, for the same periods last year. The increase in other income for the quarter ended September 30, 2006 was due primarily to interest earned on larger investment balances. This was partially offset by increased losses resulting from an increase in foreign currency exchange rates. The increase in net other income for the nine months ended September 30, 2006 was primarily a result of an increase in interest income received from a strategic license arrangement transaction, as well as, interest earned on higher investment balances. Assuming interest rates remain constant and excluding the interest received from the strategic license arrangement transaction, we expect interest income to increase slightly in the next two quarters due to larger investment balances.

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

Our effective tax rates differ from the statutory rate primarily due to state income taxes, foreign income taxes, tax exempt interest income and accruals for certain tax exposures discussed above. We recorded an income tax provision of $693,000 and an income tax benefit of $1.3 million in the quarters ended September 30, 2006 and 2005, respectively, on income (loss) from continuing operations. In addition, we recorded an income tax provision of $989,000 and an income tax benefit of $3.1 million, respectively, on income (loss) from continuing operations for the nine months ended September 30, 2006 and 2005. For the quarter ended September 30, 2006, we recorded an additional income tax benefit of $15,000 for a 2005 tax return true-up. In the third quarter of 2006 we received a $1.8 million income tax refund that resulted from the carryback of our 2005 net operating

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

loss. For the quarter ended June 30, 2006, we recorded additional income tax expense of $49,000 related to a change in estimate of our blended effective state tax rate. In addition, in the first quarter of 2006, we recorded additional federal income tax expense of $138,000 on state net operating loss carry forwards. We expect our effective tax rate for the remainder of 2006 to range from approximately 30 to 31%.

At September 30, 2006, we have available unused net operating losses that may be applied against future taxable income of $16.6 million. These net operating losses consist of international losses of $3.3 million that do not expire, Federal losses of $7.5 million that expire from 2019 up to 2024, and State losses of $5.7 million that expire from 2006 up to 2022. We believe that there is sufficient positive evidence to support our conclusion not to record a valuation allowance against these net operating losses. We believe that we will utilize the loss carry forwards in the future because: (1) we have had a history of pre-tax income, (2) in 2003, we sold a product that generated losses, and (3) the Internal Revenue Code Section 382 limitation for the acquired net operating loss of Information Management Research, Inc. of $12.5 million covers five years which is well within the statute of limitations for these losses.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, short-term investments available-for-sale and long-term investments available-for-sale. Our portfolio consists primarily of money market funds, adjustable rate mortgage-backed securities, and municipal and U.S. government agency-backed securities. At September 30, 2006, cash and cash equivalents and investment balances totaled $56.9 million, an increase of $5.4 million from December 31, 2005. This increase was due primarily to net cash flow provided by operations of $12.0 million, proceeds of $1.3 million from the exercise of employee stock options and related excess tax benefits from stock options of $271,000. These increases in cash were partially offset by the repurchase of our common stock of $7.8 million and capital purchases of $530,000, which consisted primarily of technology infrastructure and equipment, as well as leasehold improvements.

Cash flow provided by operations during the first nine months of 2006 was $12.0 million compared to cash used of $174,000 during the first nine months of 2005. This increase in cash provided in the first nine months of 2006 was primarily attributable to improved profitability, cash collected from sales of deferred maintenance contracts, increased collections of accounts receivable and we received a $1.8 million income tax refund that resulted from the carryback of our 2005 net operating loss. Cash used by operating activities in the first nine months of 2005 was primarily attributable to our loss from operations, partially offset by accounts receivable collections and cash collected from our deferred maintenance contracts.

Cash used in investing activities during the first nine months of 2006 was $3.6 million, consisting primarily of purchases of marketable securities and capital equipment, partially offset by proceeds from maturities and sales of marketable securities. Net cash provided by investing activities for the nine months ended September 30, 2005 was $1.8 million, resulting from $4.4 million in proceeds and maturities of investments, net of investment purchases, partially offset by $2.6 million of capital assets purchased. Capital asset purchases in the first nine months of 2006 were $530,000 compared to $2.6 million in the first nine months of 2005. We anticipate capital spending will increase in the next three quarters due to installation of a new enterprise resource planning (“ERP”) system and improvements in our communications infrastructure. In October 2006, we entered into a $967,000 commitment to purchase and implement a new ERP system. We expect this commitment to be paid out over the next two quarters.

Cash used in financing activities during the first nine months of 2006 was $6.2 million compared to cash used in financing activities of $4.1 million in the first nine months of 2005. In the first nine months of 2006 we repurchased 1,549,506 shares of our common stock for $7.8 million under our stock repurchase program. Cash used was partially offset by cash provided from the exercise of stock options through our employee stock option plans of $1.3 million, as well as $271,000 related to excess tax benefits from stock-based compensation. We repurchased 1,158,574 shares of our common stock for $4.4 million in the first nine months of 2005. We received $362,000 of proceeds from the exercise of employee stock options in the first nine months of 2005.

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

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Recent Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), which clarifies the accounting for and disclosure of uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN No. 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN No. 48 on our financial position and results of operations.

In June 2006, the FASB issued Emerging Issues Tax Force (“EITF”) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). A consensus was reached that a company may adopt a policy for presenting taxes in the income statement on a gross or net basis. If taxes are significant, the entity should disclose its accounting policy of presenting taxes and the amounts included in revenue. We do not expect the adoption of this statement will have a material impact on our consolidated results of operations or financial condition.

In September 2006, the Security and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. SAB No. 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. We are currently evaluating the impact of SAB No. 108 on our consolidated results of operations and financial position. We do not expect the adoption of SAB No. 108 will have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the impact of SFAS No. 157, but do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

CAPTARIS, INC.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, changes in interest rate and foreign currency exchange rates, each of which could adversely affect the value of our investments. We do not currently use derivative financial instruments to hedge this risk.

Interest rate risk

We maintain an investment portfolio consisting primarily of investment grade interest bearing securities. These securities are classified as “available-for-sale” securities. The interest bearing securities in our portfolio are subject to interest rate risk and will fall in value if market interest rates increase. Conversely, declines in interest rates could have a material impact on interest earnings of our investment portfolio. If market interest rates were to increase immediately and uniformly by 100 basis points from levels at September 30, 2006, the decline in the fair value of the portfolio would be approximately $160,000. Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results, financial condition or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.

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

We performed a sensitivity analysis assuming a hypothetical 10.0% adverse movement in foreign exchange rates to the underlying foreign currency exposures described above. The sensitivity analysis indicated that a hypothetical 10.0% adverse movement in foreign currency exchange rates would result in an $857,000 loss in fair values of foreign currency denominated assets and liabilities at September 30, 2006.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, Captaris has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2006, the end of the period covered by this report. Based upon that evaluation, the chief executive officer and chief financial officer concluded that these disclosure controls and procedures are effective.

There have been no changes in Captaris’ internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, Captaris’ internal control over financial reporting.

CAPTARIS, INC.

Part II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

As reported in our Annual Report on Form 10-K for the year ended December 31, 2005 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006, Captaris has been involved in two ongoing lawsuits in Circuit Court in Cook County, Illinois. Both lawsuits were filed by Travel 100 Group, Inc. (“Travel 100”), one against Mediterranean Shipping Company (“Mediterranean”) and the other against The Melrose Hotel Company (“Melrose”). The complaints allege violations of the Telephone Consumer Protection Act in connection with the receipt of facsimile advertisements that were transmitted by MediaTel Corporation, a wholly owned subsidiary of Captaris, on behalf of travel service providers, including Mediterranean and Melrose. All of the assets of MediaTel were sold to a subsidiary of PTEK Holdings, Inc. on September 1, 2003.

Each of the Travel 100 complaints sought injunctive relief and unspecified damages and certification as a class action on behalf of Travel 100 and others similarly situated throughout the United States that received the facsimile advertisements. Both Mediterranean and Melrose named Captaris as a third-party defendant and asserted that, to the extent that they are liable, Captaris should be liable under theories of indemnification, contribution or breach of contract for any damages suffered by them. Both Captaris and MediaTel have denied any liability in the cases because, among other facts and defenses, MediaTel understood that the database and lists of travel agent recipients to whom faxes were sent had authorized that information could be sent to them by fax.

On July 28, 2006, the court in the Melrose case entered final approval of a settlement between the plaintiffs and Melrose. Under the settlement agreement, Melrose and its insurers will pay the plaintiff-class between $500,000 and $2.4 million depending on the resolution of certain issues between Melrose and its insurer St. Paul, and the plaintiff-class released the claims relating to Melrose facsimiles. Melrose retains its right to pursue its claims for contribution against Captaris and MediaTel. The potential liability of Captaris to Melrose would be the ultimate amount of the settlement paid to the settlement class, its attorneys and administrative costs.

On September 29, 2006, the court in the Mediterranean case granted summary judgment in favor of Mediterranean and Captaris and dismissed the case. In granting summary judgment, the court ruled that Travel 100 had invited the facsimile advertisements and there was no violation of the Telephone Consumer Protection Act. Travel 100 has filed a motion for reconsideration that will be heard by the court on November 8, 2006. If the motion is denied, Travel 100 has thirty days from the date of denial to appeal the summary judgment ruling. There can be no assurance that the motion for reconsideration will be denied or that the summary judgment ruling will not be appealed by Travel 100 or, if it is appealed, that we will be successful in defending the appeal.

We tendered these claims to our general liability insurance carrier and the carrier has agreed to pay defense costs. However, the carrier has reserved its rights to contest their duty to indemnify Captaris with respect to the Melrose and Mediterranean matters.

We intend to vigorously contest any liability in connection with the settlement of the Melrose case and to vigorously defend the motion for reconsideration, and any appeal of the Mediterranean summary judgment ruling. However, litigation is subject to numerous uncertainties and we are unable to predict the ultimate outcome of any of these matters. There is no guarantee that we will not be required to pay damages in respect of these cases in the future, either of which could materially and adversely affect our results of operations, cash flows and financial condition for the quarter or year in which any accrual is recorded or any damages are paid.

Item 1A.	RISK FACTORS

There have been no material changes from the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 9, 2006 (“Form 10-K”), as updated by the risk factor discussed under Item 1A of our Quarterly Reports on Form 10-Q filed by us with the Securities and Exchange Commission in fiscal year 2006. In addition, the risk factor in our Form 10-K titled “Our business may be seriously harmed by third-party litigation against us relating to alleged violations of the Telephone Consumer Protection Act” is updated by the information included under Item 1 of Part II of this Quarterly Report.

CAPTARIS, INC.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Pursuant to a stock repurchase plan approved by our Board of Directors, during the quarter ended September 30, 2006, we repurchased 995,760 of our common shares for $5.4 million. During the nine months ended September 30, 2006, we repurchased 1,549,506 of our common shares for $7.8 million. As of November 1, 2006 we had acquired an additional 230,000 shares under our repurchase plan for $1.3 million.

The following table summarizes information regarding shares repurchased during the quarter ended September 30, 2006.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Repurchase Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
July 1 through 31, 2006	—	—	—	$13,500,041
August 1 through 31, 2006	443,760	$5.13	443,760	11,224,833
September 1 through 30, 2006	552,000	$5.61	552,000	8,130,265

Three months ended September 30, 2006	995,760	$5.39	985,760	$8,130,265

In October 2006, the Board of Directors approved an increase to its stock repurchase program, bringing the total cash available for repurchase to approximately $15.0 million.

On June 8, 2006, our Board of Directors authorized us to enter into a Rule 10b5-1 plan to facilitate the repurchase of our common shares in accordance with our previously announced stock repurchase program. A Rule 10b5-1 repurchase plan allows the purchase of our common shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods. Transactions under the Rule 10b5-1 repurchase plan began, subject to the parameters of the plan, on September 18, 2006, the first trading day after our trading window closed in the third quarter.

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

CAPTARIS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 3rd day of November 2006.

CAPTARIS, INC.

By:	/s/ Peter Papano
Peter Papano
Chief Financial Officer, Treasurer