Form 10-K
period 2006-12-31
CAPTARIS INC
filed 2007-03-14
CIK 931784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934.

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-25186

CAPTARIS, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1190085
(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)

10885 N.E. 4th Street, Suite 400 Bellevue, WA	98004
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (425) 455-6000

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share Preferred Stock Purchase Rights	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2006 (our most recently completed second quarter) was $129,823,871 (based upon the closing sale price of $4.65 per share on the Nasdaq Global Market on such date). For purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates.

Number of shares of common stock outstanding as of March 1, 2007 was 27,465,537.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2006 is incorporated by reference in Part III hereof.

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

Captaris develops software products that automate business processes, manage documents electronically and provide efficient information delivery. With a comprehensive suite of software and services, Captaris specializes in automating paper and other document-centric processes that are found in most organizations. Our customers use our products to reduce costs, comply with regulations and increase the performance of critical business processes and system investments.

Our products and services address business needs in several related markets: the fax server and electronic document delivery market; the business process management market; and the enterprise content management market. We distribute our products primarily through independent distributors, value-added resellers, direct sales professionals and information technology (“IT”) service providers. Our products are designed to run on off-the-shelf hardware servers, networked personal computers (“PCs”) and Microsoft software platforms including Microsoft® Windows NT, Windows 2000, Windows 2003, Windows XP and we plan on compatibility with Windows Vista. We utilize Microsoft.NET development tools in our suite of products and integrate with a wide variety of hardware equipment and enterprise software products. Captaris is a corporation formed in the State of Washington in 1982. Our principal executive offices are located in Bellevue, Washington.

In the third quarter of 2003, we divested CallXpress, our unified messaging business, and the assets of MediaTel Corporation, our wholly-owned subsidiary that operated the MediaLinq business, a hosted fax and e-mail business. Also in the third quarter of 2003, we acquired Teamplate, Inc. (“Teamplate”), a developer of business process automation software which is built on the .NET architecture platform and is now marketed as Captaris Workflow. Our decision to add a workflow offering was a natural extension of, and complement to, our RightFax product line, which provides fax and electronic document delivery solutions to enterprises, primarily because the delivery of a document is typically at the start of a work process in an organization. With Captaris Workflow, we offer our customers the technology to create and manage automated work processes and integrate documents and data with other enterprise applications.

In October of 2004, we acquired Information Management Research, Inc. (“IMR”) and its Alchemy document and records management product line. Imaging, archival and record management activities naturally follow after the processing and delivery of documents and data. The Alchemy product line is marketed as Captaris Alchemy.

Industry Background

Businesses optimize and automate internal processes to achieve several desirable outcomes: improve customer service; increase employee productivity; improve and accelerate revenue flows; decrease labor, system and program costs; and more efficiently disseminate, store and retrieve information. With increasing amounts of information in diverse delivery formats exchanged inside and between organizations, we believe there is a growing need for organizations to manage business information and resources throughout the information lifecycle in a more timely and cost-effective manner. The market for solutions to these business needs is part of the Enterprise Content Management (“ECM”) market categorized into the following market segments: Fax Servers, Integrated Document Output Management, Integrated Document Archiving and Retrieval Systems (“IDARS”), Records Management (“RM”), Business Process Management (“BPM”), Customer Relationship Management (“CRM”) and Enterprise Resource Planning (“ERP”). Captaris products serve and connect to each of these market segments.

Typical deployments of Captaris software solutions include:

•	The automation of paper-intensive processes such as mortgage origination, healthcare claims, government procurement and records management;

•	The automation of the capture and processing of documents received from outside sources;

CAPTARIS, INC.

•	The automation and streamlining of information delivery from an enterprise application, such as SAP and Oracle, to many recipients; and

•	The creation and managing of document capture and archival processes to meet strict regulatory requirements.

We believe the growth in enterprise content management needs presents additional opportunities for Captaris products. For example, organizations are utilizing electronic document exchange systems and services to store, forward and broadcast their growing volume of document traffic in an efficient manner. We believe this rapid increase in multiple forms of content has further accentuated the need for enterprises to optimize and integrate their information management capabilities.

Customers also use Captaris software solutions to assist in their efforts to comply with applicable laws and regulations such as the Sarbanes-Oxley Act of 2002 and the Health Insurance Portability and Accountability Act of 1996. Our customers report that automating business processes and enhancing systems by deploying Captaris software solutions, either alone or in conjunction with other software solutions, facilitates compliance with these complex laws and regulations.

Strategy

We are a provider of software products and services that are focused on the automation of paper and other document-centric business processes and that leverage our RightFax brand. We offer our customers comprehensive software solutions that address every phase of the information lifecycle, from the capture of unstructured data, to processing, to delivery, to final archiving and retrieval. Our products can be deployed alone or integrated together in combinations to solve business problems.

While our solutions have historically been deployed in organizations of all sizes, our sales focus is targeted at the mid-size and enterprise departmental markets. Our intent is to expand our solutions into enterprise-wide deployments, while leveraging our customers’ existing IT systems.

Key components of our strategy include:

Focus on the mid-size to enterprise departmental market. We target mid-size to larger enterprises, including divisions and subsidiaries of Fortune 500 companies and Global 2000 companies. Our strategy is to invest in the development of new products and services that are highly scalable and reliable to meet the particular needs of these enterprises.

Expand our worldwide support and maintenance program. We are expanding our services portfolio, which includes technical support, training, maintenance and professional services. We strive to increase the percentage of our customers who contract for maintenance and technical support plans and to increase enterprise-level service agreement offerings. In early 2004, after instituting improvements in technical support and software upgrade programs, we began requiring the purchase of a first year maintenance program along with our software licenses. In addition, our Captaris Developer Support Program provides our customers and partners with application programming interface support across the Captaris product line.

Capitalize on our installed base. We plan to grow our existing customer relationships by extending our product offerings into other departments within our customer base, as well as offering add-on modules, software upgrades and new products, which are designed to provide increased capacity and/or functionality. We are continually training our sales force and selling partners to cross-sell our product lines into our existing customer base.

Grow our distribution ecosystem. We strive to sell to enterprises primarily through distributors and value-added resellers. We also distribute our products through independent software vendors, system integrators and an enterprise sales force. We seek to leverage the benefits of these multiple distribution opportunities to ensure adequate market coverage. Beginning in 2005, we broadened our distribution channels by expanding our enterprise sales efforts and collaborating with our regional, independent partners to raise awareness and distribution across enterprise accounts.

Leverage strategic technology partnerships worldwide. We have strategic partner relationships with large technology companies including Microsoft Corporation, Canon U.S.A., Inc., Cisco Systems, Inc., Xerox Corporation, Hewlett Packard Company and Oracle Corporation. Some of our strategic partners have entered into distribution agreements with Captaris that include private label original equipment manufacturer (“OEM”) agreements and reseller agreements. We plan to pursue an expansion of similar agreements in the future with our Business Development and Strategic Partner Marketing efforts.

Pursue global opportunities. We believe that the market for document-centric software solutions outside the United States will experience consistent growth in the next few years. To pursue these opportunities, we globalize and/or localize our products to either their full extent or their key application components for specific markets. We also actively recruit new international resellers, distributors and strategic partners to expand our market coverage and enhance technical expertise.

CAPTARIS, INC.

Grow through acquisitions. Growth through acquisitions of complementary technologies, products and distribution channels offers the potential for significant competitive advantage. Our open platform is designed to facilitate the rapid integration of, and linkage to, other complementary technologies, especially as we have integrated Web services into our overall architecture. We believe we can accelerate introduction of new technologies to the market through acquisitions and respond rapidly to industry changes and opportunities.

Products and Services

Captaris software solutions are based on the Captaris product suite that addresses every phase of the information lifecycle, from the capture of unstructured data to processing, delivery and final archiving. Our products can be deployed alone or integrated together to solve challenging business problems and improve organizational efficiency.

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

RightFax products allow end-users to fax any document directly from applications running on their desktop or workstation. In addition, incoming faxes can be directly routed to end-user desktops and can be integrated into their e-mail inbox or delivered in many formats, including Web-enabled devices such as personal data assistants (“PDAs”) or mobile phones. The products are designed to ensure that faxes are secure, kept confidential and eliminate the need for individuals to walk to fax machines, wait in line, or search for faxes. The products are designed to integrate with other critical business applications, including operational and accounting applications that generate documents typically printed on forms which are then mailed. RightFax products automate this process by creating electronic images of the documents and delivering them automatically and instantaneously via fax, e-mail or over the Internet.

Organizations that receive substantial amounts of inbound faxes, such as mortgage or insurance companies, can receive these documents electronically and route them automatically to the intended recipient. The automation of manual processes improves accuracy and reliability and shortens cycle times and costs. By reducing the cycle time involved in exchanging invoices, statements and other electronic commerce documents with customers, vendors and partners, we believe deployments of RightFax products improve our customers’ cash flows.

The primary offerings in the RightFax product line are fax servers that differ by scalability, features, integration modules, fax volume capacity (channels) and vertical or application-specific solution packages. We resell third-party fax hardware that enables large volume fax processing. The RightFax product line includes the following products: RightFax Small Business Server, RightFax Business Server, RightFax Enterprise Server, RightFax Enterprise Suite, RightFax Business Integration, RightFax Enterprise Integration, RightFax for Oracle and RightFax for SAP solutions.

CAPTARIS, INC.

In June 2006, we released RightFax 9.3 which offers the following key features and functionalities:

•

RightFax Shared Services Module – Multiple RightFax application servers share a single RightFax database and services improving user administration, load-balancing, data redundancy and support for disaster recovery scenarios.

•

RightFax Database Enhancements – RightFax 9.3 offers performance enhancements to inbound document processing designed to benefit companies seeing increased document traffic within their organization. This release uses Microsoft SQL Server to manage a new receive queue, which we believe adds more reliability, better performance and load-balancing for received faxes.

•

RightFax Web Access (“RWA”) – Numerous updates improve usability for both users and administrators including simplified log-in and delegate support, online tutorials and documentation, streamlined error-handling, an Administrators Tab and client-side fax printing and saving.

•

Captaris Synchronization Module – An XML-based tool synchronizes company data to RightFax 9.3 from Microsoft Active Directory or the Lightweight Directory Access Protocol (“LDAP”). The new Microsoft Active Directory integration does not require an update to the company’s existing schema.

•

Server Side Application (“SSA”) Conversion Enhancements – The new Captaris Isolated Conversion Engine improves the speed and efficiency by which documents are converted to faxes on the RightFax Server from native applications such as Microsoft Word, PowerPoint, Excel and HTML.

•

Windows and Database Certifications – RightFax 9.3 is certified on Microsoft Windows 2000 Standard and Advanced Server; Windows Server 2003 Standard and Enterprise Edition. RightFax FaxUtil is certified as “Designed for Windows XP.” Database support includes SQL Server 2000 and 2005 Standard and Enterprise Edition, as well as SQL Server Express 2005. RightFax 9.3 is also certified with SQL Server 2000.

•

Installation Enhancements – A new CD launches a wizard that conducts pre-installation checks and updates to the server or client computer. In addition, RightFax 9.3 also includes a separate client installation program that allows the client components to be installed and deployed separately from the server package.

•	Miscellaneous Feature Enhancements

•	SMTP gateway enhancement splits fax traffic between gateways.

•	FaxUtil supports mixed paper size printing. Letter and legal pages can be printed from a single fax.

•	The ability to set or deny routing of faxes that are not received completely.

•	Enhanced history records include more tracking information.

•	DocTransport simulation capability was added.

•	RightFax server uses SQL Server Express 2005 replacing the proprietary database previously bundled with every RightFax Server.

•

Enhancements for Dialogic Corporation Fax Boards – RightFax 9.3 includes support for the Dialogic fax board features: call blocking, inbound routing and enhanced use of Computer System Identification Number (“CSID”). These features are available with Dialogic’s Eicon Diva Server fax boards.

•	With RightFax 9.3 Feature Pack 1 launched in October 2006, we offer a fully software-supported Fax over IP offering in conjunction with the Cantata SR-140 product.

Business Process Automation Products

Captaris Workflow, previously known as Teamplate.NET

Captaris Workflow is a workflow platform built on the Microsoft.NET (“.NET”) Framework for Web Services and developed to take advantage of the .NET environment. Captaris Workflow for .NET is designed to improve operational processes for midsize and large businesses that have standardized on Microsoft technologies. We believe Captaris Workflow for .NET offers significant advantages over past workflow automation approaches with a design that we believe facilitates rapid, understandable, affordable and robust solutions that are highly scalable.

The Captaris Workflow platform offers certain key features and functionalities for creating workflows that: 1) are easy to develop, manage and use; 2) are flexible to deploy anywhere in the world and in diverse human or system workflow scenarios and 3) rapidly provide deep integration with a wide range of .NET products. The new features and enhancements of Captaris Workflow 6.0, which was launched in the second quarter of 2005, improve the usability of the software for business analysts and business users, rather than just for technical audiences such as software developers. The new features include workflow design support within Visual Studio 2005, support .NET Framework 2.0, support for SQL Server 2005, Service Oriented Architecture (“SOA”) for Microsoft Office SharePoint Server and Simulation Module 2.0. The module is designed to make it easy for a business analyst to simulate several weeks of “what-if” scenarios without impacting everyday business activities.

CAPTARIS, INC.

Microsoft launched Windows Workflow foundation software (“WinWF”) as part of Windows in late 2006. Going forward, customers will be using the Microsoft stack more and more for basic workflow services coding and deployment. WinWF is a new foundation in .NET and as such, is a set of services that can be extended by the Visual Studio developer. In other words, WinWF is just like the services in the .NET framework that enable XML or Web services integration, yet these services do not offer out-of-the-box workflows specific enough for the end-user.

Our focus will be to embrace and extend the WinWF foundation using our Workflow product. Captaris Workflow provides the higher-level objects, interfaces and tools so that end-users, business analysts, and application developers can rapidly create and deploy applications to manage complex business processes, while supporting the users through the entire lifecycle of process-centric solutions.

Enterprise Content Management Products

Captaris Alchemy, previously known as Alchemy

The first version of the Captaris Alchemy software product was released in 1993. Captaris Alchemy addresses the imaging and archiving management needs of the mid-size enterprise market and is installed as a departmental application in many Global 2000 companies. In the second quarter of 2006, we released Captaris Alchemy 8.2. Captaris Alchemy 8.2 includes stronger document control and security, enhanced document history and auditing, a new software developer kit and expanded language support.

Captaris Alchemy provides organizations with document capture and indexing, document management, archiving, records management, and document viewing and retrieval. Captaris Alchemy specializes in the archiving of the “fixed” content that organizations must retain for business, compliance and/or legal purposes. Fixed content is “enterprise content” in its final form such as faxes, scanned documents, emails and portable document formats (“PDFs”) files.

We believe that most of the enterprise content in organizations today exists as fixed content in file formats such as paper, scanned images, faxes, e-mail, office documents, PDFs and computer reports. The Captaris Alchemy 8.2 product suite handles many content types and manages the content throughout the information lifecycle management stages, including capture, document management, archive, records management, retrieval and destruction.

Professional Services

The Captaris Solutions Team provides strategic and architectural technology consulting, custom deployment, integration of third-party technologies and other services. We extend these capabilities to our channel partners to enable them to offer the following services in their service portfolio:

•	Captaris Implementation Services assist customers in implementing Captaris products in the most effective and efficient way possible.

•	Captaris Consulting and Analysis provides customers early stage planning to identify ways that our technologies can help their enterprises best achieve their specific objectives.

•

Captaris Training Services offer on-site or remote training sessions with channel partners and customers. In addition, they create and update an online library of training materials that we make available to channel partners and customers.

•	Captaris Custom Development produces enhancements to tailor Captaris products to customers’ existing business processes and information flows.

•	The Captaris Developer Program enables developers to extend and integrate Captaris products by providing application programming support for the Captaris application program interfaces.

Distribution

We sell, promote and receive referrals for the use of our products primarily through an indirect channel of resellers and distributors, strategic partnerships, OEMs and private label agreements, as well as through our enterprise sales team and national account managers that hold dedicated business relationships with assigned accounts on the Fortune 500 list. We believe the use of multiple distribution channels that access many of the same potential customers increases the likelihood that our products will be sold to a particular customer. No single customer represented more than 10% of our net revenue in 2006, 2005 or 2004.

OEM partners market and sell our products and services in conjunction with their own core products and service portfolios, which we believe adds more value to their customers. In some cases, these OEM agreements provide minimum revenue commitments to us.

CAPTARIS, INC.

Domestic Distribution (North America)

In North America, our sales force sells primarily through an indirect channel of value-added resellers, independent software vendors and professional service companies specializing in custom systems development. These selling partners are typically small to medium-sized, regionally-focused organizations. In addition, we maintain select enterprise end-user relationships through an enterprise sales force and a diverse mix of direct marketing activities. We have sales and support offices at our headquarters in Bellevue, Washington, as well as in Tucson, Arizona; Englewood, Colorado and Calgary, Alberta, Canada. Field sales representatives are located in various locations in North America.

Resellers typically attend Captaris-sponsored sales and technical training sessions on selling approach, technical system usage, installation, maintenance and customer support. We also offer advanced training on an ongoing basis. Sales transactions with resellers are subject to terms of reseller agreements relating to payment terms, protection of proprietary rights and non-exclusivity of sales territories. These agreements generally do not restrict the reseller’s ability to carry competitive products.

International Distribution

Similar to our approach in North America, we sell in international markets through a variety of dealer, distributor and strategic relationships. The key difference for our international business is our two-tier distribution arrangements with a few large distributors that have business relationships with multiple resellers. We are actively recruiting new resellers and distributors in international markets. We have sales and support offices in the Netherlands, Hong Kong, Australia, United Kingdom, Germany and Dubai. We conduct business transactions in U.S. dollars, British pounds sterling, Canadian dollars, Australian dollars and Euros.

International revenue, excluding Canada, was 24.2%, 21.9%, and 21.1% of total net revenue for 2006, 2005, and 2004, respectively.

Product Support

We sell a variety of support packages for all of our products. In addition, we bundle all software licenses with mandatory first year maintenance. Our maintenance and support agreements provide customers with telephone, Web and on-location support and unspecified upgrades and updates, when and if available. Revenue for maintenance and support agreements is recognized on a straight-line basis over the service contract term, generally ranging from one to five years. We provide, worldwide, 24/7 support for all product lines via centralized support specialists located in our Tucson office.

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

Product Development

We have expertise in the development of systems that capture, index, route, process, render, store, retrieve and deliver messages, data and documents, including fax, e-mail and other corporate content. We also have expertise in integration with back-end office systems and databases. These systems handle message, data and document delivery spanning a wide range of input and output types. Additionally, we have expertise in the development of local-area network (“LAN”), wide-area network (“WAN”) and Internet software applications, integrations and services. We believe that our expertise in these areas enables us to efficiently bring to market innovative software products.

We maintain three primary product development centers: Tucson, Arizona; Englewood, Colorado and Calgary, Alberta, Canada. In addition to the three primary centers, we have development activities at our Bellevue location. In total, we employed 87 engineers, technicians, quality assurance specialists and other supporting personnel in our development centers as of December 31, 2006. The integration of technologies has allowed us to consolidate and leverage development efforts among these groups. We expect these cross-development efforts to continue in the future.

We internally develop or acquire our defining core technologies, and we license from third parties primarily broad-based, generic or non-strategic components of our products, such as database software, imaging and network connection software. Whenever practical, we will license and integrate such technology into our product offerings in order to decrease the cost of development and shorten the time to market for our products. We also believe that the acquisition of new technology and new product offerings is consistent with our strategic initiatives, and we will pursue such opportunities as they become available.

CAPTARIS, INC.

For our product offerings to continue to achieve acceptance and remain competitive, we believe it is necessary to develop enhanced versions of our software applications. Our research and development expenditures were $12.2 million, $14.0 million and $10.3 million in 2006, 2005 and 2004, respectively. Research and development expenses as a percentage of revenue decreased during 2006 compared to 2005, but were relatively flat compared to 2004. Additional expenses in 2005 that we did not incur in 2006 included restructuring charges associated with our effort to reduce our operating structure and costs associated with the release of patches for our Alchemy and Workflow releases. In addition, we incurred twelve months of research and development expenses related to the Captaris Alchemy product line in 2005 compared to two months in 2004.

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

Proprietary Rights

We rely on a combination of patents, copyrights, trademarks and trade secret laws, nondisclosure and other agreements and technical measures to protect our proprietary technology. We own nine U.S. patents, including six patents acquired in 2000 in the areas of number qualification, unified messaging and fax technology and two patents acquired in 2002 in the areas of speech compression and operating system installation/servicing. The issued patents will expire between 2014 and 2019. We also own 15 pending patent applications in the U.S. and four internationally in a range of areas, including telephony, fax, unified messaging, workflow technology and mobility-related messaging. There can be no assurance that our efforts to protect our proprietary rights will be successful. In particular, there can be no assurance that our current or future patent applications will be granted or that our current or future issued patents will not be challenged, invalidated or circumvented, or that the rights granted under any such patents will provide competitive advantages to us.

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

We license certain portions of our technology from third parties under written agreements, some of which contain provisions for ongoing royalty payments. Our royalty expense was less than 1.0% of net revenue in 2006 and 2004, and 1.0% of net revenue in 2005.

Competition

The software markets that we are competing in, which include fax server software, electronic document delivery, workflow and BPM, IDARS and ECM software are quickly evolving, highly competitive and subject to rapid technological change. Moreover, we expect to face increasing competitive pressures from both current and future competitors in the markets we serve. In most cases, we face pure-play vendors that are focusing on one particular applications market. The principal competitive factors applicable to our products and services include:

•	breadth and quality of software alternatives;

•	the ability to integrate various products with customers’ existing business applications and networks;

•	the ability to respond to technological change;

•	the level of customer support and professional services;

•	relationships with distributors, strategic partners, value-added resellers and systems integrators;

•	an installed base of similar or related products;

•	end user price; and

•	channel partner margins.

Our suite of products that capture, process, deliver, manage and archive records, comprise versatile software solutions for the mid-market and enterprise departments provided through a single vendor, which we believe is a competitive advantage of our products. With respect to individual offerings in our product line, our competitive position with respect to the factors above varies depending on the market addressed.

For our fax server and electronic document delivery products, our principal competitors are Esker, Inc. S.A., Biscom, Inc., TOPCALL International AG, Omtool, Ltd., Fenestrae, GFI Software, Ltd. and SAGEM-Interstar. In the overall fax server market we

CAPTARIS, INC.

believe we continue to hold the leading market share, based on revenue. Our fax server products also compete with vendors offering a range of alternative fax solutions, including standalone fax machines, operating systems containing fax and document transmission features, low-end fax modem products, desktop fax software, single-platform fax software products, application service providers and hosted solutions including J2 Global Communications and PTEK Holdings, Inc., bundled fax software and hardware providers, and customized proprietary software solutions.

For our business process automation products, we face many competitors. Competitors offering similar products to ours and using similar architecture designed for rapid deployment by knowledge workers are generally smaller companies. We believe the most visible direct competitors of our business process automation products also utilize the .NET product architecture and include K2.net (SourceCode Technology Holdings, Ltd.), Metastorm, and Ultimus, Inc. Overall, we believe our products are differentiated from our competitors’ products due to our deep integration with Microsoft technology and applications, as well as our ability to offer our own faxing, capture and document management products. Given the more recent acquisition of this product line, we believe we have a smaller revenue share within the BPM vendor market than in the fax server and electronic document delivery market.

Our imaging and archiving solutions compete primarily in the mid-market based on functionality and price. Our main competitors are Hyland Software, Inc. (OnBase product), EMC Corporation / Documentum (ApplicationXtender, EmailXtender products) and Compulink Business Systems, Inc. (Laserfiche product). While these vendors offer products with similar functionality, we strive to differentiate by the respective price/value received, and by the inherent benefits of offering two adjacent products in the Captaris product suite, RightFax and Workflow.

Order Fulfillment

Our order fulfillment operations consist primarily of compact disc duplication, documentation fulfillment and distribution of fax boards. The majority of our product sales are installed by third parties. In cases where the customer buys installation services from us, we typically contract with outside vendors to provide full systems integration and assembly.

Our fax server and document delivery products incorporate a number of commercially available application cards and fax cards that enable integration with certain fax servers. We currently purchase fax boards from Cantata, Inc. and Dialogic Corporation, formerly Eicon Networks Corporation. We depend upon these third-party manufacturers for fax boards. If these manufacturers terminate their relationships with us, are unable to fill orders on a timely basis, or experience quality performance issues, we may be unable to meet customer demands, which could delay or decrease our revenue or otherwise have an adverse impact on our operations.

Employees

As of December 31, 2006, we had 399 full-time employees, 152 in sales and marketing, 95 in technical support, 87 in engineering and product development and 65 in finance, information technology and administration. Our employees enter into agreements containing confidentiality restrictions. We have never had a work stoppage and no employees are represented by a labor organization. We consider our employee relations to be good.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are available free of charge on our Web site as soon as reasonably practicable after the reports have been filed with or furnished to the SEC at http://www.captaris.com under “Corporate—Investor Relations—SEC Filings.” In addition, the following corporate governance materials of Captaris are also available in the “Corporate” menu by selecting the “Corporate Governance” link on our Web site at http://www.captaris.com:

•	Audit Committee, Compensation Committee and Governance Committee Charters.

•	Code of Business Conduct applicable to all directors, officers and employees of Captaris (the “Ethical Business Practices” portion of the “Captaris Ethics Guidebook”).

•	Code of Ethics for our CEO and senior financial officers (included in the “Captaris Ethics Guidebook”).

If we waive any material provision of our Code of Business Conduct or Code of Ethics for our CEO and senior financial officers or substantively change the codes, we will disclose that fact on our Web site within four business days. A copy of any of the materials filed with or furnished to the SEC or copies of the corporate governance materials described above are also available free of charge and can be mailed to you upon request to Captaris, Inc., Investor Relations, 10885 NE 4th Street, Bellevue, WA 98004.

CAPTARIS, INC.

Executive Officers

Our executive officers as of March 1, 2007 are as follows:

Name	Age	Position	Officer Since
David P. Anastasi	50	President, Chief Executive Officer and Director	2000
Matthias M. Scheuing	41	Chief Operating Officer	2002
Peter Papano	57	Chief Financial Officer and Treasurer	2003

Mr. Anastasi joined Captaris as President, Chief Executive Officer and a director in November 2000. From May to November of 2000, Mr. Anastasi served as President and Chief Executive Officer of Conversational Computing Corporation, a speech recognition technologies company. Prior to that, he was a founder and President and Chief Executive Officer of the Global Chipcard Alliance, a SmartCard consortium from 1999 to 2000. From 1994 to 1999, Mr. Anastasi served as Vice President and General Manager of the Public Access Solutions and SmartCard Division of U S WEST. Mr. Anastasi currently serves on the Board of Directors of the AeA (formerly known as the “American Electronics Association”). Mr. Anastasi holds a B.S. degree in marketing management from Bentley College and a Masters degree with an emphasis in international management from the University of San Francisco.

Mr. Scheuing joined Captaris in January 2002 as our Senior Vice President of Global Field Operations. In October 2002, Mr. Scheuing became Senior Vice President, General Manager of the Products Group. In October 2003, Mr. Scheuing was promoted to Chief Operating Officer. Prior to joining Captaris, Mr. Scheuing served as President and Chief Executive Officer of Conversational Computing Corporation, a speech recognition technologies company, from February 2001 to October 2001 and as Executive Vice President, Sales and Marketing of that company from July 2000 to February 2001. Prior to joining Conversational Computing Corporation, Mr. Scheuing served as Vice President, Marketing for U S WEST’s Small Business Group from January 1999 to July 2000 and in other positions with U S WEST from 1994 to 1997. Mr. Scheuing holds a B.B.A. degree in finance and marketing and an M.B.A. degree in marketing and information systems from Texas Christian University. On February 14, 2007, we announced Mr. Scheuing will be leaving Captaris and that we expect Mr. Scheuing will remain in his current role through March 30, 2007.

Mr. Papano joined Captaris in September 2003. Prior to joining Captaris, Mr. Papano served as Chief Financial Officer of Evant, Inc., an enterprise software company, from 2000 to 2003; QRS Corporation, a publicly traded e-commerce company, from 1998 to 2000; and The Dialog Corporation, an electronic information company, from 1991 to 1998. Mr. Papano is a certified public accountant. He holds a B.S. degree in business with an emphasis in finance and an M.B.A. degree in accounting from the University of Colorado.

CAPTARIS, INC.

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

Our quarterly sales operating results vary. These operating results may fall below expectations of securities analysts and investors.

We expect our operating results to fluctuate significantly from quarter to quarter in the future. Because of these fluctuations, our operating results for a particular quarter may fall below the expectations of securities analysts and investors. If this occurs, the trading price of our common stock may decline. These fluctuations could cause period-to-period comparisons to be less than meaningful. Numerous factors contribute to the unpredictability of our operating results, including:

•	fluctuations in quarterly sales patterns;

•	the timing of customer orders;

•	changes in our mix of products and distribution channels;

•	the announcement or introduction of new products by us or our competitors;

•	pricing pressures;

•	costs related to the acquisition of technologies or businesses;

•	costs of maintaining, integrating or expanding our operations;

•	costs of hiring qualified personnel;

•	technological changes in our market, including changes in standards for protocols, platforms and operating systems applicable to software, hardware and networking environments;

•	costs associated with outside service providers, such as legal counsel and auditors, and taxes owed by us;

•	general economic conditions; and

•	exchange rate fluctuations.

Most of our software product revenue comes from current-quarter orders and sales, of which a substantial portion has, at times, occurred in the last month of the quarter. We do not maintain a large backlog of orders and most of our distributors maintain little or no inventory. Order fulfillment cycles are typically short and often as short as one to two days. Accordingly, the timing of customer orders can cause significant variations in quarterly results of operations. Because we sell our products to end-customers through various third parties, such as value-added resellers and independent distributors, we are unable to predict with certainty the actual orders, sales and revenue these third parties will generate in a given quarter. These factors could impair and delay our ability to know when revenue and earnings will be higher or lower than expected. We plan our expenditure levels and product development on our expected revenue. Because our expenses are relatively fixed in the short term, we may be unable to adjust our spending in time to compensate for any unexpected shortfall in quarterly revenue.

CAPTARIS, INC.

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

Our fax products operate on standard computer hardware, most of which is readily available. However, only two domestic suppliers can provide fax processing circuit boards to meet our specifications. Historically, we have relied almost exclusively on Cantata, Inc., for fax boards. We rely on this supplier primarily because of volume price discounts and the cost and effort required to develop software for alternate fax boards. Significant changes in technology, issues regarding quality performance, delays, interruptions or reductions in our supply of fax boards, or unfavorable changes to price and delivery terms could adversely affect our business.

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

Our market is highly competitive.

The business solutions market is highly competitive and is rapidly changing. We may not have the financial resources, marketing, distribution, service capability and depth of key personnel or technological knowledge to continue to compete successfully in each of our markets.

We believe the main competitive factors affecting our business are breadth and quality of software alternatives, product integration capabilities, ability to update our products to respond to technological change, relationships with distributors, strategic partners, value-added resellers and systems integrators, price, size of the installed base, level of customer support and professional services.

In the market for LAN-based fax systems, our principal competitors are Esker, Inc. S.A., Biscom, Inc., TOPCALL International AG, Omtool, Ltd., Fenestrae, GFI Software, Ltd. and SAGEM-Interstar. Our fax server products also compete broadly with vendors offering a range of alternative fax solutions, including operating systems containing fax and document transmission features, low-end fax modem products, desktop fax software, single-platform fax software products, outsource fax providers and customized proprietary software solutions. The direct competitors of our business process automation products include K2.net (SourceCode Technology Holdings, Ltd.), Metastorm and Ultimus, Inc. Our main competitors of our document archiving products are Hyland Software, Inc. (OnBase product), EMC Corporation / Documentum (ApplicationXtender, EmailXtender products) and Compulink Business Systems, Inc. (Laserfiche product).

CAPTARIS, INC.

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

Our Workflow product runs exclusively on the Microsoft.NET platform.

Our Workflow product runs exclusively on the .NET platform. Thus, we are subject to certain risks associated with the use of the .NET platform. These risks include, but are not limited to, the following:

•	the .NET platform may not become or continue to be a widely accepted industry standard;

•	Microsoft may not continue its commitment to enhancing and marketing the .NET platform;

•	we may not be successful in continuing to develop the Workflow product in connection with the .NET platform; and

•

changes in the .NET platform may affect our development of the Workflow product, including our ability to timely make necessary updates to the Workflow product for our customers based on changes to the .NET platform.

If any of the foregoing occurs, our Workflow product may become obsolete or sales of Workflow may be negatively impacted, which may adversely impact our revenue and operating results.

We face risks from our international operations.

Maintaining or growing our revenue depends, in part, on our international product sales. We focus significant management attention and financial resources to our international operations. It is costly to establish international facilities and operations to promote our brand internationally and to develop localized systems. We may not succeed in these efforts. Our net sales from international market segments may not offset the expense of establishing and maintaining the related operations and, therefore, these operations may not be profitable on a sustained basis. Significant portions of our revenue are subject to the risks associated with international operations, which include:

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

CAPTARIS, INC.

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

We frequently evaluate potential acquisitions of products, technologies and businesses. Any acquisitions we may undertake may direct management’s attention away from the day-to-day operations of our business and may pose numerous other risks. We may not be able to successfully integrate technologies, products, personnel or operations of companies that we may acquire or retain customers of the acquired business. In addition, we may need to make significant cash payments and dilutive issuances of our equity securities, incur debt, assume unknown liabilities, write-off purchased in-process research and development, amortize expenses related to other intangible assets and incur restructuring charges as well as costs of integrating personnel and operations. Any of these events could have a material adverse effect on our financial condition or results of operations.

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

We were named as third-party defendants in two pending lawsuits alleging violations of the Telephone Consumer Protection Act in connection with the receipt by the plaintiffs of facsimile advertisements that were transmitted by MediaTel Corporation, our wholly owned subsidiary, before its business was sold in September 2003. A detailed description of these cases, including the status of each, is included under “Legal Proceedings” in this Annual Report on Form 10-K. The complaints sought injunctive relief and unspecified damages and certification as a class action on behalf of the plaintiff and others similarly situated throughout the United States that received the facsimile advertisements. Under the Telephone Consumer Protection Act, a court can impose liability of $500 per fax on a party that sends a fax without consent of the recipient and can increase the liability to $1,500 per fax if the sending of the fax is willful. On January 30, 2006, in one of the cases (referred to as Melrose), the court approved a preliminary settlement between the plaintiff class and the defendant. That settlement became final later in 2006. This settlement did not terminate the defendant’s third-party claim against Captaris and MediaTel. Melrose subsequently settled these claims with Captaris and MediaTel and all claims against Captaris and MediaTel were dismissed with prejudice on January 24, 2007, bringing to a close the Melrose litigation.

In the other case (referred to as Mediterranean), the defendant, Mediterranean, and third-party defendants Captaris and MediaTel moved for summary judgment against the plaintiff, prior to any class certification. On September 29, 2006, the court in the Mediterranean case granted summary judgment in favor of Mediterranean and Captaris and dismissed the case. In granting summary judgment, the court ruled that the plaintiff, Travel 100, had invited the facsimile advertisements and there was no violation of the Telephone Consumer Protection Act. Travel 100 filed a motion for reconsideration, which the court denied. Travel 100 then filed a notice of appeal on December 29, 2006. Briefing for the appeal has not begun and no date has been set for a hearing at this time. There can be no assurance that we will be successful in defending the appeal.

CAPTARIS, INC.

We are vigorously defending the Mediterranean case, but litigation is subject to numerous uncertainties and we are unable to predict the ultimate outcome of this case. Moreover, even if the plaintiff prevails on the appeal, the plaintiff will still need to certify a class. The amount of any potential liability in connection with the case, will depend, to a large extent, on whether a class is certified, and if one is certified, on what the scope of that class will be, neither of which can be predicted at this time.

We have not recorded a liability related to the Mediterranean case. However, there is no guarantee that we will not determine in the future that an accrual is required or that we will not be required to pay damages in respect of the Mediterranean case in the future, which could materially and adversely affect our results of operations, cash flows and financial condition for the quarter or year in which any accrual is recorded or any damages are paid. We have tendered this claim to our general liability insurance carrier and the carrier has agreed to pay defense costs. However, the carrier has reserved its rights to contest their duty to indemnify Captaris with respect to the matter. Even if coverage is determined to apply, since the potential liability of the claim is substantially in excess of our coverage limits, there can be no assurance that our coverage will be sufficient to satisfy any damages we are required to pay.

Regardless of the outcome, the Mediterranean case may cause us to incur significant expenses and divert the attention of our management and key personnel from our business operations.

Our products may suffer from defect or errors, which could result in loss of revenue, delayed or limited market acceptance of our products, increased costs and damage to our reputation.

Software products as complex as ours may contain errors or defects, especially when first introduced or when new versions are released. Commercial release of past versions of our products were delayed until software problems were corrected, and in some cases, we have provided product updates to correct errors in released products. Our new products or releases may not be free from errors after commercial shipments have begun. Any errors that are discovered after commercial release could result in loss of revenue or delay in market acceptance, diversion of development resources, damages to our reputation, increased service and warranty costs or claims against us.

Security breach of confidential data may expose us to additional costs and to litigation, which could harm our business.

Our products may involve the transmission or storage of business-critical, proprietary or confidential information. If the security measures that we incorporate in our products are breached or if there is an inappropriate disclosure of confidential information, we could be exposed to litigation and possible liability. Even if we were not held liable, a security breach or inappropriate disclosure of confidential information could harm our reputation and even the perception of a security risk could inhibit market acceptance of our products and services. In addition, we may be required to invest additional resources to protect us against damages caused by these actual or perceived disruptions of security breaches in the future.

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

If we are unable to operate without infringing the patents and proprietary rights of third parties, our operating margins may decline as a result. Product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. Historically, competitors in our industry have filed numerous allegations of patent infringement, resulting in considerable litigation.

CAPTARIS, INC.

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

Our business depends on successfully attracting and retaining key personnel in engineering, research and development, marketing, sales, finance and administration. We also depend, to a significant degree, on the efforts of our senior management team. If we fail to recruit such personnel or lose the services of existing key personnel in any functional area, our current operations and new product development efforts could be adversely affected. Competition for skilled personnel is intense. Past reductions in force and any additional reductions in force we undertake may adversely impact employee morale and impair our ability to attract and retain highly qualified personnel. We do not maintain key person life insurance.

CAPTARIS, INC.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We are headquartered in Bellevue, Washington and have offices in Tucson, Arizona; Englewood, Colorado; Calgary, Alberta, Canada; Sydney, Australia and European headquarters in Nieuwegein, the Netherlands. The Bellevue location consists of approximately 61,500 square feet of space under a lease that expires in February 2008, which includes 13,600 square feet of subleased space. Our other offices include 27,300 square feet in Englewood, Colorado, which includes 6,200 square feet of subleased space; 23,900 square feet of leased space in Tucson, Arizona; 12,400 square feet of leased space in Calgary, Alberta, Canada; 3,200 square feet of leased space in Sydney, Australia; and 5,600 square feet of leased space in Nieuwegein, the Netherlands. In addition, we have sales and support personnel in the United Kingdom, Germany, Hong Kong and Dubai. Starting in April 2007, we will reduce our office space in Englewood, Colorado to 15,000 square feet. Later in 2007, we plan to enter new leases for both Tucson, Arizona and Bellevue, Washington offices.

We believe that these facilities are adequate to meet our current needs and that suitable additional or alternative space will be available, as needed, in the future on commercially reasonable terms.

Item 3.	LEGAL PROCEEDINGS

Captaris has been involved in two lawsuits in Circuit Court in Cook County, Illinois. Both lawsuits were filed by Travel 100 Group, Inc. (“Travel 100”), one against Mediterranean Shipping Company (“Mediterranean”) and the other against The Melrose Hotel Company (“Melrose”). The complaints alleged violations of the Telephone Consumer Protection Act in connection with the receipt of facsimile advertisements that were transmitted by MediaTel Corporation, a wholly-owned subsidiary of Captaris, on behalf of travel service providers, including Mediterranean and Melrose. All of the assets of MediaTel were sold to a subsidiary of PTEK Holdings, Inc. on September 1, 2003.

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

On July 28, 2006, the court in the Melrose case entered final approval of a settlement between the plaintiffs and Melrose. Under the settlement agreement, Melrose retained its right to pursue its claims for contribution against Captaris and MediaTel. Melrose subsequently settled these claims with Captaris and MediaTel without any material liability to Captaris or MediaTel and all claims against Captaris and MediaTel were dismissed with prejudice on January 24, 2007, bringing to a close the Melrose litigation.

On September 29, 2006, the court in the Mediterranean case granted summary judgment in favor of Mediterranean and Captaris and dismissed the case. In granting summary judgment, the court ruled that Travel 100 had invited the facsimile advertisements and there was no violation of the Telephone Consumer Protection Act. Travel 100 filed a motion for reconsideration, which the court denied. Travel 100 then filed a notice of appeal on December 29, 2006. Briefing for the appeal has not begun and no date has been set for a hearing at this time. There can be no assurance that we will be successful in defending the appeal.

Our insurance carrier paid the settlement amount in the Melrose matter. In the Mediterranean matter, our carrier has agreed to pay defense costs, but has reserved its rights to contest their duty to indemnify Captaris with respect to this matter. We intend to vigorously defend the appeal of the Mediterranean summary judgment ruling; however, litigation is subject to numerous uncertainties and we are unable to predict the ultimate outcome of the Mediterranean case. There is no guarantee that we will not be required to pay damages in respect of this case in the future, which could materially and adversely affect our results of operations, cash flows and financial condition for the quarter or year in which any accrual is recorded or any damages are paid.

CAPTARIS, INC.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

CAPTARIS, INC.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Market under the symbol “CAPA”. As of March 1, 2007, there were approximately 109 shareholders of record of our common stock. Many of our shares are held by brokers and other institutions on behalf of shareholders, therefore, we are unable to estimate the total number of shareholders represented by these record holders. The following table sets forth the high and low prices for our common stock for the periods indicated. In determining the high and low prices for the periods indicated, we used the high and low sales prices as reported by The Nasdaq Global Market.

Quarterly Common Stock Price Ranges

	2006		2005
Quarter	High	Low	High	Low
1st	$4.65	$3.56	$5.33	$3.95
2nd	4.71	4.00	4.49	3.45
3rd	5.90	4.30	4.24	3.54
4th	8.13	5.08	4.25	3.52

CAPTARIS, INC.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Captaris under the Securities Act of 1933, as amended or the Exchange Act.

The following graph compares the five year cumulative total return for our common stock to the cumulative total return of the Nasdaq Composite Index and the S&P Small Cap 600-Application Software Index for the period beginning December 31, 2001 and ending December 31, 2006.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Captaris, Inc., The Nasdaq Composite Index

And The S & P SmallCap 600-Application Software Index

	Cumulative Total Return
	12/01	12/02	12/03	12/04	12/05	12/06
Captaris, Inc.	$100.00	$65.04	$152.30	$139.84	$100.00	$210.57
Nasdaq Composite Index	100.00	71.97	107.18	117.07	120.50	137.02
S&P Smallcap 600 – Application Software Index	100.00	73.80	106.68	131.88	119.21	136.32

This comparison assumes $100 was invested on December 31, 2001 in (a) Captaris common stock (b) the Nasdaq Composite Index, and (c) the Smallcap 600 – Application Software Index, with all dividends reinvested. The stock price and returns above for Captaris common stock are historical and do not necessarily predict future price performance.

Dividends

We have not paid any cash dividends on our common stock. We intend to retain any future earnings to fund the development and growth of our business and the repurchase of our common stock. Therefore, we do not currently anticipate paying any cash dividends in the foreseeable future.

Stock Repurchase Plan

Pursuant to a stock repurchase plan approved by our Board of Directors, we repurchased $11.3 million (2,099,506 shares), $4.9 million (1,285,778 shares) and $13.5 million (2,649,098 shares) of our common stock in 2006, 2005 and 2004, respectively.

CAPTARIS, INC.

In 2006, our Board of Directors authorized us to enter into a Rule 10b5-1 plan to facilitate the repurchase of our common stock at times when we ordinarily would not be in the market because of self-imposed trading blackout periods. Transactions under the Rule 10b5-1 plan began on September 18, 2006, the first trading day after the trading window closed in the third quarter of 2006. Also in 2006, our Board of Directors approved two separate increases to our previously announced stock repurchase program. As of December 31, 2006, $12.6 million remains available to repurchase shares. We may repurchase shares in the future subject to overall market conditions, stock prices, rules of our 10b5-1 plan and our cash position and requirements going forward. The repurchase program will continue until the earlier of (a) such time when the maximum dollar amount authorized has been utilized or (b) the Board of Directors elects to discontinue the repurchase program.

The following table summarizes information regarding shares purchased during the quarter ended December 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Purchase Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 through 31, 2006	220,000	$5.82	220,000	$14,881,829
November 1 through 30, 2006	330,000	$6.87	330,000	12,615,676
December 1 through 31, 2006	—	—	—	12,615,676

Three Months Ended December 31, 2006	550,000	$6.45	550,000	$12,615,676

CAPTARIS, INC.

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected historical financial data is derived from our audited historical financial statements. The consolidated balance sheet data at December 31, 2006 and 2005 and the consolidated statement of operations data for the years ended December 31, 2006, 2005 and 2004 are derived from the audited historical financial statements and related notes that are included elsewhere in this report. The consolidated balance sheet data at December 31, 2004, 2003 and 2002 and the consolidated statement of operations data for the year ended December 31, 2003 and 2002 are derived from the audited historical financial statements and related notes which are not included in this report. The information set forth below should be read in conjunction with our historical financial statements, including the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report. Historical results are not necessarily indicative of future results.

	Year Ended December 31,
(in thousands, except per share data)	2006	2005	2004	2003	2002
Consolidated Statement of Operations Data:
Net revenue	$91,986	$86,380	$78,036	$83,286	$71,256
Gross profit	64,266	59,455	50,954	57,548	44,264
Operating expenses	60,434	67,702	55,104	49,307	59,766
Income (loss) from continuing operations before income tax expense (benefit)	5,781	(7,336)	(3,203)	9,898	(13,280)
Income (loss) from discontinued operations, net of income tax expense (benefit)	16	38	647	6,315	2,535
Cumulative effect of change in accounting principle	—	—	—	—	(2,695)
Net income (loss)	3,981	(3,979)	107	12,533	(7,404)

Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.14	$(0.14)	$(0.02)	$0.20	$(0.23)
Income from discontinued operations	—	—	0.02	0.21	0.08
Cumulative effect of change in accounting principle	—	—	—	—	(0.08)

Basic net income (loss) per share	$0.14	$(0.14)	$0.00	$0.41	$(0.23)

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.14	$(0.14)	$(0.02)	$0.20	$(0.23)
Income from discontinued operations	—	—	0.02	0.20	0.08
Cumulative effect of change in accounting principle	—	—	—	—	(0.08)

Diluted net income (loss) per share	$0.14	$(0.14)	$0.00	$0.40	$(0.23)

Weighted average shares used in computation of:
Basic net income (loss) per share	27,899	28,907	31,346	30,849	31,780
Diluted net income (loss) per share	28,514	28,907	31,346	31,543	31,780

	December 31,
(in thousands)	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data:
Cash, cash equivalents and total investments	$59,363	$51,527	$57,339	$95,661	$73,089
Restricted cash(1)	$1,000	$1,000	$1,000	$1,000	$1,000
Working capital, plus long-term investments available-for-sale	$55,424	$47,734	$52,408	$92,198	$76,704
Total assets	$135,948	$131,203	$138,346	$144,755	$121,277
Redeemable common stock	$—	$—	$—	$3,000	$—
Total shareholders’ equity	$97,827	$97,779	$106,241	$117,828	$98,301
Shares outstanding	27,556	28,367	29,452	32,358	30,218

(1)	A cash deposit supports a $1.0 million letter of credit that serves as collateral pursuant to a lease agreement for our corporate headquarters. This collateral is required through February 29, 2008.

CAPTARIS, INC.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Captaris develops software products that automate business processes, manage documents electronically and provide efficient information delivery. With a comprehensive suite of software and services, Captaris specializes in automating paper and other document-centric processes that are found in most organizations. Our customers use our products to reduce costs, comply with regulations and increase the performance of critical business processes and system investments.

Our products and services address business needs in several related markets: the fax server and electronic document delivery market; the business process management market; and the enterprise content management market. We distribute our products primarily through independent distributors, value-added resellers, direct sales professionals and information technology (“IT”) service providers. Our products run on off-the-shelf hardware servers, networked personal computers and Microsoft software platforms including Microsoft® Windows NT, Windows 2000, Windows 2003, Windows XP and we plan on compatibility with Windows Vista in the second quarter of 2007. We utilize Microsoft.NET development tools in our suite of products and integrate with a wide variety of hardware equipment and enterprise software products. Captaris is a corporation formed in the State of Washington in 1982. Our principal executive offices are located in Bellevue, Washington.

We sell, promote and receive referrals for the use of our products primarily through an indirect channel of resellers and distributors, strategic partnerships, Original Equipment Manufacturers (“OEM”) and private label agreements, as well as through our enterprise sales team and national account managers that hold dedicated business relationships with assigned accounts on the Fortune 500 list. We believe the use of multiple distribution channels that access many of the same potential customers increases the likelihood that our products will be sold to a particular customer.

OEM partners market and sell our products and services in conjunction with their own core products and service portfolios, adding more value to their customers with an integrated go-to-market approach. In some cases, these OEM agreements provide minimum revenue commitments.

Executive Summary

In November 2006, we released RightFax 9.3 Feature Pack 1 which offers new features and support for fax boards. In the second quarter of 2006, we released RightFax 9.3 which improved server performance, enhanced user experience and improved administration capabilities. RightFax 9.3 is the first significant release of this product since November of 2004, when RightFax 9.0 introduced the new open database architecture. Also in the second quarter, we released Captaris Alchemy 8.2 and Workflow 6.0. Captaris Alchemy 8.2 includes stronger document control and security, enhanced document history and auditing, a new software developer kit and expanded language support. Workflow 6.0, released in 2005, offers a complete workflow development system to enable organizations to standardize and automate business processes.

We derive net revenue primarily from licensing software as well as follow-on sales of add-on software modules and the sale of maintenance and support agreements. The driver of our revenue growth over the prior year was attributable to the continuing growth of maintenance, support and service revenue and an increase in the volume of software licenses sold, which we believe to be the result of increased customer deployments of RightFax throughout their organizations. We expect revenue increases in all three revenue categories, software, hardware, and services in 2007 compared to 2006, as a result of increased customer demand from increased investment in our sales organization. No single customer represented more than 10% of our net revenue for each of the years ended December 31, 2006, 2005 or 2004.

CAPTARIS, INC.

During 2006, we received $1.8 million of revenue from a strategic license agreement with Xpedite Systems, Inc (“Xpedite”). A portion of our revenue is derived from strategic license arrangements and this revenue is difficult to predict and has inherent fluctuations based on the partner’s own business cycle which may or may not correlate with our business cycle.

Our gross margins for 2006 increased over 2005, primarily due to increased revenue from maintenance, support and service agreements, and software licenses including the $1.8 million from Xpedite which was 100% margin. This increase was partially offset by lower gross margins from professional service sales and costs associated with the consolidation of our international product support in 2006. We anticipate gross profit as a percentage of revenue for 2007 to remain consistent or moderately improve over 2006. Our gross margins for the year ended December 31, 2005 increased over the year ended December 31, 2004, primarily due to increased sales of our Workflow and Captaris Alchemy lines which contribute higher gross margins compared to the RightFax product line which contributes lower gross margins as it is bundled with lower margin hardware components.

Our net income from continuing operations for the year ended December 31, 2006 was $4.0 million, compared to a net loss of $4.0 million for the year ended December 31, 2005 and a net loss of $540,000 for the year ended December 31, 2004. The increase in net income from 2005 to 2006 was primarily attributable to revenue growth and an overall reduction in operating expenses in 2006. In addition, 2005 operating expenses included corporate reorganizations charges as well as non-cash impairment charges. We did not incur these charges in 2006. The increased loss from 2004 to 2005 was primarily attributable to lower than expected revenue and to an increase in operating expenses resulting from increased staffing and related costs to support the Captaris Alchemy product line.

We recognized income tax expense of $1.8 million on income from continuing operations in the year ended December 31, 2006. We recorded an income tax benefit of $3.3 million and $2.7 million in the years ended December 31, 2005 and 2004, respectively, on losses from continuing operations. The income tax benefits in 2005 and 2004 included the reversal of tax liabilities of $523,000 and $1.4 million, respectively, which management determined were no longer probable based on updated information surrounding the related tax returns. In 2006, we received income tax refunds of $1.9 million that primarily resulted from the carry-back of our 2005 net operating loss to 2003.

Our principal sources of liquidity are cash, cash equivalents and short and long-term investments. Our investments are classified as available-for-sale. Our portfolio consists primarily of money market funds, adjustable rate mortgage-backed securities and municipal and U.S. government agency-backed securities. Consolidated cash, cash equivalents and investments at December 31, 2006, totaled $59.4 million, up $7.8 million from December 31, 2005. This increase was primarily due to our net cash flow provided by operations of $13.9 million, which includes $1.9 million of tax refunds that primarily resulted from the carry-back of our 2005 net operating loss, proceeds of $5.3 million from the exercise of stock options, as well as excess tax benefits from stock-based compensation of $1.1 million. These increases were partially offset by the repurchase of our common stock of $11.3 million and capital purchases of $1.3 million. Capital expenditures during the year ended December 31, 2006, consisted primarily of an enterprise resource management system to support the growth of our core business activities. In the first quarter of 2007, we plan to pay out $1.0 million for management incentive bonuses we accrued in 2006.

Our order fulfillment operations consist primarily of compact disc duplication, documentation fulfillment and distribution of fax boards. The majority of our products are installed by third parties. In cases where the customer buys installation services from us, we typically contract with outside vendors to provide full systems integration and assembly.

Our RightFax products incorporate a number of commercially available application cards and fax cards that enable integration with certain fax servers. We currently purchase and resell fax boards from Cantata, Inc., and Dialogic Corporation, formerly known as Eicon Networks Corporation. We depend upon these third-party manufacturers to supply fax boards to us. If our manufacturers terminate their relationships with us or are unable to fill orders on a timely basis or experience quality performance issues, we may be unable to meet customer demand, which would delay or decrease our revenue and our operations may be negatively affected.

Our RightFax and Captaris Alchemy product lines include third-party software for which we pay royalties. Our royalty expense was less than 1% of net revenue in 2006 and 2004, and 1.0% of net revenue in 2005.

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

CAPTARIS, INC.

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

In July 2006, in an effort to improve the cost effectiveness and efficiency of our support operations, we centralized our international Technical Support Group. These changes primarily included a reduction in our workforce and, as a result, we recorded a charge of $243,000 for severance payments made in the third quarter of 2006.

On January 1, 2006, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“SFAS No. 123R”), which, among other things, requires us to measure and recognize compensation expense for all share-based payment awards made to employees and directors including stock options and deferred stock units. In 2006, we recorded $677,000 in stock compensation expense relating to stock options. Prior to 2006, the Company had only shown, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, pro forma financial results including the effects of share-based compensation expense in the footnotes to the financial statements. For the years ended December 31, 2005 and 2004, the pro forma stock compensation expense was $3.9 million and $3.2 million, respectively. The decrease in stock compensation expense in 2006, compared to our pro forma stock compensation expense in 2005 and 2004, can be attributed to accelerating the vesting of underwater options in 2005, the reduction in number of shares granted in 2006 compared to 2005 and 2004 and differences between accounting for options under SFAS No. 123R in 2006 and SFAS No. 123 in 2005 and 2004.

In January 2005, we made the decision to incorporate the mobility technology associated with our Infinite product line directly into RightFax. Accordingly, in January 2005, we made an end-of-life announcement of our stand-alone Infinite mobile delivery product line. As a result we deemed that the intangible asset related to the “Infinite Technology” trade name was impaired and an impairment charge of $488,000 was recorded in selling and marketing expenses in the fourth quarter of 2004.

On November 3, 2005, we announced a corporate reorganization intended to improve the efficiency and cost structure of our business. These changes included a reduction in our workforce and the consolidation of office facilities, which included the impairment of furniture and equipment in those office facilities. The workforce reduction included certain founders of Teamplate, who joined the Company when we acquired Teamplate, Inc. in September 2003, and this triggered the acceleration of the remaining Teamplate management incentive plan obligation associated with the acquisition. We recorded a charge of $1.8 million in the fourth quarter of 2005 related to this reorganization, of which $1.2 million was for the Teamplate incentive plan obligation, $455,000 was for severance and other incentive payments for the workforce reduction and $147,000 was for the consolidation of office facilities. In relation to these 2005 charges, we recorded $1.1 million in selling and marketing expenses, $487,000 in research and development expenses and $163,000 in general and administrative expenses.

Concurrent with the announcement of the November 3, 2005 reorganization, we announced that we would record a non-cash impairment charge in the fourth quarter of 2005 of $607,000, which included a $559,000 charge for impairment of application systems software projects that would not be completed and $48,000 of assets that would be abandoned with the office consolidation. In relation to these charges, $447,000 was recorded in selling and marketing expense and $160,000 was recorded in general and administrative expenses.

Acquisitions and Divestitures

2006 and 2005

We had no acquisitions or significant divestitures during 2006 and 2005.

2004

On October 28, 2004, we acquired Information Management Research, Inc. (“IMR”), an Englewood, Colorado company. IMR’s Alchemy product line (now marketed as Captaris Alchemy), which helps organizations capture, archive and retrieve business information enabling us to provide complete solutions for our worldwide enterprise customers. Under the terms of the acquisition agreement, we acquired IMR for a total of $31.9 million. We paid $26.4 million in cash, including transaction costs of $1.2 million and assumed liabilities of $5.6 million, net of cash acquired of $142,000. The assumed liabilities included $3.1 million of deferred tax liabilities related to purchased intangibles not deductible for tax purposes, deferred revenue of $1.2 million and accounts payable and other accrued liabilities of $1.3 million. The acquisition of IMR has been accounted for as a purchase.

CAPTARIS, INC.

In connection with the acquisition we consolidated all IMR finance and administrative functions to our Bellevue headquarters. As such, as part of the purchase price allocation, we paid $116,000 for severance expenses related to the involuntary termination of fourteen IMR employees in 2004.

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

On September 29, 2003, we sold the CallXpress product line for $2.5 million to Applied Voice and Speech Technologies, Inc. (“AVST”). Concurrent with the transaction, we entered into an earn-out agreement with AVST which entitles us to receive additional payments of up to $1.0 million per year for each of the three years following the sale, depending on AVST’s success in achieving certain revenue targets. Since many activities related to CallXpress were shared with the RightFax product line, these earn out payments are classified on our income statements as a reduction to operating expenses in each of the years received. On March 2, 2005, we received a report from AVST and payment of $1.0 million, confirming achievement of the revenue target for 2004. In February of 2006, we received notification confirming that AVST had achieved their revenue target for 2005. We received a payment of $1.0 million in March of 2006 and accordingly, recorded an additional gain on the sale of the CallXpress product line within operating expenses in the first quarter of 2006.

We sold the assets of MediaTel Corporation (“MediaTel”), our wholly-owned subsidiary that operated the MediaLinq business, our outsource e-document services division, on September 15, 2003, for $14.9 million in cash to Xpedite Systems, Inc. (“Xpedite”), a division of PTEK Holdings, Inc. (“PTEK”). In accordance with generally accepted accounting principles, MediaTel’s results of operations, net of income taxes, have been classified as discontinued operations. Concurrent with this transaction, we entered into license and reseller agreements with Xpedite, under which we licensed our fax-to-mail technology to Xpedite over a three-year period following the sale for a minimum aggregate license fee of $2.0 million. In 2004, we recognized $250,000 of revenue in connection with these agreements. We did not record any revenue in 2005 relating to the license agreement due to a dispute with Xpedite relating to the outstanding minimum licenses fee. In February 2006, we resolved the dispute regarding the revenue relating to 2005. As a result, in the first quarter of 2006, we recorded an additional $750,000 of revenue related to the 2005 commitment and in the third quarter of 2006, we recorded another $1.0 million of revenue in accordance with the license agreement.

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

Our most critical accounting judgments and estimates relate to the following areas:

•	Revenue recognition;

CAPTARIS, INC.

•	Allowances for sales returns and doubtful accounts;

•	Valuation of inventory at lower of cost or market value;

•	Classification of investments and assessment of related unrealized losses;

•	Valuation of acquired businesses, assets and liabilities;

•	Impairment of goodwill;

•	Impairment of equipment, leasehold improvements, long-lived assets and other intangible assets;

•	Useful lives of equipment, leasehold improvements and intangible assets;

•	Contingencies;

•	Stock-based compensation plans; and

•	Accounting for income taxes.

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

We sell products through resellers, OEMs and other channel partners, as well as directly to end-users. Generally our resellers do not stock product, and except for OEM sales described below, we recognize product revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. If a reseller does stock product, we defer this revenue until the reseller sells the software through to end-users. All software licenses are bundled with 30 days of telephone support. We consider revenue associated with this telephone support to be insignificant, and therefore, we recognize this revenue when the software is shipped and record an estimate for the related cost of the telephone support. Revenue from perpetual software licenses is recognized when the software has been shipped, provided that collection for such revenue is deemed probable. Revenue from term software licenses is recognized over the term of the license, generally twelve months. Whenever a software license, hardware, installation and post-contract customer support or “PCS” elements are sold together, we allocate the total arrangement fee among each element based on its respective fair value, which is the price charged when that element is sold separately. The amount of revenue assigned to each element is impacted by our judgment as to whether an arrangement includes multiple elements and, if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. Changes to the elements in an arrangement and our ability to establish VSOE for those elements could affect the timing of revenue recognition for these items. Revenue for PCS is recognized on a straight-line basis over the service contract term, ranging from one to five years. PCS includes rights to unspecified upgrades and updates, when and if available, and bug fixes. Installation revenue is recognized when the product has been installed at the customer’s site and accepted by the customer. Recognition of revenue from software sold with installation services is recognized either when the software is shipped or when the installation services are completed, depending on our agreement with the customer and whether the installation services are integral to the functionality of the software.

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

In general, customers are not granted return rights at the time of sale. However, historically, we have accepted returns and therefore, we reduce revenue recognized for estimated product returns. If we do grant return rights and we cannot reasonably estimate returns, we defer the revenue until the return rights lapse. For software sold to resellers in which we have granted exchange rights, we defer the revenue until the reseller sells the software through to end-users. When customer acceptance provisions are present and we cannot reasonably estimate returns, we recognize revenue upon the earlier of customer acceptance or expiration of the acceptance period.

Professional services are customarily billed at fixed rates, plus out-of-pocket expenses and revenue is recognized when the service has been completed. However, if it is determined that a consulting engagement will be unprofitable, we recognize the loss at the time of such determination. Training revenue is recognized when the training is completed.

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

CAPTARIS, INC.

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

Classification of investments and assessment of related unrealized losses. We classify our short-term and long-term investments as “available-for-sale.” Our portfolio consists primarily of money market funds, adjustable rate mortgage-backed securities and municipal and U.S. government agency-backed securities. Our portfolio is recorded at fair market value. We determine the fair value of our investments based on quoted market prices. Investments with legal maturities of one year or less are classified as short-term. We recognize realized gains and losses upon sale of investments using the specific identification method. We believe that the expected lives of our mortgage-backed securities investments are much shorter than the stated maturities due to mortgage refinances and sales of homes. Accordingly, we have estimated the portion of the mortgages likely to be prepaid within one year based on historical prepayment data, current interest rates and other economic factors, and classified a portion of these investments as short-term. Unrealized gains and losses, net of any income tax effect, are recorded as a component of other comprehensive income. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income over the term of the investment.

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

Valuation of acquired businesses, assets and liabilities. Our business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. As of December 31, 2006 our goodwill and intangible assets, net of accumulated amortization, were $38.8 million. The determination of the fair value of such intangible assets and goodwill is a critical and complex consideration that involves significant assumptions and estimates. These assumptions and estimates are based on our best judgments and could materially affect our financial condition and results of operations.

Impairment of goodwill. Goodwill is tested for impairment on an annual basis in the first quarter of the year, and on an interim basis in certain circumstances. We conducted our annual assessment during the first quarter of 2006 and determined our goodwill at March 31, 2006, was not impaired. No conditions or events have occurred during 2006 which would require us to update the assessment. Our judgments regarding the existence of impairment indicators include our assessment of the impacts of legal factors; market and economic conditions; the results of our operational performance and strategic plans; competition and market share; and any potential for the sale or disposal of a significant portion of our principal operations. If we conclude that indicators of impairment exist, we then assess the fair value of goodwill. Our valuation process provides an estimate of a fair value of goodwill using a discounted cash flow model and includes many assumptions and estimates. Once the valuation is determined, we will write-down goodwill to its determined fair value, if necessary. Any write-down could have a material adverse effect on our financial condition and results of operations.

On November 3, 2005, we announced a corporate reorganization that included the layoff of certain Teamplate founders and triggered the acceleration of the remaining Teamplate management incentive plan obligation. During this time we also assessed the effect this layoff had on the valuation of the goodwill recorded with the Teamplate acquisition. It was determined that goodwill was not impaired as a result of this layoff.

Impairment of equipment, leasehold improvements, long-lived assets and other intangible assets. We periodically review long-lived assets, other intangibles and product lines that we may sell or otherwise dispose of before the end of the asset’s previously estimated useful life to determine if there is any impairment of these assets. We assess the impairment of these assets, or the need to accelerate amortization, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance

CAPTARIS, INC.

of our long-lived assets and other intangibles. Future events could cause us to conclude that impairment indicators exist and that the assets should be reviewed to determine their fair value. We assess the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Fair value is generally determined based on a valuation process that provides an estimate of a fair value of these assets using a discounted cash flow model, which includes many assumptions and estimates. Once the valuation is determined, we will write-down these assets to their determined fair value, if necessary. Any write-down could have a material adverse effect on our financial condition and results of operations.

In January 2005, we made the decision to incorporate the mobility technology associated with our Infinite product line directly into our RightFax product. Accordingly, in January 2005, we made an end-of-life announcement of our standalone Infinite mobile delivery product line. As a result, we deemed that the intangible asset related to the “Infinite Technology” trade name was impaired and an impairment charge of $488,000 was recorded as a selling and marketing expense in December 2004.

On November 3, 2005, we announced a corporate reorganization that included the layoff of certain Teamplate founders and triggered the acceleration of the remaining Teamplate management incentive plan obligation. During this time, we also assessed the effect this layoff had on the valuation of the intangibles related to the Teamplate acquisition and determined that the intangibles were not impaired as a result of the layoff.

Concurrent with the announcement of the reorganization, we announced that we would record a non-cash impairment charge of $607,000 in the fourth quarter of 2005. This impairment charge included $559,000 of impairment of application systems software projects that would no longer be completed and $48,000 of assets that would be abandoned with the office consolidation. We do not anticipate future cash expenditures in connection with this impairment.

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

Stock-based compensation plans. Our stock-option plans are long-term retention programs that are intended to enhance our log-term shareholder value by offering opportunities to both directors and officers, as well as selected persons to participate in our growth and success and to provide incentives and encourage retention.

The 2006 Equity Incentive Plan (formerly the 1989 Plan)

On June 8, 2006, at the 2006 Annual Meeting of Shareholders of Captaris, Inc., our shareholders approved the Captaris, Inc. 2006 Equity Incentive Plan (the “2006 Plan”), which amended and restated the Captaris, Inc. 1989 Restated Stock Option Plan (the “1989 Plan”) to, among other things, expand the types of awards available for grant to include, in addition to stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and other stock or cash-based awards. The 2006 Plan authorizes the issuance of options to purchase up to 12,900,000 shares of Captaris common stock, the same number authorized under the 1989 Plan. The options under the 2006 Plan are generally granted at an exercise price of the average of the high and low market value of our common stock on the date of grant, and generally vest over four years. They have a term of one to ten years from the date of grant and vest at the rate of 25% after one year and 2.0833% per month thereafter. As of December 31, 2006, there were 2,451,776 options and awards outstanding pursuant to the 2006 Plan. We granted 474,302 stock options and awards under the 2006 Plan, in the year ended December 31, 2006.

CAPTARIS, INC.

Equity Grant Program for Non-employee Directors

Effective upon shareholder approval of the 2006 Plan and upon recommendation of the Compensation Committee, the Board of Directors implemented the Terms of Equity Grant Program for Non-employee Directors (the “NED Equity Program”) under the 2006 Plan. The NED Equity Program provides for: 1) initial and annual stock option grants with a Black-Scholes or binomial (whichever method is then being used by the Company to value its stock options for financial reporting purposes) value of $10,000 on the date of grant; and 2) initial and annual restricted deferred stock unit awards (“DSU Awards”) with a $25,000 value based on the fair market value which we currently calculate using the average of the high and low stock price, as reported by The Nasdaq Global Market, of our common stock on the date of grant. The stock options will vest in full one year after the date of grant and have a ten-year term, as long as the non-employee director remains on the Board. The DSU Awards will be automatically deferred under the Captaris, Inc. Deferred Compensation Plan for Non-employee Directors (the “NED Deferred Compensation Plan”) and will vest in full one year after the date of grant. The compensation expense associated with the NED Equity Program is included in our stock compensation expense.

Deferred Compensation Program

Effective upon shareholder approval of the 2006 Plan and upon recommendation of the Compensation Committee, the Board of Directors also implemented the NED Deferred Compensation Plan, the purpose of which is to further long-term growth of the Company by allowing non-employee directors to defer receipt of certain compensation, keeping their financial interests aligned with the Company, and providing them with a long-term incentive to continue providing services. The NED Deferred Compensation Plan is administered by the Compensation Committee of the Board of Directors.

Directors who are not also employees of the Company or its affiliates are eligible to participate in the NED Deferred Compensation Plan. Non-employee directors may elect to defer receipt of 25%, 50%, 75% or 100% of any cash compensation paid to the non-employee director for his or her service on the Board of Directors or any committee of the Board of Directors. Deferred cash compensation will be credited to the non-employee director’s account as of the date on which it would have been paid had it not been deferred, and will be deemed to be invested in our common stock at a value equal to the closing price of our common stock on such date. Deferred cash compensation is fully vested upon receipt. In general, a non-employee director’s vested account balance will be distributed in a lump sum as soon as administratively practicable after his or her separation from service on the Board of Directors. The compensation expense associated with the NED Deferred Compensation Plan is included in our compensation expense.

The 2000 Plan

Upon the adoption of the 2006 Plan on June 8, 2006, no further awards will be granted under the Captaris, Inc. 2000 Non-Officer Employee Stock Compensation Plan (the “2000 Plan”), which resulted in a reduction in the number of options available for grant by 1,050,115 shares. Under the 2000 Plan, options generally were granted at the fair market value of our common stock at the date of grant and generally vest over four years. Options under the 2000 Plan have a term of ten years from the date of grant and vest at the rate of 25% after one year and 2.0833% per month thereafter. As of December 31, 2006, there were 1,616,972 options outstanding under the 2000 Plan. In 2006, prior to the adoption of the 2006 Plan, we granted 632,133 stock options under the 2000 Plan.

Non-plan Option Grants

As an inducement to employment, on November 15, 2000, we granted our President, Chief Executive Officer and Director of Captaris, a nonqualified stock option grant outside of any Captaris’ Equity incentive plans. In addition, as an inducement to employment, on October 22, 1997, we granted two former employees of Captaris a nonqualified stock option grant outside of any of Captaris’ equity incentive plans. At December 31, 2006, 1,012,572 of these options were outstanding.

Stock-Based Compensation Expense. On January 1, 2006, we adopted the provisions of SFAS No. 123R, which requires us to measure and recognize compensation expense for all share-based payment awards made to employees and directors including employee stock options and director grants. Prior to January 1, 2006, we accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principle Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). In accordance with APB No. 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

We adopted SFAS No. 123R using the modified prospective transition method. Under this transition method, compensation cost recognized for the year ended December 31, 2006 includes: a) compensation cost for all stock-based compensation granted prior to, but not vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and b) compensation cost for all stock-based compensation granted subsequent to January 1, 2006, based on the grant-date

CAPTARIS, INC.

fair value estimated in accordance with the provisions of SFAS No. 123R. The stock-based compensation expense includes an estimate for forfeitures and is recognized over the requisite service period of the options, which is generally the option vesting term. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

Concurrent with the adoption of SFAS No. 123R, we elected to adopt the alternative transition approach provided in Staff Position No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, for calculating the tax effects of stock-based compensation under SFAS No. 123R. The alternative transition approach includes simplified methods to establish the beginning balance of the additional paid-in-capital-pool (“APIC pool”) related to the tax effects of stock-based compensation, and for determining the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R.

Prior to adopting SFAS No. 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. SFAS No. 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting SFAS No. 123R, $1.1 million of excess tax benefits for the year ended December 31, 2006 was classified as a financing cash inflow.

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

Our stock-based compensation expense includes expense related to both our stock options and our deferred stock units. The amount of stock-based compensation expense, net of forfeitures, recognized in the quarter and year ended December 31, 2006 was $201,000 and $677,000, respectively, of which $16,000 and $191,000, respectively, related to options granted prior to January 1, 2006. Total unamortized compensation expense at December 31, 2006 was $1.6 million, net of estimated forfeitures. Total unamortized deferred compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of two years.

On September 1, 2005, our Compensation Committee and Board of Directors approved the acceleration of vesting of certain unvested stock options granted to our employees and officers under our stock option plans that had an exercise price greater than $3.73 per share, the closing price of our common stock on September 1, 2005. There were 241 employees affected by this modification. Options held by non-employee directors were not included in the acceleration. Previously unvested options to purchase 2.3 million shares of our common stock became immediately exercisable. The Board also imposed a holding period that requires all executive officers and certain other members of senior management to refrain from selling shares acquired upon the exercise of these options, other than shares needed to cover the exercise price and to satisfy withholding taxes and shares transferred by will or by the applicable laws of descent and distribution, until the date on which the exercise would have been permitted under the option’s original vesting terms.

The accelerated vesting eliminated future compensation expenses that we would otherwise recognize in our financial statements with respect to these options as a result of adopting SFAS No. 123R. In accordance with APB No. 25 and FASB Interpretation No. 44, no compensation expense was recorded within the financial statements as a result of this modification in 2005 because the options had no intrinsic value on the date of the modification due to the exercise price being in excess of the current market price of the stock. Had the options not been accelerated, option expense for the year ended December 31, 2006 would have increased by $748,000, net of estimated forfeitures and income taxes, and the unamortized compensation expense for these options would have been $568,000, net of estimated forfeitures and income taxes, to be recorded in 2007 through 2009.

During the second quarter of 2001, we offered a limited non-compulsory exchange of employee stock options on a less than one-for-one basis. The exchange (which closed on July 10, 2001) resulted in the voluntary cancellation of employee stock options to purchase 3,135,720 shares of our common stock with varying exercise prices greater than $10.00 per share in exchange for 1,286,790 employee stock options with an exercise price of $2.11. The option exchange offer resulted in variable accounting treatment for a total of 1,993,250 options, representing the 1,286,790 new options granted in the exchange as well as all employee options modified during the year. Variable accounting treatment, in accordance with APB No. 25, resulted in charges or credits recorded to stock-based compensation, depending on fluctuations in quoted prices for our common stock and the number of stock options subject to variable accounting. As of January 1, 2006, charges or benefits related to these fully vested options subject to variable accounting ceased due to the adoption of SFAS No. 123R.

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

	Year Ended December 31,
	2006	2005 (1)	2004 (1)
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	30.1	31.2	34.7

Gross profit	69.9	68.8	65.3

Operating expenses:
Research and development	13.3	16.2	13.2
Selling and marketing	34.6	39.9	36.5
General and administrative	17.5	21.5	20.1
Amortization of intangible assets	1.4	2.0	0.9
Gain on sale of discontinued product line CallXpress	(1.1)	(1.2)	—

Total operating expenses	65.7	78.3	70.6

Operating income (loss)	4.2	(9.5)	(5.3)
Other income, net	2.1	1.1	1.2

Income (loss) from continuing operations before income tax expense (benefit)	6.3	(8.4)	(4.1)
Income tax expense (benefit)	2.0	(3.8)	(3.4)

Income (loss) from continuing operations	4.3	(4.6)	(0.7)
Income from discontinued operations	—	—	0.8

Net income (loss)	4.3%	(4.6)%	0.1%

(1)	For the years ended December 31, 2005 and 2004, percentages from operating expense line items do not sum to total operating expense percentage due to rounding.

CAPTARIS, INC.

Net Revenue

	2006	Percent Change from 2005	2005	Percent Change from 2004	2004
	(in thousands)
Net Revenue:
Software revenue	$34,428	4.8%	$32,860	2.2%	$32,159
Maintenance, support and services revenue	36,183	13.1%	31,997	38.6%	23,083
Hardware revenue	21,375	(0.7)%	21,523	(5.6)%	22,794

Net revenue	$91,986	6.5%	$86,380	10.7%	$78,036

We derive net revenue primarily from licensing software as well as follow-on sales of add-on software modules and the sale of maintenance and support agreements. We continue to sell fax boards and certain types of professional services with a significant number of our software product sales for which we receive a margin significantly less than the margin on our software products.

Years ended December 31, 2006 and 2005. Net revenue for the year ended December 31, 2006 increased by $5.6 million compared to the year ended December 31, 2005. The increase in net revenue was due primarily to the growth of maintenance, support and service agreements and an increase in the volume of our software licenses sold, which we believe to be the result of increased customer deployment of RightFax throughout their organizations. In addition, $1.8 million of the increase in revenue was due to a strategic licensing arrangement with Xpedite. This strategic license arrangement began in September 2003. In accordance with this arrangement, Xpedite agreed to pay a minimum of $2.0 million over a three-year period for a license to use and resell our fax-to-mail technology. In September 2004 we recognized $250,000 of revenue in connection with this arrangement but due to a dispute with Xpedite, did not record any revenue in 2005 relating to this arrangement. In February 2006, we resolved the dispute regarding the revenue for 2005. As a result, we recorded $750,000 of revenue related to the 2005 commitment. During the third quarter of 2006 we received an additional $1.0 million from Xpedite.

Revenue from our RightFax product line in the year ended December 31, 2006 increased compared to the year ended December 31, 2005. This increase was due primarily to $1.8 million from the Xpedite strategic licensing arrangement and to the growth of professional services sold and an increase in the volume of RightFax licenses sold resulting from what we believe to be increased capacity needs from existing customers as they further deploy RightFax throughout their organizations. RightFax product revenue, which includes revenue from software licenses and hardware sales, was $77.5 million for the year ended December 31, 2006, up 6.7% from the year ended December 31, 2005. Revenue from RightFax software for the year ended December 31, 2006 was $27.1 million, an increase of $1.4 million or 5.4% from the year ended December 31, 2005. RightFax maintenance, support and services revenue was $29.0 million for the year ended December 31, 2006, up $3.6 million or 14.4% from the prior year. Rightfax hardware sales for the year ended December 31, 2006 was $21.4 million, relatively flat compared to the prior year.

Revenue from the Captaris Alchemy and Workflow product lines increased $711,000 to $14.5 million in the year ended December 31, 2006 compared to $13.8 million the year ended December 31, 2005. This increase was primarily due to increased international Workflow sales. This increase was partially offset by the decrease in sales of the Alchemy product line. The decrease in sales of Alchemy was primarily due to customer support issues relating to the consolidation of worldwide technical support that took place in 2006. We believe these issues have been resolved as year-over-year fourth quarter results have improved in 2006 for the Captaris Alchemy product line.

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Revenue:
United States of America	$66,206	$64,076	$58,414
Canada	3,551	3,404	3,193
Europe	10,562	9,874	7,982
Other	11,667	9,026	8,447

Total net revenue	$91,986	$86,380	$78,036

International net revenue, excluding Canada, represented 24.2% of total net revenue for the year ended December 31, 2006 compared to 21.9% for the year ended December 31, 2005, representing an increase of $3.3 million. This increase was attributable to overall growth in software, maintenance and services, and hardware sales. International revenue from software, maintenance and services, and hardware sales increased 11.9%, 24.7% and 22.7%, respectively, for the year ended December 31, 2006 compared to the

CAPTARIS, INC.

year ended December 31, 2005. The overall increase in revenue from our international regions was due to our continued investment and expansion into international markets and to a higher distribution of sales outside North America from our Captaris Alchemy product line. We expect the portion of our revenue derived from international markets to remain relatively consistent or improve modestly in 2007.

We believe that our revenue growth for the year ended December 31, 2006 compared to the prior year was largely attributable to the changes we introduced into the sales channels in 2005, and our continued investments in our sales organizations. We plan to invest in our sales organization in 2007 and as a result of this investment we anticipate that consolidated net revenue will grow at a relatively consistent rate as the growth in 2006. Historically, our business experiences seasonality with a decline in revenue during the first quarter compared to the prior year’s fourth quarter, building gradually during the second and third quarters, and ending with the fourth quarter as our largest quarter for revenue. We anticipate this pattern to continue in 2007.

Years ended December 31, 2005 and 2004. Net revenue for the year ended December 31, 2005 increased $8.3 million compared to the year ended December 31, 2004. The increase in net revenue was attributable to revenue from our newer product lines, Captaris Alchemy and Workflow. We acquired the Captaris Alchemy product line in October 2004 and the Workflow product line in September 2003. Revenue from these product lines increased $8.6 million in the year ended December 31, 2005 compared to the year ended December 31, 2004. This increase is due to the inclusion of twelve months of sales from our Captaris Alchemy product line in 2005 compared to two months in 2004 and growth of our Workflow product line.

Revenue from our RightFax product line in the year ended December 31, 2005 remained relatively flat compared to the year ended December 31, 2004. RightFax product revenue, which includes revenue from software licenses and hardware sales, was $47.2 million for the year ended December 31, 2005, down 7.9% from the year ended 2004. RightFax maintenance, support and services revenue was $25.6 million for the year ended December 31, 2005, up $3.8 million or 17.3% from the year ended December 31, 2004.

We believe that revenue from the RightFax product line was negatively impacted in the first half of 2005 from changes we introduced into the sales channel in the first quarter of 2005. We acquired the Alchemy product line from IMR in the fourth quarter of 2004 and postponed integrating revenue operations until after the first of the year, which was typically our slowest sales quarter. In the first half of 2005, we believe many of our traditional RightFax resellers increased their emphasis on the new product lines as we integrated the Alchemy product line. Other changes included new technology in our RightFax product, reassignment in field support and emphasis on multi-product solution selling. We believe these changes temporarily negatively impacted revenue from the RightFax product line, as the resellers focused on training and integrating the new products into their product lines. We anticipated training and similar transitional activities with our partners, however, we believe these activities took longer and had a greater impact on RightFax product revenue than we expected.

International net revenue, excluding Canada, represented 21.9% of total net revenue for the year ended December 31, 2005 compared to 21.1% for the year ended December 31, 2004. The overall increase in revenue from our international regions was due to our continued investment and expansion into international markets and to a higher distribution of sales outside North America from our Captaris Alchemy product line.

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

	2006	Percent Change from 2005	2005	Percent Change from 2004	2004
	(in thousands)
Gross profit	$64,266	8.1%	$59,455	16.7%	$50,954
Percentage of revenue	69.9%		68.8%		65.3%

Years ended December 31, 2006 and 2005. The increase in gross profit for the year ended December 31, 2006 compared to the year ended December 31, 2005 was primarily due to increased revenue from maintenance, support and service agreements and software licenses including the $1.8 million from Xpedite which was 100% margin. This increase was partially offset by lower margins contributed by professional services and costs associated with our consolidation of our international product support. We anticipate gross profit as a percentage of revenue for 2007 will remain consistent or moderately improve over 2006.

CAPTARIS, INC.

Years ended December 31, 2005 and 2004. The increase in gross profit for the year ended December 31, 2005 compared to the year ended December 31, 2004 was primarily attributable to increased sales of our Captaris Alchemy and Workflow product lines which contribute higher gross margins compared to the RightFax product line which contributes lower gross margins as it is bundled with lower margin hardware components.

Research and Development

Research and development expenses consist of the salaries and related benefits for our product development personnel, prototype materials and expenses related to the development of new and improved products, facilities and depreciation expenses.

	2006	Percent Change from 2005	2005	Percent Change from 2004	2004
	(in thousands)
Research and development	$12,227	(12.5%)	$13,976	35.8%	$10,288
Percentage of revenue	13.3%		16.2%		13.2%

Years ended December 31, 2006 and 2005. For the year ended December 31, 2006, research and development expenses decreased $1.7 million compared to the year ended December 31, 2005, primarily due to a reduction of $852,000 in staffing cost due to a lower headcount, a reduction of $724,000 in compensation cost due to the minimum incentive plan obligation for certain Teamplate founders, which was discontinued in late 2005, a reduction of $276,000 for outsourced research and development and a reduction of $17,000 in other expenses. These decreases were partially offset by an increase of $120,000 in stock compensation expense. We expect overall research and development expenses to remain relatively flat in absolute dollars in 2007 compared to 2006 as we continue to maintain our investments in research and development.

Years ended December 31, 2005 and 2004. For the year ended December 31, 2005, research and development expenses increased compared to the year ended December 31, 2004, primarily due to additional staff related to the Alchemy product line, which we acquired in our acquisition of IMR in late October 2004 and to the additional expenses incurred relating to the reorganization of our workforce, which triggered the acceleration of our remaining minimum incentive plan obligation for certain Teamplate founders. The amount of reorganization expense included in research and development in 2005 was $487,000.

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

	2006	Percent Change from 2005	2005	Percent Change from 2004	2004
	(in thousands)
Selling and marketing	$31,830	(7.6%)	$34,448	21.0%	$28,467
Percentage of revenue	34.6%		39.9%		36.5%

Years ended December 31, 2006 and 2005. The decrease of $2.6 million or 7.6% in selling and marketing expenses for the year ended December 31, 2006, compared to the year ended December 31, 2005, was due primarily to a decrease of $1.6 million in expenses related to the Teamplate minimum incentive plan obligation which was discontinued in late 2005, a $1.3 million reduction in marketing and advertising programs and a $671,000 reduction in sales commissions resulting from a change in compensation structure. These decreases were partially offset by an increase of $687,000 in staff and occupancy costs relating to a higher headcount, an increase of $227,000 for stock compensation expenses and an increase of $91,000 in other expenses.

Years ended December 31, 2005 and 2004. The increase of $6.0 million in selling and marketing expenses in the year ended December 31, 2005 compared to the year ended 2004 was primarily attributable to: 1) an increase in employee related expenses and occupancy costs of $3.0 primarily attributable to the addition of staff to support the new Alchemy product line, acquired in late October 2004, channel expansion and other program costs; 2) an increase in commission expense of $2.0 million resulting from increased revenue and increased staff; and 3) the addition of $1.6 million of costs associated with the layoff of employees and Teamplate founders, including impairment cost of $559,000 for application system software projects that would not be completed and the abandonment of our Portland office lease during the reorganization discussed above under “Executive Summary”. These increases were partially offset by a reduction in advertising costs during 2005 of $577,000.

CAPTARIS, INC.

General and Administrative

General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities, and depreciation expenses.

	2006	Percent Change from 2005	2005	Percent Change from 2004	2004
	(in thousands)
General and administrative	$16,103	(13.1%)	$18,529	18.3%	$15,666
Percentage of revenue	17.5%		21.5%		20.1%

Years ended December 31, 2006 and 2005. The $2.4 million decrease in general and administrative expenses in the year ended December 31, 2006 compared to the year ended December 31, 2005 was due primarily to a decrease of $679,000 in staffing and occupancy cost primarily due to decreased headcount, a reduction of $629,000 for costs incurred for consulting services, a decrease in bad debt expense of $544,000, a decrease of $553,000 in costs associated with internal control costs, a decrease of $538,000 in audit and tax fees and an additional decrease of $9,000 in other expenses. These decreases where partially offset by $542,000 in stock compensation cost related to the implementation of SFAS No. 123R. In 2007, we expect overall general and administrative expenses to increase due to an increase in stock compensation relating to additional stock option grants and a planned information system implementation in 2007.

Years ended December 31, 2005 and 2004. The $2.9 million increase in general and administrative expenses in the year ended December 31, 2005 compared to the same period in the prior year was due primarily to an increase of $1.2 million related to additional internal finance, information systems and legal staff and related costs, an increase of $918,000 for costs incurred for legal expenses, insurance and consulting services as well as depreciation and allowance for uncollected accounts receivable, net of a $200,000 reduction in third-party consultants and outside audit services associated with the Sarbanes-Oxley Act of 2002 compliance, an increase of $492,000 in costs associated with office automation, an increase of $196,000 relating to the expenses associated with the abandonment of our Portland office lease and an additional expense of $112,000 related to asset impairments in the year ended December 31, 2005.

Amortization of Intangible Assets

We are currently amortizing acquired intangible assets with definite lives. Amortization expense for acquired core technology and license agreements is recorded in cost of revenue and was $1.9 million, $1.9 million and $992,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Amortization expense recorded in operating expenses related to acquired intangible assets was $1.3 million, $1.7 million and $683,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The decrease in amortization expense in 2006 compared to 2005 was due primarily to certain intangible assets becoming fully amortized. The increase in amortization expense in 2005 compared to 2004 was due to intangible assets we acquired with the acquisition of IMR and the Alchemy product line in October 2004. We expect amortization expense for 2007 to decrease slightly from 2006 as certain intangible assets become fully amortized.

Stock-Based Compensation Expense (Benefit)

During the second quarter of 2001, we offered a limited non-compulsory exchange of employee stock options on a less than one-for-one basis. The exchange (which closed on July 10, 2001) resulted in the voluntary cancellation of employee stock options to purchase 3,135,720 shares of our common stock with varying exercise prices greater than $10.00 per share in exchange for 1,286,790 employee stock options with an exercise price of $2.11. The option exchange offer resulted in variable accounting treatment for a total of 1,993,250 options, representing the 1,286,790 new options granted in the exchange as well as all employee options modified during the year. Variable accounting treatment, in accordance with APB No. 25, results in charges or credits recorded to stock-based compensation, depending on fluctuations in quoted prices for our common stock and the number of stock options subject to variable accounting, neither of which can be predicted. At December 31, 2006, there were no options outstanding subject to variable accounting. At December 31, 2005 and 2004, the number of options outstanding to purchase common stock subject to variable accounting was 120,347 and 181,366, respectively. In 2005 and 2004, we recognized a benefit for variable stock compensation of $246,000 and $29,000, respectively.

CAPTARIS, INC.

On January 1, 2006, we adopted SFAS No. 123R, which requires us to measure and recognize compensation expense for all share-based payment awards made to employees and directors including employee stock options and deferred stock units. Prior to 2006, we had only shown, as permitted by SFAS No. 123, pro forma financial results including the effects of share-based compensation expense in the footnotes to the financial statements. For the year ended December 31, 2006 we recognized $677,000 in share-based compensation expense, including $12,000 recorded in cost of revenue, $46,000 recorded in research and development, $116,000 recorded in sales and marketing and $503,000 recorded in general and administrative expense. For the years ended December 31, 2005 and 2004, the pro forma stock compensation expense was $3.9 million and $3.2 million, respectively. The decrease in stock compensation expense in 2006, compared to our pro forma stock compensation expense in 2005 and 2004, can be attributed to accelerating the vesting of underwater options in 2005, the reduction in number of shares granted in 2006 compared to 2005 and 2004 and differences between accounting for options under SFAS No. 123R in 2006 and SFAS No. 123 in 2005 and 2004.

On September 1, 2005, our Compensation Committee and Board of Directors approved the acceleration of vesting of certain unvested stock options granted to our employees and officers under our stock option plans that had an exercise price greater than $3.73 per share, the closing price of our common stock on September 1, 2005. Options held by non-employee directors were not included in the acceleration. Previously unvested options to purchase approximately 2.3 million shares of our common stock became immediately exercisable. The Board also imposed a holding period that will require all executive officers and certain other members of senior management to refrain from selling shares acquired upon the exercise of these options, other than shares needed to cover the exercise price and to satisfy withholding taxes and shares transferred by will or by the applicable laws of descent and distribution, until the date on which the exercise would have been permitted under the option’s original vesting terms.

The accelerated vesting eliminated future compensation expenses that we would otherwise recognize in our financial statements with respect to these options as a result of adopting SFAS No. 123R. In accordance with APB No. 25 and FASB Interpretation No. 44, no compensation expense was recorded within the financial statements as a result of this modification because the options had an intrinsic value of $0.00 on the date of the modification due to the exercise price being in excess of the current market price of the stock. In accordance with SFAS No. 123, we included the unamortized compensation expense of $1.1 million (net of income taxes) related to the accelerated options in our pro forma net loss and net loss per common share for the year ended December 31, 2005. Had the options not been accelerated, the unamortized fair value-based compensation expense for the options would have been recorded in 2006 through 2009, under vesting schedules in place prior to the acceleration, which generally would have resulted in fair value-based compensation expenses, net of forfeitures and income taxes, of $748,000 in 2006 and $568,000 in 2007 to 2009.

Gain on Sale of the CallXpress Product Line

In September of 2003, we sold our CallXpress product line. Concurrent with the transaction, we entered into an earn-out agreement with the buyer which entitles us to receive additional payments of up to $1.0 million per year for each of the three years following the sale, depending on the buyer’s success in achieving certain revenue targets. In March 2005, we received a report from the buyer and payment of $1.0 million, confirming achievement of the revenue target for 2004. This payment was recognized as an additional gain on the sale of the CallXpress product line and was classified on our income statement within operating expenses in the first quarter of 2005. In February of 2006, we received notification confirming that the buyer had achieved their revenue target for 2005. We received a payment of $1.0 million in March of 2006 and accordingly, in the first quarter of 2006, we recorded an additional gain on the sale of the CallXpress product line within operating expenses.

Other Income, Net

Other income, net, consists primarily of investment income and foreign currency transaction gains and losses. For the years ended December 31, 2006, 2005 and 2004, other income was $1.9 million, $911,000 and $947,000, respectively. The increase in other income, net was due primarily to an increase in interest income resulting from an increase in our invested cash balances. Our invested cash balances increased over 2005 due primarily to increased cash flows from operations. Assuming interest rates remain at recent levels, we expect interest income to remain relatively consistent with 2006.

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

CAPTARIS, INC.

Our effective tax rates differ from the statutory rate primarily due to tax exempt interest income, state income taxes, foreign income taxes and accruals for certain tax exposures discussed above. The effective income tax rates on income and losses from continuing operations in 2006, 2005 and 2004 were 31.4%, 45.2% and 83.1%, respectively. For the year ending December 31, 2006, we recorded an income tax provision of $1.8 million on income from continuing operations. We recorded an income tax benefit of $3.3 million and $2.7 million in the years ended 2005 and 2004, respectively, on losses from continuing operations. The income tax provision in 2006 included prior year adjustments of $72,000 primarily associated with correcting deferred tax asset balances at December 31, 2005. The income tax benefits in 2005 and 2004 included the reversal of tax liabilities of $523,000 and $1.4 million, respectively, which management determined were no longer probable based on updated information surrounding the related tax return.

At December 31, 2006, we have available unused net operating losses that may be applied against future taxable income. These net operating losses consist of international losses of $2.5 million that do not expire, federal losses of $7.3 million that expire from 2019 to 2025, and state losses of $14.1 million that expire from 2007 to 2025. We believe that there is sufficient positive evidence to support our conclusion not to record a valuation allowance against these net operating losses. We believe that we will utilize the loss carry forwards in the future because we have had a history of pre-tax income. In addition, the Internal Revenue Code (“IRC”) Section 382 limitation for the acquired net operating loss of IMR of $12.0 million covers approximately five years of future operations, which is well within the statute of limitations for these losses.

We anticipate the effective tax rate for 2007 to be in the range of 29% to 31%.

Discontinued Operations

In September of 2003, we completed the sale of the assets of MediaTel. As such, MediaTel’s results of operations have been classified as discontinued operations. For the year ended December 31, 2006 we recorded additional net gain of $16,000, net of income taxes of $11,000, related to legal fees and settlement of legal proceedings. In 2005, we recognized a net gain of $38,000, net of income taxes of $25,000, related to insurance reimbursements of legal fees incurred in defense of various legal proceedings. In 2004, we recorded a net gain of $647,000 which included additional proceeds of $232,000, net of income taxes; a federal income tax refund of $483,000 including associated interest income less professional fees, both net of income taxes; and legal fees incurred in defense of various legal proceedings of $68,000, net of expected insurance reimbursements, both net of income taxes.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short and long-term investments. Our investments are classified as available-for-sale. Our portfolio consists primarily of money market funds, adjustable rate mortgage-backed securities, and municipal and U.S. government agency-backed securities. Consolidated cash, cash equivalents and investments at December 31, 2006 totaled $59.4 million, up $7.8 million from December 31, 2005. Cash and investments increased in 2006 due primarily to our net cash flow from operations of $13.9 million, which included $1.9 million received from income tax refunds that primarily resulted from the carry-back of our 2005 net operating loss, proceeds of $5.3 million from the exercise of employee stock options, as well as excess tax benefits from stock-based compensation of $1.1 million. These increases were partially offset by the repurchase of our common stock of $11.3 million and capital purchases of $1.3 million.

Cash provided by operating activities for 2006 was $13.9 million, primarily from net income, adjusted by non-cash expenses and changes in working capital components, including the receipt of $1.9 million of tax refunds. Working capital sources of cash were primarily from a decrease in deferred tax assets, and increases in deferred revenue and accrued payables. Accrued payables increased primarily due to compensation related costs and inventory purchases. Deferred revenue increased primarily due to increased maintenance and support obligations. Working capital uses of cash included increases in trade receivables and other current assets. Our accounts receivable increased due to higher revenue in December 2006 compared to December 2005. Other current assets increased due to an increase in prepaid expenses and inventory.

Cash provided from operations was higher in 2006 compared to 2005 due primarily to the net income of $4.0 million in 2006 compared to a net loss of $4.0 million in 2005, as well as decreases in taxes receivable and deferred tax assets, and increases in accounts payable and accrued expenses. Cash provided by operating activities for 2005 was $1.4 million, primarily from our net loss for the year, adjusted by non-cash expenses and changes in working capital components. Working capital sources of cash were primarily from a decrease in inventory and an increase in deferred revenue. Deferred revenue increased primarily due to increased maintenance and support obligations. Working capital uses of cash included increases in trade receivables and other current assets, and decreases in trade payables and deferred tax assets.

Cash used in investing activities was $4.7 million for the year ended 2006 compared to cash provided of $1.8 million during 2005. Cash used in investing activities in 2006 consisted primarily of $3.4 million investment purchases, net of proceeds from sales

CAPTARIS, INC.

and maturities of investments, and $1.3 million purchases of capital equipment. Cash provided from investing activities in 2005 was due primarily to $4.8 million of proceeds from sales and maturities of investments, net of investment purchases, partially offset by $3.0 million of capital asset purchases.

Cash used in financing activities during the year ended December 31, 2006 was $4.9 million compared to cash used of $4.4 million in the year ended December 31, 2005. In 2006, cash used in financing activities included $11.3 million to repurchase 2,099,506 shares of our common stock pursuant to our repurchase program, partially offset by cash provided by the exercise of stock options of $5.3 million through our employee stock option plans, as well as $1.1 million of excess tax benefits from stock-based compensation. In 2005, cash used in financing activities included $4.9 million to repurchase 1,285,778 shares of our common stock pursuant to our repurchase program partially offset by cash provided from the exercise of stock options from our employee stock option plans of $574,000.

We believe existing cash and short-term investments together with funds generated from operations will be sufficient to meet our anticipated working capital needs and capital expenditure needs for the next twelve months and the foreseeable future. In the first quarter of 2007, we plan to pay out $1.0 million in management performance bonuses accrued in 2006.

Stock Repurchase Plan

On June 8, 2006, our Board of Directors authorized us to enter into a Rule 10b5-1 plan to facilitate the repurchase of our common stock at times when we ordinarily would not be in the market because of self-imposed trading blackout periods. Transactions under the Rule 10b5-1 plan began on September 18, 2006, the first trading day after the trading window closed in the third quarter of 2006.

During the years ended December 31, 2006, 2005 and 2004, we repurchased 2,099,506, 1,285,788 and 2,649,098 shares of our common stock, respectively, for $11.3 million, $4.9 million and $13.5 million, respectively.

In 2006, the Board of Directors approved two separate increases to our previously announced stock repurchase program, each time bringing the total cash available for repurchase to approximately $15.0 million. At December 31, 2006, $12.6 million was available under our repurchase program. As of March 1, 2007 we have purchased an additional 251,900 shares under our repurchase plan for $2.0 million. We may repurchase shares in the future subject to overall market conditions, stock prices and our cash position and requirements going forward. The repurchase program will continue until the earlier of (a) such time when the maximum dollar amount authorized has been utilized or (b) our Board of Directors elects to discontinue our repurchase program.

Contractual Obligations and Commercial Commitments

We have operating leases for all of our offices and certain equipment. Rental expense for operating leases was $3.0 million, $3.1 million and $2.7 million in 2006, 2005 and 2004, respectively. Certain of our lease agreements provide for scheduled rent increases over the lease term. We recognize minimum rental expenses on a straight-line basis over the term of the lease. In March 2007, we renewed our lease for the Englewood, Colorado office for another twelve months and reduced the leased space to approximately 15,000 square feet. Later in 2007, we plan to enter new leases for both our Bellevue, Washington and Tucson, Arizona offices.

CAPTARIS, INC.

The following table summarizes our contractual obligations and estimated commercial commitments and the effect such obligations are expected to have on liquidity in future periods:

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases, net of sublease income	$2,769	$1,616	$1,033	$120	$—
Purchase obligations:
Long-term commitments[1]	2,637	1,792	845	—	—

Total contractual obligations and estimated commercial commitments	$5,406	$3,408	$1,878	$120	$—

Notes:

1.

We have certain obligations to purchase telecommunication services and software licenses of $1.8 million in 2007, $506,000 in 2008 and $339,000 in 2009, including $935,000 for a software licenses agreement signed in January 2007. These licenses are accounted for as capitalized software with the outstanding balance due classified in short-term and long-term liabilities.

We have a $1.0 million standby letter of credit. We have collateralized the letter of credit with a $1.0 million restricted certificate of deposit, which secures our corporate headquarters and is included in restricted cash at December 31, 2006.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (“fair value option”) and to report in earnings unrealized gains and losses on those items for which the fair value option has been elected. SFAS No. 159 also requires entities to display the fair value of those assets and liabilities on the face of the balance sheet. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 159. We are currently evaluating the impact of this pronouncement on our financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for and disclosure of uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based solely on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. We have conducted a preliminary analysis to determine the cumulative effect that results from the implementation of this pronouncement and to estimate the impact to the future income tax position of the Company. At this time, we do not believe that the impact of FIN 48 will be material to our financial position.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosures using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. SAB No. 108 is effective for interim periods of the first fiscal year ending after November 15, 2006, therefore, we have adopted SAB No. 108 for the period ended December 31, 2006. The adoption of SAB No. 108 does not have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the Company has not yet

CAPTARIS, INC.

issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the impact of SFAS No. 157, but do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

Subsequent Event

On February 14, 2007, Matthias M. Scheuing informed us he will be resigning from his position as Chief Operating Officer. We expect that Mr. Scheuing will remain in his current role through March 30, 2007. We do not expect to fill the Chief Operating Officer position. In connection with Mr. Scheuing’s departure and other organizational transitions, we expect to incur between $500,000 to $600,000 in expenditures in the first quarter of 2007.

CAPTARIS, INC.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our company is exposed to market risk, changes in interest rates and foreign currency exchange rates, each of which could adversely affect the value of our investments. We do not currently use derivative financial instruments to hedge this risk.

Interest rate risk

We maintain an investment portfolio consisting primarily of investment grade interest bearing securities. These securities are classified as “available-for-sale” securities. The interest bearing securities in our portfolio are subject to interest rate risk and will fall in value if market interest rates increase. Conversely, declines in interest rates could have a material impact on interest earnings of our investment portfolio. If market interest rates were to increase immediately and uniformly by 100 basis points from levels at December 31, 2006, the decline in the fair value of the portfolio would be approximately $162,000. Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results, financial condition or cash flows to be affected to any significant degree by a sudden change in market interest rates.

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

Historically, we have not hedged our transaction or translation risks on these currencies. We have the ability to hold our foreign-currency denominated assets indefinitely and do not expect that a sudden or significant change in foreign exchange rates would have a material impact on future results of operations or cash flow.

We performed a sensitivity analysis assuming a hypothetical 10.0% adverse movement in foreign exchange rates to the underlying foreign currency exposures described above. The sensitivity analysis indicated that a hypothetical 10.0% adverse movement in foreign currency exchange rates would result in a $944,000 loss in fair values of foreign currency denominated assets and liabilities at December 31, 2006.

CAPTARIS, INC.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Captaris, Inc.

We have audited the accompanying consolidated balance sheets of Captaris, Inc. and subsidiaries (“the Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Captaris, Inc. and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 10 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payment arrangements to conform to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Captaris, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2007 expressed an unqualified opinion thereon.

/s/ Moss Adams LLP
Seattle, Washington
March 13, 2007

CAPTARIS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Captaris, Inc.

Bellevue, Washington

We have audited the accompanying consolidated statements of operations, cash flows, and shareholders’ equity of Captaris, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

March 31, 2005

CAPTARIS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$10,695	$6,420
Short-term investments, available-for-sale	7,084	17,506
Accounts receivable, net	21,347	18,776
Inventories, net	961	534
Prepaid expenses and other assets	2,971	1,759
Income tax receivable and deferred tax assets, net	3,052	4,141

Total current assets	46,110	49,136
Long-term investments, available-for-sale	41,584	27,601
Restricted cash	1,000	1,000
Other long-term assets	303	337
Equipment and leasehold improvements, net	4,340	6,200
Intangible assets, net	6,570	9,767
Goodwill	32,199	32,313
Deferred tax assets, net	3,842	4,849

Total assets	$135,948	$131,203

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,308	$4,665
Accrued compensation and benefits	4,522	3,764
Other accrued liabilities	1,920	2,390
Income taxes payable	192	80
Deferred revenue	20,328	18,104

Total current liabilities	32,270	29,003

Accrued liabilities – noncurrent	307	317
Deferred revenue – noncurrent	5,544	4,104

Total liabilities	38,121	33,424

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 2,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 120,000 shares authorized; 27,556 and 28,367 outstanding, respectively	275	284
Additional paid-in capital	46,614	50,835
Retained earnings	49,790	45,809
Accumulated other comprehensive income	1,148	851

Total shareholders’ equity	97,827	97,779

Total liabilities and shareholders’ equity	$135,948	$131,203

See the accompanying notes to these consolidated financial statements.

CAPTARIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Net revenue	$91,986	$86,380	$78,036
Cost of revenue	27,720	26,925	27,082

Gross profit	64,266	59,455	50,954

Operating expenses:
Research and development	12,227	13,976	10,288
Selling and marketing	31,830	34,448	28,467
General and administrative	16,103	18,529	15,666
Amortization of intangible assets	1,274	1,749	683
Gain on sale of discontinued CallXpress product line	(1,000)	(1,000)	—

Total operating expenses	60,434	67,702	55,104

Operating income (loss)	3,832	(8,247)	(4,150)

Other income (expense):
Interest income	1,894	1,121	1,278
Interest expense and other income (expense), net	55	(210)	(331)

Other income	1,949	911	947

Income (loss) from continuing operations before income tax expense (benefit)	5,781	(7,336)	(3,203)
Income tax expense (benefit)	1,816	(3,319)	(2,663)

Income (loss) from continuing operations	3,965	(4,017)	(540)

Discontinued operations :
Gain on sale of MediaTel assets, net of income tax expense (benefit) of $11, $25 and $(500), respectively	16	38	647

Income from discontinued operations	16	38	647

Net income (loss)	$3,981	$(3,979)	$107

Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.14	$(0.14)	$(0.02)
Income from discontinued operations	0.00	0.00	0.02

Basic net income (loss) per share	$0.14	$(0.14)	$0.00

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.14	$(0.14)	$(0.02)
Income from discontinued operations	0.00	0.00	0.02

Diluted net income (loss) per share	$0.14	$(0.14)	$0.00

Weighted average shares used in computation of:
Basic net income (loss) per share	27,899	28,907	31,346
Diluted net income (loss) per share	28,514	28,907	31,346

See the accompanying notes to these consolidated financial statements.

CAPTARIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$3,981	$(3,979)	$107
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,104	3,474	2,662
Amortization	3,198	3,675	1,675
Stock-based compensation expense (benefit)	677	(246)	(29)
Gain on sale of discontinued operations MediaTel assets, net of income taxes	—	—	(647)
Loss on disposition of equipment	74	10	—
Impairment of long-lived assets and intangibles	—	607	488
Provision for doubtful accounts	29	572	183
Changes in assets and liabilities:
Accounts receivable, net	(2,563)	(1,108)	(3,318)
Inventories, net	(411)	411	979
Prepaid expenses and other assets	(1,159)	(448)	1,040
Income taxes receivable and deferred income taxes, net	2,292	(2,959)	(1,106)
Accounts payable	622	(2,222)	1,410
Accrued compensation and benefits	765	(623)	(683)
Other accrued liabilities	(489)	813	(223)
Income taxes payable	111	(343)	(2,500)
Deferred revenue	3,692	3,802	7,007

Net cash provided by operating activities	13,923	1,436	7,045

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(1,284)	(3,045)	(3,835)
Purchases of investments	(71,242)	(50,951)	(68,752)
Purchases of businesses, net of cash acquired	—	—	(26,438)
Proceeds from disposals of fixed assets	14	26	—
Proceeds from sale of discontinued operations MediaTel	—	—	647
Proceeds from sale of and maturities of investments	67,790	55,721	72,414

Net cash (used in) provided by investing activities	(4,722)	1,751	(25,964)

Cash flows from financing activities:
Proceeds from exercise of stock options	5,278	574	1,022
Repurchase of common stock	(11,301)	(4,942)	(13,477)
Excess tax benefits from stock-based compensation	1,116	—	—
Repurchase of redeemable stock	—	—	(2,982)

Net cash used in financing activities	(4,907)	(4,368)	(15,437)

Net increase (decrease) in cash	4,294	(1,181)	(34,356)
Effect of exchange rate changes on cash	(19)	38	23
Cash and cash equivalents at beginning of period	6,420	7,563	41,896

Cash and cash equivalents at end of period	$10,695	$6,420	$7,563

See the accompanying notes to these consolidated financial statements.

CAPTARIS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity	Total Comprehensive Income (Loss)
Balance at January 1, 2004	32,357,675	$318	$67,453	$376	$49,681	$117,828
Exercise of stock options	314,670	3	1,019	—	—	1,022
Repurchase of common stock	(2,649,098)	(26)	(13,451)	—	—	(13,477)
Cancellation of common stock	(13)	—	—	—	—	—
Repurchase of redeemable shares	(571,261)	—	—	—	—	—
Conversion of redeemable stock to common shares	—	—	18	—	—	18
Stock-based compensation benefit	—	—	(29)	—	—	(29)
Income tax benefit related to stock-based compensation	—	—	400	—	—	400
Unrealized loss on investments, net of income tax benefit of $124	—	—	—	(202)	—	(202)	$(202)
Foreign currency translation adjustment	—	—	—	574	—	574	574
Net income	—	—	—	—	107	107	107

Balance at December 31, 2004	29,451,973	$295	$55,410	$748	$49,788	$106,241	$479

Exercise of stock options	200,793	2	572	—	—	574
Repurchase of common stock	(1,285,778)	(13)	(4,929)	—	—	(4,942)
Stock-based compensation expense	—	—	(246)	—	—	(246)
Income tax benefit related to stock-based compensation	—	—	28	—	—	28
Unrealized gain on investments, net of income tax expense of $38	—	—	—	63	—	63	63
Foreign currency translation adjustment	—	—	—	40	—	40	40
Net loss	—	—	—	—	(3,979)	(3,979)	(3,979)

Balance at December 31, 2005	28,366,988	$284	$50,835	$851	$45,809	$97,779	$(3,876)

Exercise of stock options	1,288,365	12	5,266	—	—	5,278
Repurchase of common stock	(2,099,506)	(21)	(11,280)	—	—	(11,301)
Stock-based compensation expense	—	—	677	—	—	677
Income tax benefit related to stock-based compensation	—	—	1,116	—	—	1,116
Unrealized gain on investments, net of income tax expense of $68	—	—	—	108	—	108	108
Foreign currency translation adjustment	—	—	—	189	—	189	189
Net income	—	—	—	—	3,981	3,981	3,981

Balance at December 31, 2006	27,555,847	$275	$46,614	$1,148	$49,790	$97,827	$4,278

See the accompanying notes to these consolidated financial statements.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business and Summary of Significant Accounting Policies

The Business

We develop software products that automate business processes, manage documents electronically and provide efficient information delivery. Our product suite of Captaris RightFax, Captaris Workflow and Captaris Alchemy is distributed through a global network of leading technology partners. Our customers use our products to reduce costs, comply with regulations and increase the performance of critical business processes and system investments.

We operate under one business unit segment to deliver our software solutions. Our products and services address business needs in several related markets: the fax server and electronic document delivery market; the workflow and business process automation market; and the enterprise content management market. We distribute our products primarily through independent distributors, value-added resellers, direct sales professionals and IT service providers. Our products run on off-the-shelf hardware servers, networked PCs and Microsoft software platforms including Microsoft® Windows NT, Windows 2000, Windows 2003 and Windows XP and we plan on compatibility with Windows Vista. We utilize Microsoft.NET development tools in our suite of products and integrate with a wide variety of hardware equipment and enterprise software products. Captaris is a corporation formed in the State of Washington in 1982. Our principal executive offices are located in Bellevue, Washington.

Accounting Principles

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the accounts of Captaris, Inc. and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Reclassifications

In 2006, in an effort to provide investors more detail on our expenses, we began separating Selling, general and administrative expenses into two separate categories: Selling and marketing expenses and General and administrative expenses. In addition, in 2006 we reclassified stock compensation benefit from one separate line item on the income statement to the expense categories as disclosed in Note 10. All relative prior period balances have been reclassified to conform to the current period presentation. These reclassifications had no material impact on revenue, gross margin, net income (loss), assets or liabilities in either period presented.

As described in Note 4, on September 1, 2003, we sold the assets of MediaTel Corporation (“MediaTel”), our wholly-owned subsidiary which operated the MediaLinq business. As such, in accordance with generally accepted accounting principles, results of operations have been classified to reflect MediaTel’s operating results, net of income taxes, as discontinued operations.

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

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

We have a $1.0 million irrevocable standby letter of credit. We have collateralized the letter of credit with a $1.0 million restricted certificate of deposit, which secures our corporate headquarters lease and is included in restricted cash at December 31, 2006 and December 31, 2005.

Investments

We classify our short-term and long-term investments as “available-for-sale.” Our portfolio consists primarily of money market funds, adjustable rate mortgage-backed securities, and municipal and U.S. government agency-backed securities. Our portfolio is recorded at fair market value. We determine the fair value of our investments based on quoted market prices. Investments with legal maturities of one year or less are classified as short-term. We recognize realized gains and losses upon the sale of investments using the specific identification method. We believe that the expected lives of our mortgage-backed securities investments are much shorter than the stated maturities due to mortgage refinances and sales of homes. Accordingly, we have estimated the portion of the mortgages likely to be prepaid within one year based on historical prepayment data, current interest rates and other economic factors, and classified a portion of these investments as short-term. Unrealized gains and losses, net of any income tax effect, are recorded as a component of other comprehensive income. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income over the term of the investment.

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

A significant portion of our revenues are derived from sales in the United States. For the years ended December 31, 2006, 2005 and 2004, sales in the United States accounted for 72.0%, 74.2% and 74.9%, respectively, of net revenue.

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

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Goodwill

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we perform tests for goodwill impairment on an annual basis and on an interim basis in certain circumstances. If impairment exists, goodwill is written down to its fair value. In addition, financial statements of our wholly-owned subsidiaries have been translated to U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. Accordingly, goodwill has been translated and adjusted based on the year end exchange rate.

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

Foreign Currency

The financial statements of our wholly-owned foreign subsidiaries have been translated to U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. Accordingly, all assets and liabilities of the subsidiaries are translated at year-end exchange rates and all revenue and expenses are translated at the average exchange rate for the period presented. Translation gains and losses are reported as other comprehensive income (loss) as a separate component of shareholders’ equity. The translation gains and losses recognized related to this loan are also recorded in other comprehensive income (loss) in the consolidated financial statements.

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than U.S. dollars. Gains and losses on those foreign currency transactions are included in other income (expense). Foreign currency transaction gains were $163,000 in 2006, transaction losses were $124,000 in 2005 and transaction gains were $13,000 in 2004.

Stock-Based Compensation

On January 1, 2006, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“SFAS No. 123R”), which requires us to measure and recognize compensation expense for all share-based payment awards made to employees and directors including employee stock options and deferred stock units. Prior to January 1, 2006, we accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principle Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). In accordance with APB No. 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

We adopted SFAS No. 123R using the modified prospective transition method. Under this transition method, compensation cost recognized for the year ended December 31, 2006 includes: a) compensation cost for all stock-based compensation granted prior to, but not vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and b) compensation cost for all stock-based compensation granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The stock-based compensation expense includes an estimate of forfeitures and is recognized over the requisite service period of the options, which is generally the option vesting term. SFAS No. 123R requires forfeitures to be estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Concurrent with the adoption of SFAS 123R, we elected to adopt the alternative transition approach provided in Staff Position No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, for calculating the tax effects of stock-based compensation under SFAS No. 123R. The alternative transition approach includes simplified methods to establish the beginning balance of the additional paid-in-capital-pool (“APIC pool”) related to the tax effects of stock-based compensation, and for determining the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R.

Prior to adopting SFAS No. 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. SFAS No. 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting SFAS No. 123R, $1.1 million of excess tax benefits for the year ended December 31, 2006 was classified as a financing cash inflow.

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

During the second quarter of 2001, we offered a limited non-compulsory exchange of employee stock options on a less than one-for-one basis. The exchange (which closed on July 10, 2001) resulted in the voluntary cancellation of employee stock options to purchase 3,135,720 shares of our common stock with varying exercise prices greater than $10.00 per share in exchange for 1,286,790 employee stock options with an exercise price of $2.11. The option exchange offer resulted in variable accounting treatment for a total of 1,993,250 options, representing the 1,286,790 new options granted in the exchange as well as all employee options modified during the year. Variable accounting treatment, in accordance with APB No. 25, resulted in charges or credits recorded to stock-based compensation, depending on fluctuations in quoted prices for our common stock and the number of stock options subject to variable accounting. As of January 1, 2006, charges or benefits related to these fully vested options subject to variable accounting ceased due to the adoption of SFAS No. 123R.

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

We sell products through resellers, original equipment manufacturers (“OEM”s) and other channel partners, as well as directly to end-users. Generally our resellers do not stock product, and except for OEM sales described below, we recognize product revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. If a reseller does stock product, we defer this revenue until the reseller sells the software through to end-users. All software licenses are bundled with 30 days of telephone support. We consider revenue associated with this telephone support to be insignificant, and therefore, we recognize this revenue when the software is shipped and record an estimate for the related cost of the telephone support. Revenue from perpetual software licenses is recognized when the software has been shipped, provided that collection for such revenue is deemed probable. Revenue from term software licenses is recognized over the term of the license, generally twelve months. Whenever a software license, hardware, installation and post-contract customer support or “PCS” elements are sold together, we allocate the total arrangement fee among each element based on its respective fair value, which is the price charged when that element is sold separately. The amount of revenue assigned to each element is impacted by our judgment as to whether an arrangement includes multiple elements and, if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. Changes to the elements in an arrangement and our ability to establish VSOE for those elements could affect the timing of revenue recognition for these items. Revenue for PCS is recognized on a straight-line basis over the service contract term, ranging from one to

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

five years. PCS includes rights to unspecified upgrades and updates, when and if available, and bug fixes. Installation revenue is recognized when the product has been installed at the customer’s site and accepted by the customer. Recognition of revenue from software sold with installation services is recognized either when the software is shipped or when the installation services are completed, depending on our agreement with the customer and whether the installation services are integral to the functionality of the software.

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

In general, customers are not granted return rights at the time of sale. However, historically, we have accepted returns and therefore, we reduce revenue recognized for estimated product returns. If we do grant return rights and cannot reasonably estimate returns, we defer the revenue until the return rights lapse. For software sold to resellers in which we have granted exchange rights, we defer the revenue until the reseller sells the software through to end-users. When customer acceptance provisions are present and we cannot reasonably estimate returns, we recognize revenue upon the earlier of customer acceptance or expiration of the acceptance period.

Professional services are customarily billed at fixed rates, plus out-of-pocket expenses and revenue is recognized when the service has been completed. However, if it is determined that a consulting engagement will be unprofitable, we recognize the loss at the time of such determination. Training revenue is recognized when the training is completed.

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

Advertising Costs

Advertising costs are charged to selling and marketing expense as incurred. Advertising expenses were $4.1 million, $4.5 million and $5.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

would have been issued had all dilutive options been exercised less shares that would be repurchased with the proceeds from such exercises. Dilutive options are those that have an exercise price less than the average stock price during the period. The following table sets forth the computation of basic and diluted income (loss) per common share:

	Year Ended December 31,
	2006	2005	2004
	(in thousands, except per share amounts)
Numerator:
Income (loss) from continuing operations	$3,965	$(4,017)	$(540)
Income from discontinued operations	16	38	647

Net income (loss)	$3,981	$(3,979)	$107

Denominator:
Weighted average shares outstanding – basic	27,899	28,907	31,346
Dilutive effect of common shares from stock options	615	—	—

Weighted average shares outstanding – diluted	28,514	28,907	31,346

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.14	$(0.14)	$(0.02)
Income from discontinued operations	0.00	0.00	0.02

Basic net income (loss) per share	$0.14	$(0.14)	$0.00

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.14	$(0.14)	$(0.02)
Income from discontinued operations	0.00	0.00	0.02

Diluted net income (loss) per share	$0.14	$(0.14)	$0.00

For the years ended December 31, 2005 and 2004, we excluded 206,725 and 471,162 common stock equivalents, respectively, from the calculation of diluted net income (loss) per share because such securities were antidilutive in those periods due to the net losses from continuing operations. Additionally, employee stock options to purchase 3,474,446, 4,320,126 and 2,772,388 shares in the years ended December 31, 2006, 2005 and 2004, respectively, were outstanding, but were not included in the computation of diluted income (loss) per share because the exercise price of the stock options was greater than the average share price of the common shares.

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net income. Our other comprehensive income is comprised of foreign currency translation adjustments from our subsidiaries not using the U.S. dollar as their functional currency and unrealized gains and losses, net of income taxes, on marketable securities categorized as available-for-sale.

The components of accumulated other comprehensive income were as follows (in thousands):

	December 31,
	2006	2005
Accumulated net unrealized loss on available-for-sale investments, net of income tax benefit of $5 and $73	$(10)	$(118)
Accumulated foreign currency translation	1,158	969

Total accumulated other comprehensive income	$1,148	$851

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (“fair value option”) and to report in earnings unrealized gains and losses on those items for which the fair value option has been elected. SFAS No. 159 also requires entities to display the fair value of those assets and liabilities on the face of the balance sheet. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 159. We are currently evaluating the impact of this pronouncement on our financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for and disclosure of uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based solely on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. We have conducted a preliminary analysis to determine the cumulative effect that results from the implementation of this pronouncement and to estimate the impact to the future income tax position of the Company. At this time, we do not believe that the impact of FIN 48 will be material to our financial position.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosures using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. SAB No. 108 is effective for interim periods of the first fiscal year ending after November 15, 2006, therefore we have adopted SAB No. 108 for the period ended December 31, 2006. The adoption of SAB No. 108 does not have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the impact of SFAS No. 157, but do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

3. Businesses Acquired

On October 28, 2004, we acquired Information Management Research, Inc. (“IMR”), an Englewood, Colorado company. IMR’s Alchemy product line (now marketed as Captaris Alchemy), which helps organizations capture, archive and retrieve business information enables us to provide complete solutions for business information delivery to our worldwide enterprise customers. Under the terms of the acquisition agreement, we acquired IMR for a total of $31.9 million. We paid $26.4 million in cash, including transaction costs of $1.2 million and assumed liabilities of $5.6 million, net of cash acquired of $142,000. The assumed liabilities include $3.1 million of deferred tax liabilities related to purchased intangibles not deductible for tax purposes, deferred revenue of $1.2 million and accounts payable and other accrued liabilities of $1.3 million. The acquisition of IMR has been accounted for as a purchase. On the acquisition date, $5.0 million of the purchase price was deposited in a third-party escrow account for two years as security for certain post-closing obligations of the IMR shareholders, including indemnification obligations. $5.0 million of the escrow amount was released to the former IMR shareholders in 2006. In connection with the acquisition we adopted a plan to consolidate all IMR finance and administrative functions to our Bellevue headquarters. As such, as part of the purchase price allocation, in the fourth quarter of 2004, we recognized $116,000 for severance expenses related to the involuntary termination of fourteen employees.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In accordance with SFAS No. 141, Business Combinations, all identifiable assets and liabilities were assigned a portion of the cost of the acquisition based on their respective fair values. We engaged a valuation firm to provide an estimated fair value for all identifiable intangible assets including technology, trade name, distributor relationships and non-compete agreements, using a discounted cash flow model. The determination of fair value is a critical and complex consideration that involves significant assumptions and estimates. These assumptions and estimates were based on our best judgments and resulted in the allocation of purchase price for this acquisition as detailed below. The excess of the purchase price over the fair value of the assets acquired was allocated to goodwill. Our results of operations include IMR’s results of operations for the period from October 28, 2004 to December 31, 2006.

IMR Purchase Price Allocation:
(in thousands)
Acquired technology	$5,600
Trade name	100
Distributor relationships	2,800
Non-compete agreements	400

Total identified amortizable intangible assets	8,900
Goodwill (as adjusted)	15,744
Other assets acquired (as adjusted)	7,285

Total purchase price	$31,929

All identified amortizable intangible assets will be amortized on a straight-line basis over their estimated useful lives, ranging from one to five years. The weighted-average useful life of these assets is approximately 4.0 years. For the year ended December 31, 2006, we recognized $2.2 million in amortization expense for these intangible assets. We will recognize amortization expense for these intangible assets of $1.5 million in 2007, $1.1 million in 2008 and $933,000 in 2009. The $15.7 million allocated to goodwill is not deductible for tax purposes. Other assets acquired include $4.7 million of deferred tax assets, $1.3 million of accounts receivable, and $554,000 of fixed assets and $493,000 of other assets. During 2006, adjustments related to the acquired assets were recorded requiring a reduction in goodwill of $214,000 which consisted of $195,000 of net operating loss adjustments and $19,000 for legal fee recovery. During 2005, a $29,000 adjustment was made to decrease goodwill for adjustments to the acquired assets. The decrease consist of $200,000 for a decrease in accounts receivable, a $9,000 return of legal fees partially offset by an $179,000 increase in acquired net operating loss carryforwards.

4. Discontinued Operations

On September 15, 2003, Captaris and our wholly-owned subsidiary, MediaTel Corporation (Delaware) (“MediaTel”), entered into an asset purchase agreement, effective as of September 1, 2003, to sell the assets of MediaTel to PTEK Holdings, Inc. (“PTEK”) and its wholly-owned subsidiary, Xpedite Systems, Inc. (“Xpedite”). As such, MediaTel’s results of operations have been classified as discontinued operations. MediaTel provided outsourced e-document delivery services. Concurrent with the sale transaction, we also entered into license and reseller agreements with Xpedite pursuant to which we licensed our fax-to-mail technology to Xpedite in return for minimum compensation of $2.0 million over a three year period, and both parties agreed to cooperate in providing mutual resale opportunities for each other’s products and services. In 2004, we recognized $250,000 of revenue in connection with these agreements. We did not record any revenue in 2005 relating to the license agreement due to a dispute with Xpedite relating to the outstanding minimum licenses fee. In February 2006, we resolved the dispute regarding the revenue relating to 2005. As a result, in the first quarter of 2006, we recorded an additional $750,000 of revenue related to the 2005 commitment and in the third quarter of 2006, we recorded another $1.0 million of revenue in accordance with the license agreement. In the years ended December 31, 2006 we recorded additional net gain of $16,000 net of income taxes of $11,000 related to legal fees and settlement on legal proceedings. In 2005, we recognized a net gain of $38,000, net of income taxes of $25,000, related to insurance reimbursements of legal fees incurred in defense of various legal proceedings. In 2004, we recorded a net gain of $647,000 which included additional proceeds of $232,000, net of income taxes; a federal income tax refund of $483,000 including associated interest income less professional fees, both net of income taxes; and legal fees incurred in defense of various legal proceedings of $68,000, net of expected insurance reimbursements, both net of income taxes.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. Sale of Discontinued CallXpress Product Line

In September of 2003, we sold our CallXpress product line. Concurrent with the transaction, we entered into an earn-out agreement with the buyer which entitles us to receive additional payments of up to $1.0 million per year for each of the three years following the sale, depending on the buyer’s success in achieving certain revenue targets. In March 2005, we received a report from the buyer and payment of $1.0 million, confirming achievement of the revenue target for 2004. This payment was recognized as an additional gain on the sale of the CallXpress product line and was classified on our income statement within operating expenses in the first quarter of 2005. In February of 2006, we received notification confirming that the buyer had achieved their revenue target for 2005. We received a payment of $1.0 million in March of 2006 and accordingly, in the first quarter of 2006, we recorded an additional gain on the sale of the CallXpress product line within operating expenses.

6. Investments

As of December 31, 2006 and 2005, our available-for-sale investments consisted of the following (in thousands):

2006	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Classified as current assets:
Municipal bonds	$4,560	$1	$—	$4,561
U.S. Agency adjustable rate mortgages	786	1	(10)	777
Small Business Administration Pools	49	—	—	49
Other government agency issues	1,698	—	(1)	1,697

Total	$7,093	$2	$(11)	$7,084

Classified as long-term assets:
Municipal bonds	$40,693	$7	$(2)	$40,698
U.S. Agency adjustable rate mortgages	844	—	(11)	833
Small Business Administration Pools	53	—	—	53

Total	$41,590	$7	$(13)	$41,584

Total investments	$48,683	$9	$(24)	$48,668

2005	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Classified as current assets:
Municipal bonds	$14,912	$—	$(162)	$14,750
U.S. Agency adjustable rate mortgages	1,047	1	(13)	1,035
Small Business Administration Pools	57	3	—	60
Other government agency issues	1,660	1	—	1,661

Total	$17,676	$5	$(175)	$17,506

Classified as long-term assets:
Municipal bonds	$25,950	$—	$(7)	$25,943
U.S. Agency adjustable rate mortgages	1,580	1	(20)	1,561
Small Business Administration Pools	92	5	—	97

Total	$27,622	$6	$(27)	$27,601

Total investments	$45,298	$11	$(202)	$45,107

We have estimated the portion of the mortgages likely to be prepaid within one year based on historical prepayment data, current interest rates and other economic factors, and classified a portion of these investments as short-term.

At December 31, 2006, 14.6% of our investments were classified as short-term and 85.4% were classified as long-term compared to 38.8% of our investments classified as short-term and 61.2% classified as long-term at December 31, 2005. The shift in investments between long-term and short-term does not reflect a change in our investment strategy. We base our classification on the legal maturity date of investments and at any point in time, may have investments that are classified for accounting purposes as long-term but have an interest rate that periodically resets. Therefore, the risk of our investment portfolio has not changed.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2006, the contractual maturities of our investments in debt securities shown above were as follows (in thousands) :

	Cost	Estimated Fair Value
Due within one year	$6,258	$6,258
Due within two years	1,474	1,475
Due within ten years	5,023	5,028
Due greater than ten years	34,196	34,195
Mortgage backed securities	1,732	1,712

Total fair value of debt securities	$48,683	$48,668

Mortgage backed securities have expected maturities that will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

In accordance with EITF No. 03-1, the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Municipal bonds	$3,803	$(1)	$599	$(1)	$4,402	$(2)
Small business administration pools	102	—	—	—	102	—
Other government agency issues	1,697	(1)	—	—	1,697	(1)
U.S. Agency adjustable rate mortgages	61	(1)	1,443	(20)	1,504	(21)

Total	$5,663	$(3)	$2,042	$(21)	$7,705	$(24)

Market values were determined for each of our 84 individual securities in the investment portfolio, of which 31 of our securities were in a loss position at December 31, 2006. Of the 31 securities in a loss position, 18 have been in a loss position longer than twelve months. The declines in value of these investments are primarily related to the increase in interest rates and are considered to be temporary in nature. We recognize realized gains and losses upon sale of investments using the specific identification method. Realized gains (losses) were not significant in 2006, 2005 and 2004.

7. Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	December 31,
	2006	2005
	(in thousands)
Computers, software and other equipment	$14,061	$13,242
Leasehold improvements	1,721	1,824
Furniture and fixtures	2,378	2,085

Total equipment and leasehold improvements	18,160	17,151
Less accumulated depreciation	(13,820)	(10,951)

Equipment and leasehold improvements, net	$4,340	$6,200

Internally developed software capitalized in 2006 and 2005 was not material.

On November 3, 2005, we announced that we would record a non-cash impairment charge in the fourth quarter of 2005 of $607,000, which included a $559,000 charge for impairment of application systems software projects that would not be completed and $48,000 of assets that were abandoned with an office consolidation. In the fourth quarter of 2005, we recorded $559,000 of the impairment charge in selling and marketing expenses and $48,000 in general and administrative expenses. We do not anticipate future cash expenditures in connection with this impairment. In 2006, we had no impairment charges.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Goodwill

In accordance with SFAS No. 142 goodwill is not amortized. The following table provides information about activity in goodwill for the period from January 1, 2005 to December 31, 2006 (in thousands):

Goodwill at January 1, 2005	$32,236
IMR acquisition purchase price adjustments(see Note 3)	(29)
Foreign currency translation adjustment	106

Goodwill at December 31, 2005	$32,313

IMR acquisition purchase price adjustments (see Note 3)	(214)
Foreign currency translation adjustment	100

Goodwill at December 31, 2006	$32,199

9. Intangible Assets

The following table presents details of the purchased identifiable intangible assets (in thousands, except number of years):

		December 31, 2006				December 31, 2005
	Weighted- average amortization period (in years)	Gross carrying amount	Accumulated Amortization	Intangible assets, net	Weighted- average amortization period (in years)	Gross Carrying amount	Accumulated amortization	Intangible assets, net
Technology	5.8	$9,914	$(4,541)	$5,373	5.8	$9,914	$(2,795)	$7,119
Trade names/domain name	2.4	240	(240)	—	2.4	240	(198)	42
Customer relationships and marketing channels	3.1	3,269	(2,685)	584	3.1	3,269	(1,551)	1,718
Reseller agreements	7.0	311	(144)	167	7.0	311	(100)	211
License agreements	11.0	2,525	(2,080)	445	11.0	2,525	(1,849)	676
Covenants not to compete	1.0	400	(400)	—	1.0	400	(400)	—
Investment in AVST		1	—	1		1	—	1

Total		$16,660	$(10,090)	$6,570		$16,660	$(6,893)	$9,767

Identifiable intangible assets are being amortized using the straight-line method over their estimated useful life ranging from one to twelve years. Amortization expense for certain technology and license agreements recorded in cost of revenue was $1.9 million, $1.9 million and $992,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Amortization expense for intangible assets recorded in operating expenses, excluding the technology and license agreements included within cost of revenue, was $1.3 million, $1.7 million and $683,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for 2007 through 2011 is as follows: $2.4 million in 2007, $1.9 million in 2008, $1.7 million in 2009, $602,000 in 2010 and $15,000 in 2011.

In connection with our decision to incorporate the mobility technology associated with the Infinite product line directly into our business information delivery products the intangible asset related to the “Infinite Technology” trade name became impaired and an impairment charge of $488,000 was recorded in the fourth quarter of 2004 in selling and marketing expenses. In April 2002, we entered into a nonexclusive license agreement with AudioFax IP LLC, settling a patent infringement suit filed by AudioFax on November 30, 2001. The license fee was capitalized and is being amortized over the remaining life of the licensor’s patents. Included in total amortization expense recorded in cost of revenue discussed above, amortization expense related to this license was $90,000 for each of the years ended December 31, 2006, 2005 and 2004.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Stock-Based Compensation

Our stock-based compensation expense includes expense related to both our stock options and our deferred stock units. The amount of stock-based compensation expense, net of forfeitures, recognized in the quarter and year ended December 31, 2006 was $201,000 and $677,000, respectively, of which $16,000 and $191,000, respectively, related to options granted prior to January 1, 2006. Total unamortized compensation expense at December 31, 2006 was $1.6 million, net of estimated forfeitures. Total unamortized deferred compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of two years.

The following table summarizes the allocation of stock-based compensation for our stock options and deferred stock units to our expense categories for the years ended December 31, 2006, 2005 and 2004 (in thousands) :

	Year Ended December 31,
	2006	2005	2004
Cost of revenue	$12	$(12)	$(3)
Research and development	46	(74)	(11)
Selling and marketing	116	(119)	(11)
General and administrative	503	(41)	(4)

Total stock-based compensation expense (benefit)	$677	$(246)	$(29)

In determining the fair value of stock options granted during the years ended December 31, 2006, 2005 and 2004, the following weighted average key assumptions were used in the Black-Scholes option pricing model:

	Year Ended December 31,
	2006	2005	2004
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.87%	3.71%	3.22%
Expected volatility	53.6%	49.7%	47.2%
Expected term	5.3	3.1	3. 0

We have not declared or paid any dividends and do not currently expect to do so in the future. The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available from U.S. Treasury securities at maturity with an equivalent term. Expected volatility is based on the annualized daily historical volatility plus implied volatility of our stock price, including consideration of the implied volatility and market prices of traded options for comparable entities within our industry. The expected term of options represents the period that our stock-based awards are expected to be outstanding and was determined based on historical weighted average holding periods and projected holding periods for the remaining unexercised shares. Consideration was given to the contractual terms of our stock-based awards, vesting schedules and expectations of future employee behavior.

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

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table shows the pro forma effect on our net income (loss) and net income (loss) per share, had compensation expense been determined based on the fair value at the award grant date, in accordance with SFAS No. 123, for the years ended December 31, 2005 and 2004.

	Year Ended December 31,
	2005	2004
	(in thousands, except per share data)
Net income (loss), as reported in prior periods (1)	$(3,979)	$107
Add back: Stock-based compensation benefit, as reported, net of tax of $96 and $11, respectively	(150)	(18)
Deduct: Stock-based compensation expense determined under the fair value based method for all awards, net of tax of $1.4 million and $537,000, respectively(2)	(2,456)	(2,705)

Pro forma net loss, including the effect of stock-based compensation expense	$(6,585)	$(2,616)

Basic and diluted net loss per share, as reported in prior periods (1)	$(0.14)	$(0.00)

Basic and diluted net loss per share, including the effect of stock-based compensation expense (3)	$(0.23)	$(0.08)

(1)

With the exception of recognized benefits in 2005 and 2004 for fully vested variable stock options in accordance with APB No. 25, net loss and net income (loss) per share prior to fiscal 2006 did not include stock-based compensation expense for employee stock options under SFAS No. 123 because we did not adopt the optional recognition provisions of SFAS No. 123.

(2)	Stock-based compensation expense prior to 2006 is calculated based on the pro forma application of SFAS No. 123.
(3)	Net loss and net loss per share prior to 2006 represents pro forma information based on SFAS No. 123.

On September 1, 2005, our Compensation Committee and Board of Directors approved the acceleration of vesting of certain unvested stock options granted to our employees and officers under our stock option plans that had an exercise price greater than $3.73 per share, the closing price of our common stock on September 1, 2005. There were 241 employees affected by this modification. Options held by non-employee directors were not included in the acceleration. Previously unvested options to purchase 2.3 million shares of our common stock became immediately exercisable. The Board also imposed a holding period that requires all executive officers and certain other members of senior management to refrain from selling shares acquired upon the exercise of these options, other than shares needed to cover the exercise price and to satisfy withholding taxes and shares transferred by will or by the applicable laws of descent and distribution, until the date on which the exercise would have been permitted under the option’s original vesting terms.

The accelerated vesting eliminated future compensation expenses that we would otherwise recognize in our financial statements with respect to these options as a result of adopting SFAS No. 123R. In accordance with APB No. 25 and FASB Interpretation No. 44, no compensation expense was recorded within the financial statements as a result of this modification in 2005 because the options had an intrinsic value of $0.00 on the date of the modification due to the exercise price being in excess of the current market price of the stock. Had the options not been accelerated, the unamortized fair value-based compensation expense for these options at January 1, 2006, would have been $1.9 million, net of estimated forfeitures, compared to the post acceleration unamortized expense of $267,000, net of estimated forfeitures, and would have been expensed under vesting schedules in place prior to the acceleration and recorded in 2006 through 2009. Option expense recorded in the year ended December 31, 2006 would have increased by $1.1 million, net of estimated forfeitures, and the unamortized compensation expense for these options would have been $812,000, net of estimated forfeitures, to be recorded in 2007 through 2009.

During the second quarter of 2001, we offered a limited non-compulsory exchange of employee stock options on a less than one-for-one basis. The exchange (which closed on July 10, 2001) resulted in the voluntary cancellation of employee stock options to purchase 3,135,720 shares of our common stock with varying exercise prices greater than $10.00 per share in exchange for 1,286,790 employee stock options with an exercise price of $2.11. The option exchange offer resulted in variable accounting treatment for a total of 1,993,250 options, representing the 1,286,790 new options granted in the exchange as well as all employee options modified during the year. Variable accounting treatment, in accordance with APB No. 25, resulted in charges or credits recorded to stock-based compensation, depending on fluctuations in quoted prices for our common stock and the number of stock options subject to variable accounting. As of January 1, 2006, charges or benefits related to these fully vested options subject to variable accounting ceased due to the adoption of SFAS No. 123R.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock Options

Stock-based compensation expense related to stock options was $547,000 in the year ended December 31, 2006, in accordance with SFAS No. 123R. In the year ended December 31, 2005 and 2004, we recognized a stock-based compensation benefit of $246,000 and $29,000, respectively, for fully vested variable stock options in accordance with APB No. 25. At December 31, 2006, total unamortized deferred compensation costs related to stock options was $1.5 million, net of estimated forfeitures. Total unamortized deferred compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of two years.

A summary of the status of our stock option plans and the changes during the years ended December 31, 2006, 2005 and 2004, is presented in the following table:

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
January 1, 2004	6,742,877	4,586,424	$5.23
Granted	(1,434,910)	1,434,910	5.21
Exercised	—	(314,670)	3.25
Cancelled	413,609	—	7.42
Forfeited	—	(250,536)	4.92
Expired	—	(163,073)	11.13

December 31, 2004	5,721,576	5,293,055	5.17	7.61
Granted	(1,315,091)	1,315,091	3.97
Exercised	—	(200,793)	2.86
Cancelled	522,585	—	4.97
Forfeited	—	(413,528)	4.65
Expired	(4,000)	(109,057)	6.17

December 31, 2005	4,925,070	5,884,768	5.00	7.13
Granted (1)	(1,153,059)	1,059,811	4.54
Exercised	—	(1,288,365)	4.10
Cancelled	621,518	—	5.87
Forfeited	—	(77,884)	4.45
Expired	(1,050,115)	(543,634)	6.07

December 31, 2006	3,343,414	5,034,696	5.03	6.64

Vested and expected to vest at December 31, 2006		4,753,977	5.08	0.28

(1)

The difference in shares granted under options available for grant and number of options outstanding is due to deferred stock unit grants. In accordance with the 2006 Plan, each deferred stock unit granted is to be counted as two shares against the number of shares available for issuance.

During the year ended December 31, 2006, we granted 1,059,811 options, with a weighted average Black-Scholes value of $2.40 per share. In the year ended December 31, 2005 and 2004, we granted 1,315,091 and 1,434,910 options with a weighted average Black-Scholes value of $1.50 and $1.84 per share, respectively.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Information relating to stock options outstanding and stock options exercisable at December 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$1.80—$3.55	586,657	6.5	$3.00	436,636	$2.94
$3.56—$4.03	485,442	7.2	3.72	273,459	3.67
$4.10—$4.10	546,868	7.7	4.10	546,868	4.10
$4.31—$4.46	71,178	8.5	4.39	35,000	4.46
$4.54—$4.54	847,883	9.3	4.54	—	—
$4.86—$5.52	867,083	7.3	5.25	859,583	5.26
$5.53—$5.92	482,016	7.5	5.77	472,016	5.77
$5.94—$5.94	750,000	3.9	5.94	750,000	5.94
$6.70—$20.25	391,449	1.7	8.67	376,449	8.71
$28.13—$28.13	6,120	3.2	28.13	6,120	28.13

	5,034,696	6.6	$5.03	3,756,131	$5.28

The intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $2.9 million, $218,000 and $813,000, respectively. The aggregate intrinsic value of options outstanding, options vested and expected to vest and options exercisable as of December 31, 2006, were $14.9 million, $13.8 million and $10.3 million, respectively. The intrinsic value is calculated as the difference between the market value as of December 31, 2006 and the exercise price of the shares. The market value at December 31, 2006 was $7.85, the average of the high and low stock price as reported by Nasdaq Global Market.

Deferred Stock Units

Information related to non-vested deferred stock units at December 31, 2006 is as follows:

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (years)
Non-vested at beginning of period	—	$—
Granted	46,624	4.43
Exercised	—	—
Canceled	—	—

Outstanding at end of period	46,624	$4.43	0.44

Ending expected to vest	40,558	4.32	0.44

Ending exercisable	6,066	5.18

During the year ended December 31, 2006, we granted 46,624 deferred stock units with a weighted average Black-Scholes value of $4.43 per share. Compensation expense related to deferred stock units was $130,000 for the year ended December 31, 2006. The aggregate intrinsic value of deferred stock units outstanding, vested or expected to vest and exercisable as of December 31, 2006, was $366,000, $318,000 and $48,000, respectively.

Total unamortized deferred compensation expense related to deferred stock units at December 31, 2006 was $76,000, which will be recognized over a weighted average period of one year. We expect that 100% of the deferred stock units will vest in the second quarter of 2007.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Shareholder’s Equity

Stock- based compensation plans. Our stock-option plans are long-term retention programs that are intended to enhance our log-term shareholder value by offering opportunities to both directors and officers, as well as selected persons to participate in our growth and success and to provide incentives and encourage retention.

The 2006 Equity Incentive Plan (formerly the 1989 Plan)

On June 8, 2006, at the 2006 Annual Meeting of Shareholders of Captaris, Inc., our shareholders approved the Captaris, Inc. 2006 Equity Incentive Plan (the “2006 Plan”), which amended and restated the Captaris, Inc. 1989 Restated Stock Option Plan (the “1989 Plan”) to, among other things, expand the types of awards available for grant to include, in addition to stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and other stock or cash-based awards. The 2006 Plan authorizes the issuance of up to 12,900,000 shares of Captaris common stock, the same number authorized under the 1989 Plan. The 2006 Plan did not authorize any new additional shares. The options under the 2006 Plan are generally granted at an exercise price of the average of the high and low market value of our common stock on the date of grant, and generally vest over four years. They have a term of one to ten years from the date of grant and vest at the rate of 25% after one year and 2.0833% per month thereafter. As of December 31, 2006, there were 2,451,776 options outstanding pursuant to the 2006 Plan. We granted 474,302 stock options and awards under the 2006 Plan, in the year ended December 31, 2006.

Equity Grant Program for Non-employee Directors

Effective upon shareholder approval of the 2006 Plan, the Board of Directors, upon recommendation of the Compensation Committee, implemented the Terms of Equity Grant Program for Non-employee Directors (the “NED Equity Program”) under the 2006 Plan. The NED Equity Program provides for: 1) initial and annual stock option grants with a Black-Scholes or binomial (whichever method is then being used by the Company to value its stock options for financial reporting purposes) value of $10,000 on the date of grant; and 2) initial and annual restricted deferred stock unit awards (“DSU Awards”) with a $25,000 value based on the fair market value which we currently calculate using the average of the high and low stock price, as reported by The Nasdaq Global Market, of our common stock on the date of grant. The stock options will vest in full one year after the date of grant and have a ten-year term, as long as the non-employee director remains on the Board. The DSU Awards will be automatically deferred under the Captaris, Inc. Deferred Compensation Plan for Non-employee Directors (the “NED Deferred Compensation Plan”) and will vest in full one year after the date of grant. The compensation expense associated with the NED Equity Program is included in our stock compensation expense.

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

The 2000 Plan

Upon the adoption of the 2006 Plan on June 8, 2006, no further awards will be granted under the Captaris, Inc. 2000 Non-Officer Employee Stock Compensation Plan (the “2000 Plan”), which resulted in a reduction in the number of options available for grant by 1,050,115 shares. Under the 2000 Plan, options generally were granted at the fair market value of our common stock at the date of grant and generally vest over four years. Options under the 2000 Plan have a term of ten years from the date of grant and vest at the rate of 25% after one year and 2.0833% per month thereafter. As of December 31, 2006, there were 1,616,972 options outstanding under the 2000 Plan. Prior to the adoption of the 2006 Plan, we granted 632,133 stock options in 2006 under the 2000 Plan.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Non-plan Option Grants

As an inducement to employment, on November 15, 2000, we granted our President, Chief Executive Officer and Director of Captaris, a nonqualified stock option grant outside of any Captaris’ Equity incentive plans. In addition, as an inducement to employment, on October 22, 1997, we granted two former employees of Captaris a nonqualified stock option grant outside of any of Captaris’ equity incentive plans. At December 31, 2006, 1,012,572 of these options were outstanding.

Share Repurchase Plan

On June 8, 2006, our Board of Directors authorized us to enter into a Rule 10b5-1 plan to facilitate the repurchase of our common stock in accordance with our previously announced stock repurchase program. A Rule 10b5-1 repurchase plan allows the purchase of our common shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods. Transactions under the Rule 10b5-1 repurchase plan began, subject to the parameters of the plan, on September 18, 2006, the first trading day after our trading window closed in the third quarter of 2006.

Pursuant to a stock repurchase plan approved by our Board of Directors, during the years ended December 31, 2006, 2005 and 2004, we repurchased 2,099,506, 1,285,778 and 2,649,098 shares of our common stock for $11.3 million, $4.9 million and $13.5 million, respectively.

At December 31, 2006, $12.6 million was available under our repurchase program. As of March 1, 2007 we had acquired an additional 251,900 shares under our repurchase plan for $2.0 million. We may repurchase shares in the future subject to overall market conditions, stock prices and our cash position and requirements going forward. The repurchase program will continue until the earlier of (a) such time when the maximum dollar amount authorized has been utilized or (b) our Board of Directors elects to discontinue the repurchase program.

12. Commitments and Contingencies

Leases

We lease our office space and certain equipment under non-cancelable operating leases which expire on various dates between August 2006 and June 2010. We sublease a portion of our office space to third parties. Rent expense under non-cancelable leases was $3.0 million, $3.1 million and $2.7 million in 2006, 2005 and 2004, respectively. Certain of our lease agreements provide for scheduled rent increases over the lease term. We recognize minimum rental expense on a straight-line basis over the term of our lease. In 2007, we plan to enter new leases for both our Bellevue, Washington and Tucson, Arizona offices. Future minimum lease payments under non-cancelable operating leases and future rental income under non-cancelable subleases having initial or remaining lease terms in excess of one year at December 31, 2006, which have been updated to include the renewal of our Colorado lease for 12 months in March 2007, are as follows (in thousands):

	Future Lease Payments	Future Rental Income	Net
2007	$1,995	$(379)	$1,616
2008	738	(60)	678
2009	355	—	355
2010	119	—	119
2011 and thereafter	1	—	1

	$3,208	$(439)	$2,769

Purchase Commitments

We have certain future obligations to purchase telecommunication services and software licenses of $1.8 million in 2007, $506,000 in 2008 and $339,000 in 2009. We do not anticipate any losses resulting from these purchase commitments.

In January 2007, we entered into a $935,000 purchase agreement for software licenses with a vendor. The terms of the agreement stipulated for three yearly payments. The first payment was made in January 2007. These licenses will be accounted for as capitalized software and outstanding payments on the agreement will be accounted for as short-term and long-term liabilities.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

13. Restructuring Charges

On July 15, 2006, in an effort to improve the cost effectiveness and efficiency of our support operations, we centralized our international Technical Support Group. These changes primarily included a reduction in our workforce and, as a result, we recorded a charge of $243,000 for severance payments made in the third quarter of 2006. We recognized $232,000 of this charge in cost of revenue and $11,000 in selling and marketing expenses.

On November 3, 2005, we announced a corporate reorganization that included the layoff of certain Teamplate founders and triggered the acceleration of the remaining Teamplate management incentive plan obligation. During this time, we also assessed the effect this layoff had on the valuation of the intangibles related to the Teamplate acquisition and determined that the intangibles were not impaired as a result of the layoff.

Concurrent with the announcement of the reorganization, we announced that we would record a non-cash impairment charge of $607,000 in the fourth quarter of 2005. This impairment charge included $559,000 of impairment of application systems software projects that would not be completed and $48,000 of assets abandoned with the office consolidation.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14. Income Taxes

Income (loss) from continuing operations before income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
U.S.	$5,377	$(6,027)	$(2,031)
Foreign	404	(1,309)	(1,172)

Income (loss) from continuing operations before income tax expense (benefit)	$5,781	$(7,336)	$(3,203)

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

The items accounting for the difference between income taxes computed at the U.S. statutory rate and the effective tax rate consisted of the following:

	Year Ended December 31,
	2006		2005		2004
	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate
	(in thousands)
Income tax expense (benefit) at statutory rate	$2,023	35.0%	$(2,568)	35.0%	$(1,121)	35.0%
Nontaxable interest income	(497)	(8.6)	(301)	4.1	(187)	5.8
State income taxes and other	89	1.5	(173)	2.4	90	(2.8)
Income tax contingency	52	0.9	(405)	5.5	(1,413)	44.1
Other items	149	2.6	128	(1.8)	(32)	1.0

Income tax expense (benefit)	$1,816	31.4%	$(3,319)	45.2%	$(2,663)	83.1%

Income tax expense (benefit) and cash paid for income taxes are as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Federal	$(1,748)	$(2,454)	$(1,616)
State and local	54	166	245
Foreign	33	23	99

Total current income taxes	(1,661)	(2,265)	(1,272)

Deferred – federal	3,137	(264)	(797)
Deferred – state and local	223	(335)	(202)
Deferred – foreign	117	(455)	(392)

Total deferred income taxes	3,477	(1,054)	(1,391)

Total income tax expense (benefit)	$1,816	$(3,319)	$(2,663)

Income taxes paid	$141	$404	$3,192

Income taxes refunded	$1,860	$846	$2,805

The current federal and state provisions do not reflect the tax savings resulting from deductions associated with our stock option plans. These savings were $1.1 million, $28,000 and $400,000 in 2006, 2005 and 2004, respectively, and were credited to additional paid-in capital. The income tax benefits in 2005 and 2004 include the reversal of tax liabilities of $523,000 and $1.4 million, respectively, primarily associated with the reversal of liabilities which management determined were no longer probable based on updated information surrounding the related tax return.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Income from discontinued operations before income tax expense was $16,000, $63,000 and $147,000 for the years ended December 31, 2006, 2005 and 2004, respectively, and was all derived in the U.S. The following table is a reconciliation from the U.S. statutory rate to the effective tax rate for discontinued operations:

	Year Ended December 31,
	2006		2005		2004
	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate
	(in thousands)
Income tax expense at statutory rate	$9	35.0%	$22	35.0%	$51	35.0%
State income taxes and other	2	4.6	3	4.6	7	4.6
Income tax refund	—	—	—	—	(558)	(379.7)

Income tax expense (benefit)	$11	39.6%	$25	39.6%	$(500)	(340.1)%

Deferred taxes result from temporary differences relating to items that are expensed for financial reporting, but are not currently deductible for income tax purposes. Significant components of our deferred tax assets and deferred tax liabilities as of December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005
	(in thousands)
Deferred tax assets:
Accounts receivable allowances	$392	$526
Inventories	789	687
Equipment and leasehold improvements	305	77
Accrued compensation, benefits and stock-based compensation	751	517
Amortization of intangibles	1,185	1,483
Deferred revenue	1,308	910
Other	160	247
Net operating losses	3,678	5,618
Credit carryovers	1,902	1,445

Total deferred tax assets	$10,470	$11,510
Income taxes receivable	10	1,753

Total deferred tax assets and income taxes receivable	$10,480	$13,263

Deferred tax liabilities:
Prepaid expenses	$(496)	$(510)
Capitalized software	—	(45)
Intangible assets not deductible for tax	(1,246)	(2,116)
Foreign translation adjustment	(168)	(129)
Other	—	(114)

Total deferred tax liabilities	(1,910)	(2,914)

Net deferred tax assets and income taxes receivable before valuation allowance	$8,570	$10,349
Valuation allowance	(1,676)	(1,359)

Net deferred tax assets and income taxes receivable after valuation allowance	$6,894	$8,990

At December 31, 2006, we have available unused net operating losses that may be applied against future taxable income. These net operating losses consist of international losses of $2.5 million that do not expire, federal losses of $7.3 million that expire from 2019 to 2025, and state losses of $14.1 million which expire from 2007 to 2025. We believe that there is sufficient positive evidence to support our conclusion not to record a valuation allowance against these net operating losses. We believe that we will utilize the loss carry forwards in the future because we have had a history of pre-tax income. In addition, it is projected that the Internal Revenue Code (“IRC”) Section 382 limitation for the acquired net operating losses will not prohibit the utilization of these losses in the future. At December 31, 2006, our Canadian subsidiary had unused tax attributes of $1.7 million which primarily consist of investment tax credits. Because of the uncertainty of utilizing these tax attributes within the statute of limitations, we have recorded a full valuation allowance on them at December 31, 2006. For the year ending December 31, 2005, the amount of these tax attributes was $1.4 million of which we recorded a full valuation allowance. We revised the 2005 deferred tax assets to include the 2005 Canada tax attributes at the gross amount and with a full valuation allowance recorded against them.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. Geographic Revenue, Long-Lived Assets and Significant Customers

We achieve broad U.S. market coverage for our products primarily through a nationwide network of computer-oriented value-added resellers. Information regarding our operations in different geographic areas is set forth below. Revenue and identifiable assets are reported based on the location of our customers.

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Revenue:
United States of America	$66,206	$64,076	$58,414
Canada	3,551	3,404	3,193
Europe	10,562	9,874	7,982
Other	11,667	9,026	8,447

Total net revenue	$91,986	$86,380	$78,036

	December 31,
	2006	2005
	(in thousands)
Long-Lived Assets:
United States of America	$34,385	$39,266
Canada	7,335	7,575
Other	1,389	1,439

Total long-lived assets	$43,109	$48,280

No single customer represented more than 10.0% of our net revenue for the years ended December 31, 2006, 2005 or 2004.

16. Legal Proceedings

Captaris has been involved in two lawsuits in Circuit Court in Cook County, Illinois. Both lawsuits were filed by Travel 100 Group, Inc. (“Travel 100”), one against Mediterranean Shipping Company (“Mediterranean”) and the other against The Melrose Hotel Company (“Melrose”). The complaints alleged violations of the Telephone Consumer Protection Act in connection with the receipt of facsimile advertisements that were transmitted by MediaTel Corporation, a wholly owned subsidiary of Captaris, on behalf of travel service providers, including Mediterranean and Melrose. All of the assets of MediaTel were sold to a subsidiary of PTEK Holdings, Inc. on September 1, 2003.

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

On July 28, 2006, the court in the Melrose case entered final approval of a settlement between the plaintiffs and Melrose. Under the settlement agreement, Melrose retained its right to pursue its claims for contribution against Captaris and MediaTel. Melrose subsequently settled these claims with Captaris and MediaTel without any material liability to Captaris or MediaTel and all claims against Captaris and MediaTel were dismissed with prejudice on January 24, 2007, bringing to a close the Melrose litigation.

On September 29, 2006, the court in the Mediterranean case granted summary judgment in favor of Mediterranean and Captaris and dismissed the case. In granting summary judgment, the court ruled that Travel 100 had invited the facsimile advertisements and there was no violation of the Telephone Consumer Protection Act. Travel 100 filed a motion for reconsideration, which the court denied. Travel 100 then filed a notice of appeal on December 29, 2006. Briefing for the appeal has not begun and no date has been set for a hearing at this time. There can be no assurance that we will be successful in defending the appeal.

Our insurance carrier paid the settlement amount in the Melrose matter. In the Mediterranean matter, our carrier has agreed to pay defense costs, but has reserved its rights to contest their duty to indemnify Captaris with respect to this matter. We intend to vigorously defend the appeal of the Mediterranean summary judgment ruling; however, litigation is subject to numerous uncertainties

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and we are unable to predict the ultimate outcome of the Mediterranean case. There is no guarantee that we will not be required to pay damages in respect of this case in the future, which could materially and adversely affect our results of operations, cash flows and financial condition for the quarter or year in which any accrual is recorded or any damages are paid.

17. Allowances for Doubtful Accounts and Sales Returns

	Balance at beginning of year	Charged to costs and expenses	Deductions	Balance at end of year
	(in thousands)
Year ended December 31, 2006:
Allowance for doubtful accounts	$1,194	$29	$45	$1,178
Allowance for sales returns	175	1,151	1,188	138

Total	$1,369	$1,180	$1,233	$1,316

Year ended December 31, 2005:
Allowance for doubtful accounts	$1,110	$572	$488	$1,194
Allowance for sales returns	277	1,189	1,291	175

Total	$1,387	$1,761	$1,779	$1,369

Year ended December 31, 2004:
Allowance for doubtful accounts	$1,335	$183	$408	$1,110
Allowance for sales returns	536	1,120	1,379	277

Total	$1,871	$1,303	$1,787	$1,387

18. Employee Savings Plan

We offer a 401(k) plan to substantially all of our employees. Company matching contributions are determined annually and are at the discretion of the Board of Directors. During the years ended December 31, 2006, 2005 and 2004, employer-matching cash contributions totaled $450,000, $266,000 and $249,000, respectively.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

19. Condensed Consolidated Quarterly Financial Data (unaudited)

	Quarter Ended
	March 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006	March 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
	(in thousands, except per share data)
Net revenue	$19,573	$22,630	$24,560	$25,223	$18,747	$21,215	$21,755	$24,663
Gross profit	13,920	15,869	17,119	17,358	12,427	14,493	15,147	17,388
Operating income (loss)	(208)	(252)	2,001	2,291	(3,158)	(2,426)	(2,236)	(427)
Other income, net	450	372	335	792	167	259	199	286
Income (loss) from continuing operations	33	33	1,643	2,256	(1,951)	(1,413)	(694)	41
Income (loss) from discontinued operations	48	(5)	(16)	(11)	6	24	5	3

Net income (loss)	$81	$28	$1,627	$2,245	$(1,945)	$(1,389)	$(689)	$44

Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.00	$0.00	$0.06	$0.08	$(0.07)	$(0.05)	$(0.02)	$0.00
Income (loss) from discontinued operations	0.00	(0.00)	(0.00)	(0.00)	0.00	0.00	0.00	0.00

Basic net income (loss) per share	$0.00	$0.00	$0.06	$0.08	$(0.07)	$(0.05)	$(0.02)	$0.00

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.00	$0.00	$0.06	$0.08	$(0.07)	$(0.05)	$(0.02)	$0.00
Income (loss) from discontinued operations	0.00	(0.00)	(0.00)	(0.00)	0.00	0.00	0.00	0.00

Diluted net income (loss) per share	$0.00	$0.00	$0.06	$0.08	$(0.07)	$(0.05)	$(0.02)	$0.00

Weighted average shares used in the calculation of:
Basic net income (loss) per share	28,347	28,191	27,859	27,206	29,466	29,184	29,056	28,400
Diluted net income (loss) per share	28,580	28,526	28,472	28,506	29,466	29,184	29,056	28,557

20. Subsequent Event

On February 14, 2007, Matthias M. Scheuing informed us he will be resigning from his position as Chief Operating Officer. We expect that Mr. Scheuing will remain in his current role through March 30, 2007. We do not expect to fill the Chief Operating Officer position. In connection with Mr. Scheuing’s departure and other organizational transitions, we expect to incur between $500,000 to $600,000 in expenditures in the first quarter of 2007.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on our evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2006.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment we concluded that, as of December 31, 2006, our internal control over financial reporting was effective.

Our independent registered public accounting firm has issued an attestation report on our management’s assessment of the Company’s internal control over financial reporting. This report appears on page 72.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Captaris, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that Captaris, Inc. and Subsidiaries (“the Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Captaris, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Captaris, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements, as of and for the year ended December 31, 2006, of the Company and our report dated March 13, 2007 expressed an unqualified opinion thereon.

/s/ Moss Adams LLP
Seattle, Washington
March 13, 2007

CAPTARIS, INC.

ITEM 9B.	OTHER INFORMATION

None.

CAPTARIS, INC.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the sections captioned “Election of Directors”, “Directors Continuing in Office”, “Board of Directors and Corporate Governance”, “Executive Officers”, “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in Captaris, Inc.’s proxy statement for our 2007 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2006.

We have adopted a code of ethics that applies to our principal executive officer, chief financial officer, senior vice president of finance and other senior financial officers. This code of ethics is included in the “Captaris Ethics Guidebook,” which is posted on our web site at www.captaris.com. You may access this material by clicking on the “Corporate” menu and selecting the “Ethics Point” link. If we waive any material provision of our Code of Ethics for our CEO and senior financial officers or substantively change the code, we will disclose that fact on our web site within four business days.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections captioned “Board of Directors and Corporate Governance” and “Executive Compensation” contained in Captaris, Inc.’s proxy statement for our 2007 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2006.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated by reference to the sections captioned “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” contained in Captaris, Inc.’s proxy statement for our 2007 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2006.

Item 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the section captioned “Certain Relationships and Related Person Transactions” contained in Captaris, Inc.’s proxy statement for our 2007 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2006.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the section captioned “Independent Registered Public Accounting Firm” contained in Captaris, Inc.’s proxy statement for our 2007 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2006.

CAPTARIS, INC.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this report

(1) Index to Consolidated Financial Statements

• Report of Independent Registered Public Accountants (Moss Adams LLP.)	42

• Report of Independent Registered Public Accountants (Deloitte & Touche LLP.)	43

• Consolidated Balance Sheets—December 31, 2006 and 2005	44

• Consolidated Statements of Operations—Years ended December 31, 2006, 2005 and 2004	45

• Consolidated Statements of Cash Flows—Years ended December 31, 2006, 2005 and 2004	46

• Consolidated Statements of Shareholders’ Equity—Years ended December 31, 2006, 2005 and 2004	47

• Notes to Consolidated Financial Statements	48

(2) Index to Financial Statement Schedules

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

(3) Exhibit Index

Exhibit No.	Exhibit Description
3.1	Restated Articles of Incorporation of Captaris, Inc. (Previously filed with, and incorporated herein by reference to, Exhibit 3.1 to our Registration Statement on Form S-1; File No. 333-85452.)

3.2	Designation of Rights and Preferences of Series A Participating Cumulative Preferred Stock. (Previously filed with, and incorporated by reference to, Exhibit 3.2 to our 2001 Annual Report on Form 10-K; File No. 0-25186.)

3.3	Amended and Restated Bylaws of Captaris, Inc. (Previously filed with, and incorporated by reference to, Exhibit 3.3 to our 2003 Annual Report on Form 10-K; File No. 0-25186.)

4.1	Rights Agreement, dated as of January 24, 2001, between Captaris, Inc. and Mellon Investor Services, LLC. (Previously filed with, and incorporated by reference to, Exhibit 4.1 to our Registration Statement on Form 8-A, filed on February 2, 2001; File No. 0-25186.)

10.1*	1994 Non-Employee Directors Stock Option Plan. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our Registration Statement on Form S-8; File No. 33-92438.)

10.2*	Captaris, Inc. 2006 Equity Incentive Plan. (Previously filed with, and incorporated by reference to, Appendix A to our 2006 Definitive Proxy Statement on Form 14-A, filed on April 14, 2006; File No. 0-25186.)

10.3*	Form of Stock Option Grant Notice for Executive Officers and Directors under the 2006 Stock Option Plan. (Previously filed with, and incorporated by reference to, Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006; File No. 0-25186.)

10.4*	Form of Amendment of Option Agreement. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our Current Report on Form 8-K filed on September 8, 2005; File No. 0-25186.)

10.6*	Captaris, Inc. Executive Severance Pay Plan. (Previously filed with, and incorporated by reference to, Exhibit 10.4 to our 2004 Annual Report on Form 10-K; File No. 0-25186.)

10.7*	Change in Control Agreement dated March 15, 2005, between Captaris, Inc. and David Anastasi. (Previously filed with, and incorporated by reference to, Exhibit 10.5 to our 2004 Annual Report on Form 10-K; File No. 0-25186.)

10.8*	Change in Control Agreement dated March 15, 2005, between Captaris, Inc. and Matthias M. Scheuing. (Previously filed with, and incorporated by reference to, Exhibit 10.6 to our 2004 Annual Report on Form 10-K; File No. 0-25186.)

10.9*	Change in Control Agreement dated March 15, 2005, between Captaris, Inc. and Peter Papano. (Previously filed with, and incorporated by reference to, Exhibit 10.7 to our 2004 Annual Report on Form 10-K; File No. 0-25186.)

CAPTARIS, INC.

10.10*	Nonqualified Stock Option Letter Agreement dated November 15, 2000, between Captaris, Inc. and David Anastasi. (Previously filed with, and incorporated by reference to, Exhibit 10.11 to our 2000 Annual Report on Form 10-K; File No. 0-25186.)

10.11*	Nonqualified Stock Option Letter Agreement dated October 22, 1997, between Captaris, Inc. and Max Anhoury. (Previously filed with, and incorporated by reference to, Exhibit 10.12 to our Registration Statement on Form S-8; File No. 333-42279.)

10.12*	Nonqualified Stock Option Letter Agreement dated October 22, 1997, between Captaris, Inc. and Lloyd Johnson. (Previously filed with, and incorporated by reference to, Exhibit 10.13 to our Registration Statement on Form S-8; File No. 333-42279.)

10.13*	Director Cash Compensation Summary. (Filed herewith.)

10.14	Terms of Equity Grant Program for Non-Employee Directors under the Captaris, Inc. 2006 Equity Incentive Plan. (Previously filed with, and incorporated by reference to, Exhibit 10.2 to our Current Report on Form 8-K, filed on June 9, 2006, File No. 0-25186.)

10.15*	Captaris, Inc. Deferred Compensation Plan for Non-Employee Directors. (Previously filed with, and incorporated by reference to, Exhibit 10.3 to our Current Report on Form 8-K, filed on June 9, 2006, File No. 0-25186.)

10.16	Lease Agreement, dated August 15, 2002, between BTC Seattle LLC and Captaris, Inc. (Previously filed with, and incorporated by reference to, Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 0-25186.)

10.17*	Captaris, Inc. 2000 Non-Officer Employee Stock Compensation Plan. (Previously filed with, and incorporated by reference to, Exhibit 10.17 to our 2000 Annual Report on Form 10-K, File No. 0-25186.)

21.1	Subsidiaries of Captaris, Inc. (Filed herewith.)

23.1	Consent of Moss Adams LLP (Filed herewith.)

23.2	Consent of Deloitte and Touche LLP (Filed herewith.)

31.1	Rule 13a-14(a) Certification (Chief Executive Officer) (Filed herewith.)

31.2	Rule 13a-14(a) Certification (Chief Financial Officer) (Filed herewith.)

32.1	Section 1350 Certification (Chief Executive Officer) (Filed herewith.)

32.2	Section 1350 Certification (Chief Financial Officer) (Filed herewith.)

*	Management contract or compensatory plan or arrangement.

(b) Exhibits

The Exhibits required by this item are listed under Item 15 (a)(3) above.

CAPTARIS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bellevue, State of Washington, on the 14th day of March 2007.

CAPTARIS, INC.

By:	/s/DAVID P. ANASTASI
David P. Anastasi President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated below on the 14th day of March 2007.

Signature	Title

/s/DAVID P. ANASTASI
David P. Anastasi	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/PETER PAPANO
Peter Papano	Chief Financial Officer and Treasurer (Principal Accounting Officer)

/s/BRUCE L. CROCKETT
Bruce L. Crockett	Chairman of the Board

/s/ROBERT F. GILB
Robert F. Gilb	Director

/s/ROBERT L. LOVELY
Robert L. Lovely	Director

/s/DANIEL R. LYLE
Daniel R. Lyle	Director

/s/THOMAS M. MURNANE
Thomas M. Murnane	Director

/s/MARK E. SIEFERTSON
Mark E. Siefertson	Director

/s/PATRICK J. SWANICK
Patrick J. Swanick	Director