Form 10-Q
period 2007-03-31
CAPTARIS INC
filed 2007-05-08
CIK 931784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

The number of outstanding shares of the registrant’s common stock as of April 30, 2007 was 27,263,239.

CAPTARIS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2007

CAPTARIS, INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” “seek,” “target” or the negative of these terms or other terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors that may cause our actual results to differ materially from any forward-looking statements. Factors that could affect Captaris’s actual results include, without limitation:

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

•	Our inability to maintain or expand our network of resellers, distributors and Information Technology (“IT”) service providers.

•	Our inability to establish and maintain Original Equipment Manufacturers (“OEM”) and strategic relationships.

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

•	Our inability to affect and forestall potential declines in the average sales prices on our products which could cause our overall gross margins to decline.

•	Our inability to protect our proprietary rights or to operate without infringing the patents and proprietary rights of others.

•	Ongoing litigation matters and disputes, including litigation related to the Telephone Consumer Protection Act (as further described under “Legal Proceedings” in this report).

•	Our inability to protect against security breaches and exposure of confidential data, which if breached could subject us to litigation, liability and decreased market acceptance of our products.

•	Our inability to attract and retain qualified employees.

More information about factors that potentially could affect Captaris’s financial results is included under Item 1A “Risk Factors” in our most recent Annual Report on Form 10-K and in other Quarterly Reports on Form 10-Q filed by us with the Securities and Exchange Commission (“SEC”). Readers are cautioned not to place undue reliance upon these forward-looking statements that speak only as to the date of this report. Except as required by law, Captaris undertakes no obligation to update any forward-looking or other statements in this report whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CAPTARIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$7,389	$10,695
Short-term investments, available-for-sale	5,448	7,084
Accounts receivable, net	19,881	21,347
Inventories, net	600	961
Prepaid expenses and other assets	3,370	2,971
Income tax receivable and deferred tax assets, net	2,600	3,052

Total current assets	39,288	46,110
Long-term investments, available-for-sale	46,066	41,584
Restricted cash	1,000	1,000
Other long-term assets	313	303
Equipment and leasehold improvements, net	5,412	4,340
Intangible assets, net	5,947	6,570
Goodwill	32,292	32,199
Deferred tax assets, net	4,721	3,842

Total assets	$135,039	$135,948

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,877	$5,308
Accrued compensation and benefits	3,634	4,522
Other accrued liabilities	1,714	1,920
Income taxes payable	148	192
Deferred revenue	21,652	20,328

Total current liabilities	32,025	32,720

Accrued liabilities – noncurrent	624	307
Deferred revenue – noncurrent	6,146	5,544

Total liabilities	38,795	38,121

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 2,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 120,000 shares authorized; 27,359 and 27,556 issued and outstanding, respectively	273	275
Additional paid-in capital	45,306	46,614
Retained earnings	49,472	49,790
Accumulated other comprehensive income	1,193	1,148

Total shareholders’ equity	96,244	97,827

Total liabilities and shareholders’ equity	$135,039	$135,948

See the accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Quarter Ended March 31,
	2007	2006
Net revenue	$20,513	$19,573
Cost of revenue	6,258	5,653

Gross profit	14,255	13,920
Operating expenses:
Research and development	3,186	3,169
Selling and marketing	8,278	7,297
General and administrative	4,716	4,308
Amortization of intangible assets	141	354
Gain on sale of discontinued product line CallXpress	(1,000)	(1,000)

Total operating expenses	15,321	14,128

Operating loss	(1,066)	(208)

Other income (expense):
Interest income	575	472
Other income (expense), net	144	(22)

Other income	719	450

Income (loss) from continuing operations before income tax expense (benefit)	(347)	242
Income tax expense (benefit)	(84)	209

Income (loss) from continuing operations	(263)	33

Discontinued operations:
Gain (loss) on sale of MediaTel assets, net of income tax expense (benefit) of ($1) and $31, respectively	(2)	48

Income (loss) from discontinued operations	(2)	48

Net income (loss)	$(265)	$81

Basic net income (loss) per common share:
Income (loss) from continuing operations	$(0.01)	$0.00
Income (loss) from discontinued operations	(0.00)	0.00

Basic net income (loss)	$(0.01)	$0.00

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$(0.01)	$0.00
Income (loss) from discontinued operations	(0.00)	0.00

Diluted net income (loss)	$(0.01)	$0.00

Weighted average shares used in computation of:
Basic net income (loss) per share	27,476	28,347
Diluted net income (loss) per share	27,476	28,580

See the accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(265)	$81
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	726	847
Amortization	622	835
Stock-based compensation expense	195	91
Provision for doubtful accounts	49	59
(Gain) loss on disposition of assets	(46)	9
Changes in assets and liabilities:
Accounts receivable, net	1,352	4,453
Inventories, net	362	(382)
Prepaid expenses and other assets	(401)	(426)
Income taxes receivable and deferred tax assets, net	(427)	254
Accounts payable	(778)	(298)
Accrued compensation and benefits	(882)	(907)
Other accrued liabilities	(243)	(169)
Income taxes payable	(39)	(339)
Deferred revenue	1,914	449

Net cash provided by operating activities	2,139	4,557

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(1,149)	(66)
Purchase of investments	(10,171)	(9,787)
Proceeds from disposals of assets	55	—
Proceeds from sales and maturities of investments	7,328	8,632

Net cash used in investing activities	(3,937)	(1,221)

Cash flows from financing activities:
Proceeds from exercise of common stock options	1,009	328
Repurchase of common stock	(2,649)	(884)
Excess tax benefits from stock-based compensation	135	215

Net cash used in financing activities	(1,505)	(341)

Net increase (decrease) in cash	(3,303)	2,995

Effect of exchange rate changes on cash	(3)	(15)
Cash and cash equivalents at beginning of period	10,695	6,420

Cash and cash equivalents at end of period	$7,389	$9,400

Supplemental disclosures:
Cash paid during the period for income taxes	$199	$74
Software acquired with three year payment terms:
Fair value of software acquired	$935	$—
Cash paid for the software	(301)	—

Liabilities assumed	$634	$—

See the accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity	Total Comprehensive Income(loss)
Balance at December 31, 2006	27,555,847	$275	$46,614	$1,148	$49,790	$97,827	$—
Exercise of stock options	165,290	2	1,007	—	—	1,009	—
Repurchase of common stock	(361,900)	(4)	(2,645)	—	—	(2,649)	—
Stock-based compensation expense	—	—	195	—	—	195	—
Tax benefit from stock-based compensation	—	—	135	—	—	135	—
Unrealized gain on investments, net of income tax expense of $2	—	—	—	2	—	2	2
Cumulative effect of adoption of FASB Interpretation No. 48	—	—	—	—	(53)	(53)	—
Foreign currency translation adjustment	—	—	—	43	—	43	43
Net loss	—	—	—	—	(265)	(265)	(265)

Balance at March 31, 2007	27,359,237	$273	$45,306	$1,193	$49,472	$96,244	$(220)

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

We operate under one business unit segment to deliver our software solutions. Our products and services address business needs in several related markets: the fax server and electronic document delivery market; the workflow and business process automation market; and the enterprise content management market. We distribute our products primarily through independent distributors, value-added resellers, direct sales professionals and information technology (“IT”) service providers. Our products run on off-the-shelf hardware servers, networked PCs and Microsoft software platforms including Microsoft® Windows NT, Windows 2000, Windows 2003 and Windows XP and we plan on compatibility with Windows Vista. We utilize .NET development tools in our suite of products and integrate with a wide variety of hardware equipment and enterprise software products. Captaris was incorporated in the State of Washington in 1982. Our principal executive offices are located in Bellevue, Washington.

Basis of Presentation and Preparation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2007, and December 31, 2006, and for the three months ended March 31, 2007 and 2006, have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted for interim financial information in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments and accruals, necessary for a fair presentation of our financial condition, results of operations and cash flows for the periods indicated.

Principles of Consolidation

The consolidated financial statements include the accounts of Captaris, Inc. and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience, current conditions and various other assumptions we believe to be reasonable under the circumstances. Our estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as identifying and assessing appropriate accrual and disclosure treatment with respect to commitments and contingencies. Actual results may differ significantly from these estimates. To the extent that there are material differences between these estimates and actual results, our presentation of our financial condition or results of operations may be affected.

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

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Professional services are customarily billed at fixed rates plus out-of-pocket expenses. Revenue is recognized when the service has been completed, however, if it is determined that a consulting engagement will be unprofitable, we recognize the loss at the time of such determination. Training revenue is recognized when the training is completed.

Stock-Based Compensation

Our equity option plans are broad-based, long-term retention programs that are intended to attract and retain talented employees and align shareholder and employee interest. We rely on our share-based compensation plans that provide broad discretion to our Board of Directors to create appropriate share-based incentives for members of our Board of Directors, executives and select employees.

We account for stock-based compensation under the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“SFAS No. 123R”), which requires us to recognize expense related to the fair value of our stock-based compensation. We adopted SFAS No. 123R using the modified prospective transition method. Under this method, compensation cost recognized for the quarters ended March 31, 2007 and 2006 includes: a) compensation cost for all stock-based compensation granted prior to, but not vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and b) compensation cost for all stock-based compensation granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. We chose the straight-line method for recognizing compensation expense. For all unvested options outstanding as of January 1, 2006, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized on an accelerated basis over the remaining vesting period. For stock-based compensation granted subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, will be recognized on a straight-line basis over the vesting period.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Impairment of goodwill

Our judgments regarding the existence of impairment indicators include our assessment of the impacts of legal factors; market and economic conditions; the results of our operational performance and strategic plans; competition and market share; and any potential for the sale or disposal of a significant portion of our principal operations. If we conclude that indicators of impairment exist, we then assess the fair value of goodwill. Our valuation process provides an estimate of a fair value of goodwill using a discounted cash flow model and includes many assumptions and estimates. Once the valuation is determined, we will write-down goodwill to its determined fair value, if necessary. Any write-down could have a material adverse effect on our financial condition and results of operations. We test goodwill for impairment on an annual basis in the first quarter of the year, and on an interim basis in certain circumstances. We conducted our annual assessment during the first quarter of 2007 and determined our goodwill at March 31, 2007 was not impaired.

Impairment of intangibles

We periodically review our intangibles that we are more likely than not to be sold or otherwise disposed of before the end of the asset’s previously estimated useful life to determine if there is any impairment of these assets. We assess the impairment of these assets, or the need to accelerate amortization, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our intangibles. We determined that no impairment indicators occurred during the first three months of 2007; therefore, we have not evaluated our intangible assets for impairment as of March 31, 2007. Future events could cause us to conclude that impairment indicators exist and that the assets should be reviewed to determine their fair value. We assess the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Fair value is generally determined based on a valuation process that provides an estimate of a fair value of these assets using a discounted cash flow model, which includes many assumptions and estimates. Once the valuation is determined, we will write-down these assets to their determined fair value, if necessary. Any write-down could have a material adverse effect on our financial condition and results of operations.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, including vested deferred stock units. Diluted net income (loss) per common share was computed by dividing net income (loss) by the sum of (1) the basic weighted average number of shares of common stock outstanding during the period and (2) additional shares that would have been issued, including unvested deferred stock units, had all dilutive options been exercised less shares that would be repurchased with the proceeds from such exercises. Dilutive options are those that have an exercise price less than the average stock price during the period.

The following table sets forth the computation of basic and diluted income (loss) per common share:

	Quarter Ended March 31,
	2007	2006
	(in thousands, except per share amounts)
Numerator:
Income (loss) from continuing operations	$(263)	$33
Income (loss) from discontinued operations	(2)	48

Net income (loss)	$(265)	$81

Denominator:
Weighted average shares outstanding – basic	27,476	28,347
Dilutive effect of common shares from stock options	—	233

Weighted average shares outstanding – diluted	27,476	28,580

Basic net income (loss) per common share:
Income (loss) from continuing operations	$(0.01)	$0.00
Income (loss) from discontinued operations	(0.00)	0.00

Basic net income (loss)	$(0.01)	$0.00

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$(0.01)	$0.00
Income (loss) from discontinued operations	(0.00)	0.00

Diluted net income (loss)	$(0.01)	$0.00

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Due to the net loss from continuing operations in the quarter ended March 31, 2007, we excluded 254,099 of common stock equivalents from the calculation of diluted loss per share because such securities were anti-dilutive in this period. Employee stock options to purchase 3,159,343 shares and 4,383,089 shares in the quarters ended March 31, 2007 and 2006, respectively, were outstanding, but were not included in the computation of diluted income (loss) per share because the exercise price of the stock options was greater than the average share price of the common shares; therefore, the effect would have been anti-dilutive.

2. Segment Reporting

For segment reporting purposes, we operate in one segment. Our results of operations may fluctuate as a result of seasonal factors. In recent years, our product lines have experienced seasonality with a decline in revenue during the first quarter compared to the prior year’s fourth quarter, building gradually during the second and third quarters, and ending with the fourth quarter as our largest quarter for revenue.

Revenue by geographic region, as determined by shipping destination, was as follows:

	Quarter Ended March 31,
	2007	2006
	(in thousands)
North America	$15,244	$14,992
Europe	2,482	2,509
Asia Pacific	1,427	1,023
Rest of world	1,360	1,049

Total net revenue	$20,513	$19,573

Revenue from the rest of world consists primarily of sales to the Middle East, Africa, India and countries in the Latin America region. Revenue for the United States was $14.4 million and $14.3 million for the quarter ended March 31, 2007 and 2006, respectively.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3. Stock-Based Compensation

Included in stock-based compensation are expenses relating to both our stock options and our deferred stock units. The amount of stock-based compensation expense, net of forfeitures, recognized in the first quarter of 2007 and 2006 related to stock options and deferred stock units was $195,000 and $91,000, respectively, of which $12,000 and $87,000, respectively, related to options granted prior to January 1, 2006. Total unamortized compensation expense at March 31, 2007 was $3.2 million, net of estimated forfeitures, which will be recognized over a weighted average period of two years.

The following table summarizes the allocation of stock-based compensation to our expense categories for the quarters ended March 31, 2007 and 2006:

	Quarter Ended March 31,
	2007	2006
	(in thousands)
Cost of revenue	$4	$—
Research and development	12	11
Selling and marketing	30	20
General and administrative	149	60

Total stock-based compensation expense	$195	$91

In determining the fair value of stock options granted during the quarter ended March 31, 2007 and 2006, the following key weighted average assumptions were used in the Black-Scholes option pricing model:

	Quarter Ended March 31,
	2007	2006
Dividend yield	0.0%	0.0%
Risk-free interest rate	4.54%	4.35%
Expected volatility	41.21%	53.9%
Expected term	5.27	5.27

We have not declared or paid any dividends and do not currently expect to do so in the future. The risk-free interest rate used in the Black-Scholes valuation model is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. Expected volatility is based on the annualized daily historical volatility plus implied volatility of our stock price, including consideration of the implied volatility and market prices of traded options for comparable entities within our industry. The expected term of options represents the period that our stock-based awards are expected to be outstanding and was determined based on historical weighted average holding periods and projected holding periods for the remaining unexercised shares. Consideration was given to the contractual terms of our stock-based awards, vesting schedules and expectations of future employee behavior.

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

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock Options

Stock-based compensation expense related to stock options was $145,000 and $91,000 in the first quarter of 2007 and 2006, respectively. At March 31, 2007, total unamortized deferred compensation costs related to stock options was $2.6 million, net of estimated forfeitures. Total unamortized deferred compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of two years.

A summary of the status of our stock option plans at March 31, 2007, and the changes during the three months then ended, is presented in the following table:

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Beginning of period	3,343,414	5,034,696	$5.03	6.64
Granted (1)	(909,725)	708,675	5.82
Exercised	—	(165,290)	6.11
Cancelled	36,145	—	4.50
Forfeited	—	(34,750)	4.46
Expired	(36,145)	(1,395)	5.60

End of period	2,433,689	5,541,936	5.10	6.94

Vested and expected to vest at March 31, 2007		5,088,058	5.11	0.39

Exercisable at March 31, 2007		3,673,058	5.20	5.79

(1)

The difference in shares granted under options available for grant and number of options outstanding is due to deferred stock unit grants. In accordance with the 2006 Plan, each deferred stock unit granted is to be counted as two shares against the number of shares available for issuance.

During the first quarter of 2007 and 2006, we granted 708,675 and 72,500 options, respectively, with a weighted average Black-Scholes value of $2.60 per share and $2.00 per share, respectively.

The intrinsic value of options exercised during the first quarter of 2007 and 2006, was $384,000 and $199,000, respectively. The aggregate intrinsic value of options outstanding, options vested and expected to vest and options exercisable as of March 31, 2007, were $5.4 million, $5.0 million and $3.6 million, respectively. The intrinsic value is calculated as the difference between the market value as of March 31, 2007 and the exercise price of the shares. The market value as of March 31, 2007 was $5.85, the average of the high and low stock price as reported by Nasdaq Global Market.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Deferred Stock Units

Compensation expense related to deferred stock units was $50,000 for the three months ended March 31, 2007. We had no expense for deferred stock units for the three months ended March 31, 2006.

Information related to non-vested deferred stock units at March 31, 2007 is as follows:

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Tern
Non-vested at beginning of period	46,624	$4.43	0.44
Awarded	100,525	5.79	5.00
Exercised	—	—
Canceled	—	—

Outstanding at end of period	147,149	$5.36	3.60

Ending expected to vest	140,558	$5.36	3.60

Ending exercisable	6,591	5.38

The aggregate intrinsic value of deferred stock units outstanding, vested or expected to vest and exercisable as of March 31, 2007, was $861,000, $822,000 and $39,000, respectively.

Total unamortized deferred compensation expense related to deferred stock units at March 31, 2007 was $609,000, net of estimated forfeitures, which will be recognized over a weighted average period of four years.

4. Stock Repurchase Program

We repurchase our stock under a Rule 10b5-1 plan, authorized by our Board of Directors. This plan facilitates the repurchase of our common shares in accordance with our previously announced stock repurchase program. A Rule 10b5-1 repurchase plan allows the purchase of our common shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods.

Pursuant to our repurchase plan, during the quarter ended March 31, 2007 and 2006, we repurchased 361,900 and 216,955 of our common shares for $2.6 million and $884,000, respectively. Between April 1, 2007 and April 30, 2007 we acquired an additional 180,000 shares under our repurchase plan for $1.1 million.

At March 31, 2007, approximately $10.0 million was available under our repurchase plan. We may repurchase shares in the future subject to the rules of our 10b5-1 repurchase plan and in the case of any discretionary purchases outside of the plan, subject to open trading windows, overall market conditions, our stock price and our cash position and other requirements. The repurchase plan will continue until the earlier of (a) such time when the maximum dollar amount authorized has been utilized or (b) our Board of Directors elects to discontinue the repurchase plan.

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

6. Comprehensive Income (Loss)

Total comprehensive loss for the quarter ended March 31, 2007 was $220,000 compared to comprehensive income of $103,000 for the quarter ended March 31, 2006. The primary difference between net income (loss) as reported and comprehensive income (loss) are foreign currency translation adjustments and unrealized gains, net of income taxes, on our investment portfolio.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7. Sale of CallXpress Product Line

In September of 2003, we sold our CallXpress product line to Applied Voice and Speech Technologies, Inc. (“AVST”). Concurrent with the transaction, we entered into an earn-out agreement with AVST which entitled us to receive additional payments of up to $1.0 million per year for each of the three years following the sale, depending on AVST’s success in achieving certain revenue targets. In March 2007 and March 2006, we received cash payments of $1.0 million, confirming achievement of the revenue targets for 2006 and 2005. These cash receipts were classified on our income statement as a credit to operating expenses in the first quarters of 2007 and 2006. The payment received in March 2007 is the final payment to be received under this agreement.

8. Legal Proceedings

As reported in our Annual Report on Form 10-K for the year ended December 31, 2006, Captaris has been involved in two ongoing lawsuits in Circuit Court in Cook County, Illinois. Both lawsuits were filed by Travel 100 Group, Inc. (“Travel 100”), one against Mediterranean Shipping Company (“Mediterranean”) and the other against The Melrose Hotel Company (“Melrose”). The complaints allege violations of the Telephone Consumer Protection Act in connection with the receipt of facsimile advertisements that were transmitted by MediaTel Corporation, a wholly owned subsidiary of Captaris, on behalf of travel service providers, including Mediterranean and Melrose. All of the assets of MediaTel were sold to a subsidiary of PTEK Holdings, Inc. on September 1, 2003.

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

On September 29, 2006, the court in the Mediterranean case granted summary judgment in favor of Mediterranean and Captaris and dismissed the case. In granting summary judgment, the court ruled that Travel 100 had invited the facsimile advertisements and there was no violation of the Telephone Consumer Protection Act. Travel 100 filed a motion for reconsideration, which the court denied. Travel 100 then filed a notice of appeal on December 29, 2006. No appeal briefs have been filed to date and no date has been set for a hearing at this time. There can be no assurance that we will be successful in defending the appeal.

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

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

closing of a tax audit or the expiration of statutes of limitations. The provision for income taxes includes the impact of potential tax claims and changes to accruals that we consider appropriate, as well as the related penalties and interest.

Our effective tax rates differ from the statutory rate primarily due to state income taxes, foreign income tax, tax exempt interest income and accruals for certain tax exposures discussed above. In the first quarter of 2007 and 2006, we recorded an income tax benefit of $84,000 and income tax expense of $209,000, respectively, on income (loss) from continuing operations.

At March 31, 2007, we have available unused net operating losses that may be applied against future taxable income. These net operating losses consist of international losses of $2.4 million that do not expire, federal losses of $7.0 million that expire from 2019 to 2025, and state losses of $13.8 million which expire from 2007 to 2025. We believe that there is sufficient positive evidence to support our conclusion not to record a valuation allowance against these net operating losses. We believe that we will utilize the loss carry forwards in the future because we have had a history of pre-tax income. In addition, we project that the Internal Revenue Code of 1986, as amended (“IRC”) Section 382 limitation for our acquired net operating losses will not prohibit the utilization of these losses in the future. Also at March 31, 2007, our Canadian subsidiary had unused tax attributes of $1.8 million which primarily consist of investment tax credits. Because of the uncertainty of utilizing these tax attributes within the statute of limitations, we have recorded a full valuation allowance on them at March 31, 2007.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. As a result of adoption, we recognized an adjustment of $53,000, increasing our liability for unrecognized tax benefits, interest, and penalties and reducing the January 1, 2007 balance of retained earnings. We also recognized additional tax expense of $18,000 for the quarter ending March 31, 2007 and increased our liability for unrecognized tax benefits, interest, and penalties by this amount.

The total amount of unrecognized tax benefits as of January 1, 2007 was approximately $518,000 all of which could reduce our effective tax rate if recognized. Included in this balance of unrecognized tax benefits at January 1, 2007 is $439,000 related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months as a result of an income tax examination that is expected to close during 2007, and the closing of the statute of limitation in certain jurisdictions.

The total amount of accrued interest and penalties as of January 1, 2007 was $228,000. We continue to recognize interest and penalties related to uncertain tax positions as a component of income tax expense.

As of January 1, 2007, the 2003, 2004, 2005 and 2006 tax years remain open to federal, state and foreign examination. Additionally, certain state and foreign jurisdictions remain open to adjustment dating back to 2002. Finally, due to net operating loss carry forwards, the tax years of our wholly owned subsidiary, Information Management Research, Inc. (“IMR”), may be subject to adjustment going back to 1999. There were no significant changes to any of these amounts during the first quarter of 2007.

10. Recent Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the impact of SFAS No. 157, but do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” Under SFAS No. 159, the Company may elect to measure many financial instruments and certain other items at fair value on an instrument by instrument basis subject to certain restrictions. The Company may adopt SFAS No. 159 at the beginning of 2008. The impact of the adoption of SFAS No. 159 will be dependent on the extent to which the Company elects to measure eligible items at fair value. We are currently evaluating the impact of SFAS No. 159, but do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial position, results of operations or cash flows.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11. Subsequent Events

In April 2007, we entered into a new office space lease for our Tucson, Arizona office. This five year lease for 25,000 square feet of office space commences on August 1, 2007. Due to the addition of this lease, our five year lease obligations have increased by $180,000 for 2007, $431,000 for each of the years 2008, 2009, 2010 and 2011 and $288,000 for 2012. In addition to the committed lease payments, we also anticipate spending $539,000 in capital expenditures for tenant improvements and furniture and fixtures and $125,000 expense for relocation cost.

On April 26, 2007, we announced a definitive agreement to acquire all of the outstanding stock of Castelle (NASDAQ: CSTL). For the year ended December 31, 2006, Castelle reported revenue of $10.6 million, net income of $700,000 and operating cash flow of $1.7 million. Under the terms of the definitive agreement, which has been unanimously approved by both boards of directors, Captaris will pay $3.95 per share in cash, or approximately $10.8 million net of an agreed upon closing cash balance for Castelle of $7.4 million. The cash consideration will be increased or decreased at closing to the extent Castelle’s cash is above or below the agreed upon balance, and will be decreased to the extent Castelle’s working capital (excluding cash) is less than an agreed upon target. The transaction is subject to customary closing conditions, including the approval by the shareholders of Castelle, and is expected to close in the third quarter of 2007. Prior to closing, the two companies will continue to operate independently.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this document and the 2006 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 14, 2007.

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

Overview

Captaris develops software products that automate business processes, manage documents electronically and provide efficient information delivery. With a comprehensive suite of software and services, Captaris specializes in automating paper and other document-centric processes that are found in many organizations. Our customers use our products to reduce costs, comply with regulations and increase the performance of critical business processes and system investments.

Our products and services address business needs in several related markets: the fax server and electronic document delivery market; the business process management market; and the enterprise content management market. We distribute our products primarily through independent distributors, value-added resellers, direct sales professionals and information technology (“IT”) service providers. Our products run on off-the-shelf hardware servers, networked personal computers and Microsoft software platforms including Microsoft® Windows NT, Windows 2000, Windows 2003, Windows XP and we plan on compatibility with Windows Vista in the second quarter of 2007. We utilize .NET development tools in our suite of products and integrate with a wide variety of hardware equipment and enterprise software products. Captaris was incorporated in the State of Washington in 1982. Our principal executive offices are located in Bellevue, Washington.

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

Executive Summary

Net revenue is calculated as the selling price of our products less estimated returns. We derive net revenue primarily from licensing software as well as follow on sales of add-on software modules, incremental capacity and the sale of maintenance, support and service agreements, professional services and the resale of fax boards (“hardware”). Revenue for the quarter ended March 31, 2007 was $20.5 million and represented an increase over the same period in 2006 of 4.8%. The overall increase in revenue was driven by continued growth of maintenance, support and services revenue partially offset by a decline in software revenue.

Software revenue decreased 2.7% in the quarter ended March 31, 2007, over the same period of 2006. Maintenance, support and services revenue increased 12.9% over the first quarter of 2006. Hardware revenue increased 1.6% for the quarter ended March 31, 2007 compared to the first quarter of 2006.

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The comparative decrease in software revenue was primarily due to a non-recurring $750,000 strategic license arrangement recorded in the first quarter of 2006. This multi-year strategic license arrangement with Xpedite expired in September 2006. If the favorable financial impact of this transaction were excluded from the prior year results, instead of the year over year changes noted above, both software revenue and overall net revenue would have increased 8.5% and 9.0%, respectively.

The growth of maintenance, support and service revenue primarily reflects an increase in the sales volume of multi-year support and service agreements.

Hardware revenue for the first quarter of 2007 increased slightly in comparison to the first quarter of 2006. We resell fax boards with a significant number of our software products and the volume and associated revenue will vary from period to period depending upon the mix of software sold and customer’s requirements.

A portion of our revenue is derived from strategic license arrangements and this revenue is difficult to predict and has inherent fluctuations based on the partner’s own business cycle which may or may not correlate with our business cycle. We anticipate revenue will grow in subsequent quarters in 2007 due to seasonality of our revenue which typically increases over the course of the year and will grow modestly compared to 2006.

Gross margin was 69.5% in the first quarter of 2007 down from the first quarter of 2006 of 71.1%. The decrease in gross margin is primarily due to the $750,000 of non-recurring strategic license revenue recorded in 2006 as this transaction had no associated cost of revenue. If the favorable financial impact of this transaction were excluded from the prior year results, gross profit increased 8.2% and the 2006 gross margin was 70.0%. Gross margin in the first quarter of 2007 was also negatively affected by relatively more complex professional service engagements and hardware revenue, which traditionally have lower margins. For the balance of 2007 we anticipate our quarterly gross margin will remain consistent with, or slightly improve over the first quarter of 2007.

Operating expenses increased 8.4% in the quarter ended March 31, 2007 over the same period in 2006. The increase was due primarily to planned expansions in both our domestic and international sales organizations and severance costs associated with the departure of our Chief Operating Officer and other organizational transitions. We anticipate operating expenses will increase slightly in the second quarter compared to the same quarter in 2006 due to the additional investment in our sales organization. In the last two quarters of 2007, we anticipate operating expenses will remain consistent or slightly down as a percentage of revenue compared to 2006.

Loss from continuing operations was $263,000 for the quarter ended March 31, 2007, compared to income from continuing operations of $33,000 for the quarter ended March 31, 2006. The decrease from the prior year was due primarily to the increase in operating expenses, including severance costs and our increased investment in our sales organization.

During the quarter ended March 31, 2007, we granted 708,675 options with a weighted average Black Scholes value of $2.60 per share and 100,525 deferred stock units with a weighted average value of $5.79 per share. These grants will result in $1.8 million of expense, net of forfeitures, and will amortize on a straight-line basis over the next one to five years. At March 31, 2007 total unamortized stock based compensation expense was $3.2 million, net of estimated forfeitures, and will amortize on a straight-line basis over the next one to five years.

Consolidated cash, cash equivalents and investments at March 31, 2007 totaled $58.9 million, down $460,000 from December 31, 2006. This decrease was due primarily to repurchases of our common stock of $2.6 million and the purchase of $1.1 million of equipment and software. These decreases in cash were partially offset by net cash provided from operations of $2.1 million and proceeds from the exercise of employee stock options of $1.0 million and related tax benefits of $135,000. We anticipate capital spending will increase in the next three quarters compared to the prior year due to investments in our internal IT software and systems, and improvements to our communications infrastructure.

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

On an ongoing basis, we evaluate our estimates used, including those related to the valuation of stock options, valuation of goodwill and other intangible assets, useful lives of intangible assets and equipment and leasehold improvements, inventory valuation allowances, revenue recognition, the estimated allowances for sales returns and doubtful accounts and income tax accruals. We believe that the following accounting policies are critical to understanding our historical and future performance, as these policies may involve a higher degree of judgment and complexity than others. For a detailed discussion on the application of these and other accounting policies, see Note 1 in Notes to Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2007.

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

Valuation of acquired businesses, assets and liabilities. Our business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. As of March 31, 2007 our goodwill and intangible assets, net of accumulated amortization, were $38.2 million. The determination of the fair value of such intangible

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

assets and goodwill is a critical and complex consideration that involves significant assumptions and estimates. These assumptions and estimates are based on our best judgments and could materially affect our financial condition and results of operations.

Impairment of goodwill. Our judgments regarding the existence of impairment indicators include our assessment of the impacts of legal factors; market and economic conditions; the results of our operational performance and strategic plans; competition and market share; and any potential for the sale or disposal of a significant portion of our principal operations. If we conclude that indicators of impairment exist, we then assess the fair value of goodwill. The valuation process provides an estimate of a fair value of goodwill using a discounted cash flow model and includes many assumptions and estimates. Once the valuation is determined, we will write-down goodwill to its determined fair value, if necessary. Any write-down could have a material adverse effect on our financial condition and results of operations. Goodwill is tested for impairment on an annual basis in the first quarter of the year, and on an interim basis in certain circumstances. We conducted our annual assessment during the first quarter of 2007 and determined our goodwill at March 31, 2007, was not impaired.

Impairment of equipment, leasehold improvements, long-lived assets and other intangible assets. We periodically review long-lived assets, other intangibles and product lines that we are more likely than not to sell or otherwise dispose of before the end of the asset’s previously estimated useful life to determine if there is any impairment of these assets. We assess the impairment of these assets, or the need to accelerate amortization, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our long-lived assets and other intangibles. We determined that no impairment indicators occurred during the first quarter of 2007; therefore, we have not evaluated our intangible assets for impairment as of March 31, 2007. Future events could cause us to conclude that impairment indicators exist and that the assets should be reviewed to determine their fair value. We assess the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Fair value is generally determined based on a valuation process that provides an estimate of a fair value of these assets using a discounted cash flow model, which includes many assumptions and estimates. Once the valuation is determined, we will write-down these assets to their determined fair value, if necessary. Any write-down could have a material adverse effect on our financial condition and results of operations.

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

Stock-Based Compensation Plans. Our equity option plans are broad-based, long-term retention programs that are intended to attract and retain talented employees and align shareholder and employee interest. We rely on our share-based compensation plans that provide broad discretion to our Board of Directors to create appropriate share-based incentives for members of our Board of Directors, executives and select employees.

We account for stock-based compensation under the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (“SFAS No. 123R”), which requires us to recognize expense related to the fair value of our stock-based compensation. We adopted SFAS No. 123R using the modified prospective transition method. Under this transition method, compensation cost recognized for the quarter ended March 31, 2007 and 2006 includes: a) compensation cost for all stock-based compensation granted prior to, but not vested as of January 1, 2006, based on the grant-date fair value

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

estimated in accordance with the original provisions of SFAS No. 123, and b) compensation cost for all stock-based compensation granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. We chose the straight-line method for recognizing compensation expense. For all unvested options outstanding as of January 1, 2006, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized on an accelerated basis over the remaining vesting period. For stock-based compensation granted subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, will be recognized on a straight-line basis over the vesting period.

Accounting for income taxes. We follow the asset and liability method of accounting for income taxes as set forth by SFAS No. 109, Accounting for Income Taxes, and the provisions of FASB Interpretation No. 48. Accordingly, we are required to estimate our potential income tax claims in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. Significant judgment is required in evaluating our tax positions and in determining our provision for income taxes. During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. We establish accruals for tax-related uncertainties based on estimates of whether, and to the extent which, additional taxes, penalties and interest will be due. These accruals are established when, despite our belief that our tax return positions are fully supportable, we believe that certain positions may not be sustained on review by tax authorities. We adjust these accruals in light of changing facts and circumstances, such as the closing of a tax audit or the expiration of a statute of limitations. We will establish a valuation allowance to reduce deferred tax assets unless it is more likely than not that we will generate sufficient taxable income to allow for the realization of our deferred net tax assets. The provision for income taxes includes the impact of potential tax claims and changes to accruals and valuation allowances that we consider appropriate, as well as the related penalties and interest expense. In addition to our judgments and use of estimates, there are inherent uncertainties surrounding income taxes that could result in actual amounts that differ materially from our estimates. Any adjustments in our tax provision related to these contingencies could have a material effect on our financial condition, results of operations and cash flow.

Results of Operations

Net Revenue

Net revenue is calculated as the selling price of our products less estimated returns. We derive net revenue from licensing software as well as follow on sales of add-on software modules, incremental capacity and the sale of maintenance, support and service agreements, professional services and the resale of fax boards (“hardware”).

The following table provides revenue data for the periods indicated:

	Quarter Ended March 31,
	2007	% Change from 2006	2006
	(in thousands, except % amounts)
Software revenue	$7,093	(2.7%)	$7,287
Maintenance, support and services revenue	9,379	12.9%	8,308
Hardware revenue	4,041	1.6%	3,978

Net revenue	$20,513	4.8%	$19,573

The overall revenue increase was driven by continued growth of maintenance, support and services partially offset by a decline in software revenue.

The comparative decrease in software revenue was primarily due to a non-recurring $750,000 strategic license arrangement recorded in the first quarter of 2006. This multi-year strategic license arrangement with Xpedite expired in September 2006. If the favorable financial impact of this transaction were excluded from the prior year results, instead of the year over year changes noted in the table above, both software revenue and overall net revenue would have increased 8.5% and 9.0%, respectively.

The growth of maintenance, support and services revenue primarily reflects an increase in the sales volume of multi-year support and service agreements.

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Hardware revenue for the first quarter of 2007 increased slightly in comparison to the first quarter of 2006. We resell fax boards with a significant number of our software products and the volume and associated revenue will vary from period to period depending upon the mix of software sold and customer’s requirements.

Revenue by geographic region, as determined by shipping destination, was as follows:

	Quarter Ended March 31,
	2007	2006
	(in thousands)
North America	$15,244	$14,992
Europe	2,482	2,509
Asia Pacific	1,427	1,023
Rest of world	1,360	1,049

Total net revenue	$20,513	$19,573

International revenue, outside North America, as a percent of total revenue and as determined by shipping destination, was as follows:

	Quarter Ended March 31,
	2007	2006
Software revenue	11.9%	11.3%
Maintenance, support and services revenue	7.2%	7.1%
Hardware revenue	6.6%	5.0%
Net International revenue	25.7%	23.4%

Revenue from international customers generally does not experience and reflect the same seasonal variabilities as that from North America customers.

For the balance of 2007, we anticipate our quarterly net revenue will grow modestly from that of the first quarter of 2007, and in comparison to 2006. As a result of investing in our international sales organization, we expect our international revenue to grow and become a higher percentage of total company revenue. From time to time a portion of our revenue comes from strategic license arrangements. Because of the infrequent and irregular occurrence of a strategic license arrangement, the corresponding revenue is difficult to predict with respect to scope and timing.

Gross Profit

Gross profit is calculated as the difference between net revenue and the cost of revenue. Cost of revenue includes manufacturing and distribution costs for products and programs sold, royalties for licensed products, amortization of acquired technology, product warranty costs, operation costs related to product technical support and costs associated with the delivery of professional services.

The following table provides gross profit data for the periods indicated:

	Quarter Ended March 31,
	2007	Change from 2006	2006
	(in thousands, except % amounts)
Gross profit	$14,255	2.4%	$13,920
Gross margin	69.5%		71.1%

In comparison to the prior year, our first quarter gross margin decreased. This decrease is primarily due to the $750,000 of non-recurring strategic license revenue recorded in 2006 as this transaction had no associated cost of revenue. If the favorable financial impact of this transaction were excluded from the prior year results, instead of the year over year change noted in the table above, gross profit increased 8.2% and the 2006 gross margin was 70.0%.

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Gross margin in the first quarter of 2007 was also negatively affected by relatively more complex professional service engagements and hardware revenue, which traditionally have lower margins.

For the balance of 2007 we anticipate our quarterly gross margin will remain consistent with, or slightly improve over the first quarter of 2007.

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Research and Development

Research and development expenses consist of the salaries and related benefits for our product development personnel, prototype materials and expenses related to the development of new and improved products, facilities and depreciation expenses.

	Quarter Ended March 31,
	2007	Change from 2006	2006
	(in thousands, except % amounts)
Research and development	$3,186	(0.5%)	$3,169
Percentage of revenue	15.5%		16.2%

For the quarter ended March 31, 2007, research and development expenses increased $17,000 compared to the quarter ended March 31, 2006, primarily due to an increase in staffing cost of $66,000 due to increased headcount and a $20,000 increase in other expenses. This increase was partially offset by a $69,000 decrease in depreciation costs as certain assets became fully depreciated.

We expect overall research and development expenses to remain relatively flat in 2007 compared to 2006 as we continue to maintain our investments in research and development.

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

	Quarter Ended March 31,
	2007	Change from 2006	2006
	(in thousands, except % amounts)
Selling and marketing	$8,278	(11.9%)	$7,297
Percentage of revenue	40.4%		37.2%

The increase of $981,000 in selling and marketing expenses for the quarter ended March 31, 2007, compared to the quarter ended March 31, 2006, was due primarily to an increase of $528,000 in staffing cost due to hiring additional personnel in our sales organization, a $306,000 increase in commissions on higher invoicing, a $203,000 increase in travel and entertainment associated with an increased investment in our sales organization, a $66,000 increase in other expenses and a $39,000 increase in marketing program costs. These increases were partially offset by a decrease of $161,000 for consulting fees.

We expect selling and marketing expenses to increase in the second quarter compared to the second quarter of 2006 due to the additional personnel we hired in the first quarter of 2007. We expect the third and fourth quarters of 2007 will be higher than the corresponding quarters of 2006 and will remain relatively consistent or slightly down as a percentage of revenue.

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

	Quarter Ended March 31,
	2007	Change from 2006	2006
	(in thousands, except % amounts)
General and administrative	$4,716	(9.5%)	$4,308
Percentage of revenue	23.0%		22.0%

The $408,000 increase in general and administrative expenses in the quarter ended March 31, 2007 compared to the same period last year was due primarily to a $687,000 increase in salaries related to organizational changes including severance costs associated with the departure of our Chief Operating Officer, an $89,000 increase in stock compensation, an increase of $74,000 for consulting costs related to our ERP system implementation and a $44,000 increase in other expenses. These increases were partially offset by a $289,000 decrease in legal fees, a $92,000 reduction in depreciation as certain assets became fully depreciated, a $77,000 reduction in tax expense due to settlement of certain sales tax audits, and a decrease of $28,000 in other professional fees due to lower audit costs and insurance costs.

During the next three quarters we expect general and administrative costs to remain relatively consistent with the same quarters in the prior year.

Amortization of Intangible Assets

Amortization of intangible assets is a result of the acquisitions in prior years of IMR, Teamplate and Infinite Technologies, in addition to amortization expense associated with two nonexclusive license agreements with Syntellect and AudioFax. Amortization expense for acquired core technology and license agreements is recorded in cost of revenue and was $481,000 and $481,000 for the quarters ended March 31, 2007 and 2006, respectively. Amortization expense recorded in operating expenses related to the acquisitions was $141,000 and $354,000 for the quarters ended March 31, 2007 and 2006, respectively. The decrease in amortization expense in the quarter ended 2007 compared to 2006 is due to certain intangible assets becoming fully amortized. We expect amortization expense for 2007 to continue to decrease in 2007 from 2006 as certain intangible assets become fully amortized.

Sale of CallXpress Product Line

In September of 2003, we sold our CallXpress product line to Applied Voice and Speech Technologies, Inc. (“AVST”). Concurrent with the transaction, we entered into an earn-out agreement with AVST which entitled us to receive additional payments of up to $1.0 million per year for each of the three years following the sale, depending on AVST’s success in achieving certain revenue targets. In March 2007 and 2006, we received cash payments of $1.0 million, confirming achievement of the revenue target for 2006 and 2005. These cash receipts were classified on our income statement in operating expenses in the first quarters of 2007 and 2006. The payment received in March 2007 is the final payment to be received under this agreement.

Other Income, Net

Other income, net, consists primarily of investment income and foreign currency transaction gains and losses. For the quarter ended March 31, 2007, net other income was $719,000, compared to $450,000 for the same period last year. The increase in other income for the quarter ended March 31, 2007 was due primarily to increased interest earned of $95,000 on larger investment balances, a foreign currency gain of $125,000 and a gain on the sale of assets of $49,000. Assuming interest rates and currency exchange rates remain constant, we expect other income, net to increase slightly in the next three quarters due to larger investment balances.

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

Our effective tax rates differ from the statutory rate primarily due to state income taxes, foreign income taxes, tax exempt interest income and accruals for certain tax exposures discussed above. We recorded an income tax benefit of $84,000 and income tax expense of $209,000 in the quarters ended March 31, 2007 and 2006, respectively, on income (loss) from continuing operations. At March 31, 2006, the tax provision included $138,000 of income tax expense for a correction to state net operating loss carry forwards. We expect our effective tax rate for the remainder of 2007 to range between 27 to 30%.

At March 31, 2007, we have available unused net operating losses that may be applied against future taxable income. These net operating losses consist of international losses of $2.4 million that do not expire, federal losses of $7.0 million that expire from 2019 to 2025, and state losses of $13.8 million which expire from 2007 to 2025. We believe that there is sufficient positive evidence to support our conclusion not to record a valuation allowance against these net operating losses. We believe that we will utilize the loss carry forwards in the future because we have had a history of pre-tax income. In addition, we project that the Internal Revenue Code (“IRC”) Section 382 limitation for our acquired net operating losses will not prohibit the utilization of these losses in the future. Also at March 31, 2007, our Canadian subsidiary had unused tax attributes of $1.8 million which primarily consist of investment tax credits. Because of the uncertainty of utilizing these tax attributes within the statute of limitations, we have recorded a full valuation allowance on them at March 31, 2007.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. As a result of adoption, we recognized an adjustment of $53,000, increasing our liability for unrecognized tax benefits, interest, and penalties and reducing the January 1, 2007 balance of retained earnings. We also recognized additional tax expense of $18,000 for the quarter ending March 31, 2007 and increased our liability for unrecognized tax benefits, interest, and penalties by this amount.

The total amount of unrecognized tax benefits as of January 1, 2007 was approximately $518,000 all of which could reduce our effective tax rate if recognized. Included in this balance of unrecognized tax benefits at January 1, 2007 is $439,000 related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months as a result of an income tax examination that is expected to close during 2007, and the closing of the statute of limitation in certain jurisdictions.

The total amount of accrued interest and penalties as of January 1, 2007 was $228,000. We continue to recognize interest and penalties related to uncertain tax positions as a component of income tax expense.

As of January 1, 2007, the 2003, 2004, 2005 and 2006 tax years remain open to federal, state and foreign examination. Additionally, certain state and foreign jurisdictions remain open to adjustment dating back to 2002. Finally, due to net operating loss carry forwards, the tax years of our wholly owned subsidiary, Information Management Research, Inc. (“IMR”), may be subject to adjustment going back to 1999. There were no significant changes to any of these amounts during the first quarter of 2007.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, short-term investments available-for-sale and long-term investments available-for-sale. Our portfolio consists primarily of money market funds, adjustable rate mortgage-backed securities, and municipal and U.S. government agency-backed securities. Cash, cash equivalents and investments at March 31, 2007 totaled $58.9 million, down $460,000 from December 31, 2006. This decrease was due primarily to repurchases of our common stock of $2.6 million and $1.1 million for capital purchases. These decreases in cash were partially offset by net cash from operations of $2.1 million and proceeds from the exercise of employee stock options of $1.0 million and related tax benefits of $135,000. We anticipate capital spending will remain consistent with the first quarter of 2007 in the next three quarters due to planned investments in our IT infrastructure and improvements to our communications infrastructure.

Cash flow provided by operations during the first three months of 2007 was $2.1 million compared to cash provided by operations of $4.6 million during the first quarter of 2006. This decrease in cash provided in the first three months of 2007 was primarily attributable to our increased investment in our sales organization and severance cost associated with the departure of

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

our Chief Operating Officer and other organizational changes. Cash provided by operating activities in the first three months of 2006 was primarily attributable to our income from operations and cash collected from our accounts receivable. We collected less accounts receivable during the first quarter of 2007 than in the first quarter of 2006 primarily due to the timing of invoicing which occurred relatively later in the first quarter of 2007 than in 2006. The late invoicing reduced the amount of time for collection of these invoices, resulting in less operating cash during the first quarter of 2007 compared to the prior year.

Cash used in investing activities during the first three months of 2007 was $3.9 million, consisting primarily of $2.8 million in purchases of marketable securities, net of proceeds and maturities of investments and the purchase of $1.1 million of equipment and software. Capital asset purchases in the first three months of 2007 were $1.1 million compared to $66,000 in the first three months of 2006. We anticipate capital spending will remain consistent with the first quarter of 2007 for the next three quarters due to planned improvements in our communications infrastructure and investments in our IT infrastructure.

Cash used in financing activities during the first three months of 2007 was $1.5 million compared to cash used in financing activities of $341,000 during the first three months of 2006. In the first three months of 2007, we repurchased 361,900 shares of our common stock for $2.6 million under our stock repurchase program. Cash used was partially offset by cash provided from the exercise of stock options through our employee stock option plans of $1.0 million, as well as $135,000 related to excess tax benefits from stock-based compensation. We repurchased 216,955 shares of our common stock for $884,000 in the first three months of 2006. This was partially offset by cash provided from the exercise of stock options through our employee stock purchase plan of $328,000 and $215,000 related to excess tax benefits from stock-based compensation.

We believe existing cash and short-term investments together with funds generated from operations will be sufficient to meet our anticipated working capital needs and capital expenditure needs for the next twelve months and the foreseeable future.

Recent Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the impact of SFAS No. 157, but do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” Under SFAS No. 159, the Company may elect to measure many financial instruments and certain other items at fair value on an instrument by instrument basis subject to certain restrictions. The Company may adopt SFAS No. 159 at the beginning of 2008. The impact of the adoption of SFAS No. 159 will be dependent on the extent to which the Company elects to measure eligible items at fair value. We are currently evaluating the impact of SFAS No. 159, but do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial position, results of operations or cash flows.

Subsequent Events

In April 2007, we entered into a new office space lease for our Tucson, Arizona office. This five year lease for 25,000 square feet of office space commences on August 1, 2007. Due to the addition of this lease, our five year lease obligations have increased by $180,000 for 2007, $431,000 for each of the years 2008, 2009, 2010 and 2011 and $288,000 for 2012. In addition to the committed lease payments, we also anticipate spending $539,000 in capital expenditures for tenant improvements and furniture and fixtures and $125,000 expense for relocation cost.

On April 26, 2007, we announced a definitive agreement to acquire all of the outstanding stock of Castelle (NASDAQ: CSTL). For the year ended December 31, 2006, Castelle reported revenue of $10.6 million, net income of $700,000 and operating cash flow of $1.7 million. Under the terms of the definitive agreement, which has been unanimously approved by both boards of directors, Captaris will pay $3.95 per share in cash, or approximately $10.8 million net of an agreed upon closing cash balance for Castelle of $7.4 million. The cash consideration will be increased or decreased at closing to the extent Castelle’s cash is above or below the agreed upon balance, and will be decreased to the extent Castelle’s working capital (excluding cash) is less than an

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

agreed upon target. The transaction is subject to customary closing conditions, including the approval by the shareholders of Castelle, and is expected to close in the third quarter of 2007. Prior to closing, the two companies will continue to operate independently.

CAPTARIS, INC.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, changes in interest rate and foreign currency exchange rates, each of which could adversely affect the value of our investments. We do not currently use derivative financial instruments to hedge this risk.

Interest rate risk

We maintain an investment portfolio consisting primarily of investment grade interest bearing securities. These securities are classified as “available-for-sale” securities. The interest bearing securities in our portfolio are subject to interest rate risk and will fall in value if market interest rates increase. Conversely, declines in interest rates could have a material impact on interest earnings of our investment portfolio. If market interest rates were to increase immediately and uniformly by 100 basis points from levels at March 31, 2007, the decline in the fair value of the portfolio would be approximately $147,000. Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results, financial condition or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.

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

We performed a sensitivity analysis assuming a hypothetical 10.0% adverse movement in foreign exchange rates to the underlying foreign currency exposures described above. The sensitivity analysis indicated that a hypothetical 10.0% adverse movement in foreign currency exchange rates would result in a $984,000 loss in fair values of foreign currency denominated assets and liabilities at March 31, 2007.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, Captaris has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2007, the end of the period covered by this report. Based upon that evaluation, the chief executive officer and chief financial officer concluded that these disclosure controls and procedures are effective.

There have been no changes in Captaris’ internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, Captaris’ internal control over financial reporting.

CAPTARIS, INC.

Part II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

As reported in our Annual Report on Form 10-K for the year ended December 31, 2006, Captaris has been involved in two ongoing lawsuits in Circuit Court in Cook County, Illinois. Both lawsuits were filed by Travel 100 Group, Inc. (“Travel 100”), one against Mediterranean Shipping Company (“Mediterranean”) and the other against The Melrose Hotel Company (“Melrose”). The complaints allege violations of the Telephone Consumer Protection Act in connection with the receipt of facsimile advertisements that were transmitted by MediaTel Corporation, a wholly owned subsidiary of Captaris, on behalf of travel service providers, including Mediterranean and Melrose. All of the assets of MediaTel were sold to a subsidiary of PTEK Holdings, Inc. on September 1, 2003.

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

On September 29, 2006, the court in the Mediterranean case granted summary judgment in favor of Mediterranean and Captaris and dismissed the case. In granting summary judgment, the court ruled that Travel 100 had invited the facsimile advertisements and there was no violation of the Telephone Consumer Protection Act. Travel 100 filed a motion for reconsideration, which the court denied. Travel 100 then filed a notice of appeal on December 29, 2006. No appeal briefs have been filed to date and no date has been set for a hearing at this time. There can be no assurance that we will be successful in defending the appeal.

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

There have been no material changes from the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 14, 2007.

CAPTARIS, INC.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Pursuant to a stock repurchase plan approved by our Board of Directors, during the quarters ended March 31, 2007 and 2006, we repurchased 361,900 and 216,955 of our common shares for $2.6 million and $884,000, respectively. Between April 1, 2007 and April 30, 2007 we acquired an additional 180,000 shares under our repurchase plan for $1.1 million.

The following table summarizes information regarding shares repurchased during the quarter ended March 31, 2007.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Repurchase Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
January 1 through 31, 2007	196,000	$8.03	196,000	$11,041,872
February 1 through 28, 2007	55,900	$7.86	55,900	$10,602,674
March 1 through 31, 2007	110,000	$5.78	110,000	$9,966,766

Total	361,900	$7.32	361,900	$9,966,766

Our Board of Directors authorized us to enter into a Rule 10b5-1 plan to facilitate the repurchase of our common shares in accordance with our previously announced stock repurchase program. A Rule 10b5-1 repurchase plan allows the purchase of our common shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods.

We may repurchase shares in the future subject to the rules of our 10b5-1 repurchase plan and in the case of any discretionary purchases outside of the plan, subject to open trading windows, overall market conditions, our stock price and our cash position and other requirements. The repurchase plan will continue until the earlier of (a) such time when the maximum dollar amount authorized has been utilized or (b) our Board of Directors elects to discontinue the repurchase plan.

Item 6.	EXHIBITS

Exhibits
10.1*	Form of Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan.

10.2*	Amended Change in Control Agreement, dated March 23, 2007, between Captaris, Inc. and David Anastasi.

10.3*	Amended Change in Control Agreement, dated March 23, 2007, between Captaris, Inc. and Peter Papano.

10.4*	Captaris, Inc. Executive Severance Pay Plan (as amended on March 23, 2007).

31.1	Rule 13a-14(a) Certification (Chief Executive Officer)

31.2	Rule 13a-14(a) Certification (Chief Financial Officer)

32.1	Section 1350 Certification (Chief Executive Officer)

32.2	Section 1350 Certification (Chief Financial Officer)

*	Management contract or compensatory plan or arrangement.

CAPTARIS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of May 2007.

CAPTARIS, INC.

By:	/s/ Peter Papano
Peter Papano Chief Financial Officer, Treasurer