Form 10-Q
period 2007-06-30
CAPTARIS INC
filed 2007-08-06
CIK 931784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

The number of outstanding shares of the registrant’s common stock as of August 1, 2007 was 27,167,076

CAPTARIS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2007

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

•

Our inability to obtain fax processing circuit boards and related software, including Fax Over Internet Protocol (“FOIP”), a key component of our RightFax product, on acceptable terms, which may be affected by significant changes in technology, issues regarding quality performance, delays, interruptions or reductions in our supply, or unfavorable changes to price and delivery terms.

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

CAPTARIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$17,659	$10,695
Short-term investments, available-for-sale	3,421	7,084
Accounts receivable, net	15,324	21,347
Inventories, net	613	961
Prepaid expenses and other current assets	4,000	2,971
Income tax receivable and current deferred tax assets, net	2,321	3,052

Total current assets	43,338	46,110
Long-term investments, available-for-sale	40,129	41,584
Restricted cash	1,000	1,000
Other long-term assets	312	303
Equipment and leasehold improvements, net	6,020	4,340
Intangible assets, net	5,325	6,570
Goodwill	32,916	32,199
Long-term deferred tax assets, net	5,278	3,842

Total assets	$134,318	$135,948

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,731	$5,308
Accrued compensation and benefits	3,583	4,522
Other accrued liabilities	1,915	1,920
Income taxes payable	294	192
Deferred revenue	21,029	20,328

Total current liabilities	31,552	32,720

Other long-term accrued liabilities	618	307
Long-term deferred revenue	6,130	5,544

Total liabilities	38,300	38,121

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 2,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 120,000 shares authorized; 27,248 and 27,556 issued and outstanding, respectively	272	275
Additional paid-in capital	44,585	46,614
Retained earnings	49,307	49,790
Accumulated other comprehensive income	1,854	1,148

Total shareholders’ equity	96,018	97,827

Total liabilities and shareholders’ equity	$134,318	$135,948

See the accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenue	$22,966	$22,630	$43,479	$42,203
Cost of revenue	6,893	6,761	13,151	12,414

Gross profit	16,073	15,869	30,328	29,789

Operating expenses:
Research and development	3,633	3,189	6,819	6,358
Selling and marketing	8,900	8,676	17,178	15,973
General and administrative	4,102	3,902	8,818	8,210
Amortization of intangible assets	142	354	283	708
Gain on sale of discontinued product line CallXpress	—	—	(1,000)	(1,000)

Total operating expenses	16,777	16,121	32,098	30,249

Operating loss	(704)	(252)	(1,770)	(460)

Other income (expense):
Interest income	548	441	1,123	913
Other income (expense), net	82	(69)	226	(91)

Other income	630	372	1,349	822

Income (loss) from continuing operations before income tax expense	(74)	120	(421)	362
Income tax expense	90	87	6	296

Income (loss) from continuing operations	(164)	33	(427)	66

Discontinued operations:
Gain (loss) on sale of MediaTel assets, net of income tax expense (benefit) of ($1), ($3), ($2) and $28, respectively respectively	(1)	(5)	(3)	43

Income (loss) from discontinued operations	(1)	(5)	(3)	43

Net income (loss)	$(165)	$28	$(430)	$109

Basic net income (loss) per common share:
Income (loss) from continuing operations	$(0.01)	$0.00	$(0.02)	$0.00
Income (loss) from discontinued operations	(0.00)	0.00	(0.00)	0.00

Basic net income (loss)	$(0.01)	$0.00	$(0.02)	$0.00

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$(0.01)	$0.00	$(0.02)	$0.00
Income (loss) from discontinued operations	(0.00)	0.00	(0.00)	0.00

Diluted net income (loss)	$(0.01)	$0.00	$(0.02)	$0.00

Weighted average shares used in computation of:
Basic net income (loss) per share	27,223	28,191	27,368	28,269
Diluted net income (loss) per share	27,223	28,526	27,368	28,546

See the accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	June 30, 2007	December 31, 2006
Cash flows from operating activities:
Net income (loss)	$(430)	$109
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,317	1,658
Amortization	1,244	1,670
Stock-based compensation expense	532	241
Provision for doubtful accounts	15	39
Loss on disposition of assets	58	54
Changes in assets and liabilities:
Accounts receivable	5,995	3,727
Inventories, net	347	(207)
Prepaid expenses and other assets	(1,038)	(1,001)
Income tax receivable and deferred tax assets, net	(705)	27
Accounts payable	(909)	(178)
Accrued compensation and benefits	(937)	(414)
Other accrued liabilities	(57)	(545)
Income taxes payable	103	(8)
Deferred revenue	1,290	1,262

Net cash provided by operating activities	6,825	6,434

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(2,433)	(426)
Purchase of investments	(16,569)	(34,240)
Proceeds from disposals of assets	55	7
Proceeds from sales and maturities of investments	21,683	30,005

Net cash provided by (used in) investing activities	2,736	(4,654)

Cash flows from financing activities:
Proceeds from exercise of common stock options	2,037	1,007
Repurchase of common stock	(4,895)	(2,384)
Excess tax benefits from stock-based compensation	294	233

Net cash used in financing activities	(2,564)	(1,144)

Net increase in cash	6,997	636

Effect of exchange rate changes on cash	(33)	(44)
Cash and cash equivalents at beginning of period	10,695	6,420

Cash and cash equivalents at end of period	$17,659	$7,012

Supplemental disclosures:
Cash paid during the period for income taxes	$199	$86
Software acquired with three year payment terms:
Fair value of software acquired	$935	$—
Cash paid for the software	(301)	—

Liabilities assumed	$634	$—

See the accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity	Total Comprehensive Income(loss)
Balance at December 31, 2006	27,555,847	$275	$46,614	$1,148	$49,790	$97,827	$—
Exercise of stock options	453,666	5	2,032	—	—	2,037	—
Repurchase of common stock	(761,900)	(8)	(4,887)	—	—	(4,895)	—
Stock-based compensation expense	—	—	532	—	—	532	—
Tax benefit from stock-based compensation	—	—	294	—	—	294	—
Unrealized loss on investments, net of income tax benefit of $2	—	—	—	(3)	—	(3)	(3)
Cumulative effect of adoption of FASB Interpretation No. 48	—	—	—	—	(53)	(53)	—
Foreign currency translation adjustment	—	—	—	709	—	709	709
Net loss	—	—	—	—	(430)	(430)	(430)

Balance at June 30, 2007	27,247,613	$272	$44,585	$1,854	$49,307	$96,018	$276

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

Basis of Presentation and Preparation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2007, and December 31, 2006, and for the quarter and six months ended June 30, 2007 and 2006, have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted for interim financial information in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments and accruals, necessary for a fair presentation of our financial condition, results of operations and cash flows for the periods indicated.

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

We sell products through resellers, Original Equipment Manufacturers (“OEM”) and other channel partners, as well as directly to end-users. Generally our resellers do not stock product, and except for OEM sales described below, we recognize product revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. If a reseller does stock product, we defer this revenue until the reseller sells the product through to end-users. All software licenses are bundled with 30 days of telephone support. We consider revenue associated with this telephone support to be insignificant, and therefore, we recognize this revenue when the software is shipped and concurrently record an estimate for the related cost of the telephone support. Revenue from perpetual software licenses is recognized when the software has been shipped, provided that collection for such revenue is deemed probable. Revenue from term software licenses is recognized over the term of the license, generally twelve months. Whenever a software license, hardware, installation and post-contract customer support or (“PCS”) elements are sold together, we allocate the total arrangement fee among each element based on its respective fair value, which is the price charged when that element is sold separately. The amount of revenue assigned to each element is impacted by our judgment as to whether an arrangement includes multiple elements and, if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. Changes to the elements in an arrangement and our ability to establish VSOE for those elements could affect the timing of revenue recognition for these items. Revenue for PCS is recognized on a straight-line basis over the service contract term, ranging from one to five years. PCS includes rights to unspecified upgrades and

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

updates, when and if available, and bug fixes. Installation revenue is recognized when the product has been installed at the customer’s site and accepted by the customer. Recognition of revenue from software sold with installation services is recognized either when the software is shipped or when the installation services are completed, depending on our agreement with the customer and whether the installation services are integral to the functionality of the software.

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

We account for stock-based compensation under the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, (“SFAS No. 123R”), which requires us to recognize expense related to the fair value of our stock-based compensation. We adopted SFAS No. 123R using the modified prospective transition method. Under this method, compensation cost recognized for the quarter and six months ended June 30, 2007 and 2006 includes: a) compensation cost for all stock-based compensation granted prior to, but not vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and b) compensation cost for all stock-based compensation granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. We chose the straight-line method for recognizing compensation expense. For all unvested options outstanding as of January 1, 2006, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized on an accelerated basis over the remaining vesting period. For stock-based compensation granted subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, will be recognized on a straight-line basis over the vesting period.

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

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Impairment of intangibles

We periodically review our intangibles that are more likely than not to be sold or otherwise disposed of before the end of the asset’s previously estimated useful life to determine if there is any impairment of these assets. We assess the impairment of these assets, or the need to accelerate amortization, whenever events or changes in circumstances indicate that the asset carrying value may not be recoverable. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our intangibles. We determined that no impairment indicators occurred during the first half of 2007; therefore, we have not evaluated our intangible assets for impairment as of June 30, 2007. Future events could cause us to conclude that impairment indicators exist and that the assets should be reviewed to determine their fair value. We assess the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Fair value is generally determined based on a valuation process that provides an estimate of a fair value of these assets using a discounted cash flow model, which includes many assumptions and estimates. Once the valuation is determined, we will write down these assets to their determined fair value, if necessary. Any write-down could have a material adverse effect on our financial condition and results of operations.

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

The following table sets forth the computation of basic and diluted income (loss) per common share:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2007	2006	2007	2006
Numerator:
Income (loss) from continuing operations	$(164)	$33	$(427)	$66
Income (loss) from discontinued operations	(1)	(5)	(3)	43

Net income (loss)	$(165)	$28	$(430)	$109

Denominator:
Weighted average shares outstanding – basic	27,223	28,191	27,368	28,269
Dilutive effect of common shares from stock options	—	335	—	277

Weighted average shares outstanding – diluted	27,223	28,526	27,368	28,546

Basic net income (loss) per common share:
Income (loss) from continuing operations	$(0.01)	$0.00	$(0.02)	$0.00
Income (loss) from discontinued operations	(0.00)	(0.00)	(0.00)	0.00

Basic net income (loss)	$(0.01)	$0.00	$(0.02)	$0.00

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$(0.01)	$0.00	$(0.02)	$0.00
Income (loss) from discontinued operations	(0.00)	(0.00)	(0.00)	0.00

Diluted net income (loss)	$(0.01)	$0.00	$(0.02)	$0.00

Due to the net loss from continuing operations in the quarter and six months ended June 30, 2007, we excluded 562,534 and 1,001,964 of common stock equivalents from the calculation of diluted loss per share because such securities were anti-dilutive in these periods. Employee stock options to purchase 3,423,991 and 4,187,511 common shares in the quarters ended June 30, 2007 and 2006, respectively, and 782,710 and 3,959,054 common shares in the six months ended June 30, 2007 and 2006, respectively, were outstanding, but were not included in the computation of diluted income (loss) per share because the exercise price of the stock options were greater than the average share price of the common shares; therefore, the effect would have been anti-dilutive.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Revenue by geographic region, as determined by shipping destination, was as follows:

	QuarterEended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
North America	$16,595	$16,770	$31,839	$31,762
Europe	2,968	2,938	5,450	5,447
Asia Pacific	1,811	1,410	3,238	2,433
Rest of world	1,592	1,512	2,952	2,561

Total net revenue	$22,966	$22,630	$43,479	$42,203

Revenue from the rest of world consists primarily of sales to the Middle East, Africa, India and countries in the Latin America region. Revenue for the United States was $15.8 million and $15.9 million for the quarters ended June 30, 2007 and 2006, respectively and $30.2 million and $30.2 million for the six months ended June 30, 2007 and 2006, respectively.

3. Stock-Based Compensation

Included in stock-based compensation are expenses relating to both our stock options and our deferred stock units. The amount of stock-based compensation expense, net of forfeitures, recognized in the quarters ended June 30, 2007 and 2006 related to stock options and deferred stock units was $339,000 and $151,000, respectively, of which $11,000 and $65,000, respectively, related to options granted prior to January 1, 2006. The amount of stock-based compensation expenses, net of forfeitures, recognized in the six months ended June 30, 2007 and 2006 related to stock options and deferred stock units was $532,000 and $241,000, respectively, of which $24,000 and $152,000, respectively, related to options granted prior to January 1, 2006. Total unamortized compensation expense at June 30, 2007 was $3.7 million, net of forfeitures, which will be recognized over a weighted average period of three years.

The following table summarizes the allocation of stock-based compensation to our expense categories for the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Cost of revenue	$6	$3	$10	$3
Research and development	28	13	39	24
Selling and marketing	57	31	86	51
General and administrative	248	104	397	163

Total stock-based compensation expense	$339	$151	$532	$241

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following weighted average assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted in the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.92%	4.91%	4.64%	4.87%
Expected volatility	40.53%	53.9%	41.75%	53.9%
Expected term	5.27	5.3	5.27	5.3

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

Our stock price volatility and option lives reflect our best estimates, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. SFAS No. 123R also requires that we recognize compensation expense for only the portion of options expected to vest; therefore, we applied an estimated forfeiture rate that we derived from historical employee termination behavior. If the actual number of forfeitures differs from our estimates, additional adjustments to compensation expense may be required in future periods.

Stock Options

Stock-based compensation expense related to stock options was $258,000 and $140,000 in the second quarters of 2007 and 2006, respectively and $402,000 and $230,000 in the six months ended June 30, 2007 and 2006, respectively. At June 30, 2007, total unamortized deferred compensation costs related to stock options was $2.9 million, net of estimated forfeitures. Total unamortized deferred compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of three years.

A summary of the status of our stock option plans at June 30, 2007, and the changes during the six months then ended, is presented in the following table:

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Beginning of period at December 31, 2006	3,343,414	5,034,696	$5.03	6.64
Granted (1)	(1,265,143)	972,695	5.62
Exercised	—	(453,666)	4.49
Cancelled	196,037	—	5.58
Forfeited	—	(157,696)	4.59
Expired	(82,116)	(38,341)	9.64

End of period	2,192,192	5,357,688	5.16	6.41

Vested and expected to vest at June 30, 2007		4,830,500	5.18	6.11

Exercisable at June 30, 2007		3,629,698	5.23	5.11

(1)

The difference in shares granted under options available for grant and number of options outstanding is due to deferred stock unit grants. In accordance with the 2006 Plan, each deferred stock unit granted is to be counted as two shares against the number of shares available for issuance.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

During the second quarters of 2007 and 2006, we granted 264,020 and 954,811 options, respectively, with a weighted average Black-Scholes fair value of $2.24 and $2.40 per share, respectively. In the six months ended June 30, 2007 and 2006, we granted 972,695 and 1,027,311 options, respectively, with a weighted average Black-Scholes value of $2.50 and $2.38 per share, respectively.

The intrinsic value of options exercised during the second quarters of 2007 and 2006, were $425,000 and $132,000, respectively, and $841,000 and $333,000 for the six months ended June 30, 2007 and 2006, respectively. The aggregate intrinsic value of options outstanding, options vested and expected to vest and options exercisable as of June 30, 2007, were $2.5 million, $2.2 million and $1.8 million, respectively. The intrinsic value is calculated as the difference between the market value of our common stock as of June 30, 2007 and the exercise price of the options. The market value on June 30, 2007 was $5.11, the average of the high and low stock price as reported by Nasdaq Global Market.

Deferred Stock Units

Compensation expense related to deferred stock units was $80,000 and $11,000 for the three months ended June 30, 2007 and 2006, respectively, and $130,000 and $11,000 for the six months ended June 30, 2007 and 2006, respectively.

Information related to non-vested deferred stock units at June 30, 2007 is as follows:

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (in years)
Non-vested at beginning of period	46,624	$4.43	0.44
Awarded	146,224	5.61	5.61
Exercised	—	—
Canceled	—	—

Outstanding at end of period	192,848	5.32	3.64

Ending expected to vest	192,848	5.32	3.64

Ending exercisable	47,848	4.48

The aggregate intrinsic value of deferred stock units outstanding, vested or expected to vest and exercisable as of June 30, 2007 was $985,000, $741,000 and $245,000, respectively.

Total unamortized deferred compensation expense related to deferred stock units at June 30, 2007 was $766,000, net of estimated forfeitures, which will be recognized over a weighted average period of four years.

4. Stock Repurchase Program

We repurchase our stock under a Rule 10b5-1 repurchase plan and in the case of any discretionary purchases outside of the plan, subject to open trading windows, overall market conditions, our stock price and our cash position and other requirements, authorized by our Board of Directors. This plan facilitates the repurchase of our common shares in accordance with our previously announced stock repurchase program. A Rule 10b5-1 repurchase plan allows the purchase of our common shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods.

Pursuant to our repurchase plan, during the quarters ended June 30, 2007 and 2006, we repurchased 400,000 and 366,791 of our common shares for $2.2 million and $1.5 million, respectively, during the six months ended June 30, 2007 and 2006, we repurchased 761,900 and 553,746 of our common shares for $4.9 million and $2.4 million, respectively. Between July 1, 2007 and July 31, 2007 we repurchased an additional 210,000 shares under our repurchase plan for $1.1 million.

On June 7, 2007, our Board of Directors approved a $6.5 million increase to our stock repurchase program, bringing the amount available for repurchase to $15.0 million. At June 30, 2007, approximately $14.2 million was available under our repurchase plan. We may repurchase shares in the future subject to the rules of our 10b5-1 repurchase plan and in the case of any discretionary purchases outside of the plan, subject to open trading windows, overall market conditions, our stock price and our cash position and other requirements. The repurchase plan will continue until the earlier of (a) such time when the maximum dollar amount authorized has been utilized or (b) our Board of Directors elects to discontinue the repurchase plan.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

6. Comprehensive Income

Total comprehensive income for the quarter ended June 30, 2007 was $497,000 compared to comprehensive income of $609,000 for the quarter ended June 30, 2006. For the six months ended June 30, 2007, total comprehensive income was $276,000 compared to income of $713,000 for the six months ended June 30, 2006. The primary difference between net income (loss) as reported and comprehensive income (loss) are foreign currency translation adjustments and unrealized gains (losses), net of income taxes, on our investment portfolio.

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

On September 29, 2006, the court in the Mediterranean case granted summary judgment in favor of Mediterranean and Captaris and dismissed the case. In granting summary judgment, the court ruled that Travel 100 had invited the facsimile advertisements and there was no violation of the Telephone Consumer Protection Act. Travel 100 filed a motion for reconsideration, which the court denied. Travel 100 then filed a notice of appeal on December 29, 2006. On July 20, 2007, Travel 100 filed their Appellate brief. At this time, no date has been set for oral argument on this matter. There can be no assurance that we will be successful in defending the appeal.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Our effective tax rates differ from the statutory rate primarily due to state income taxes, foreign income taxes, tax exempt interest income and accruals for certain tax exposures discussed above. We recorded an income tax provision of $90,000 and $87,000 in the quarters ended June 30, 2007 and 2006, respectively, on income (loss) from continuing operations. In addition, we recorded an income tax provision of $6,000 and $296,000, respectively, on income (loss) from continuing operations for the six months ended June 30, 2007 and 2006. For the six months ended June 30, 2007, we recorded additional income tax expense of approximately $63,000 primarily related to a change in estimate of our blended effective state tax rate. For the six months ended June 30, 2006 we recorded additional income tax expense of approximately $187,000 primarily related to additional federal income tax expense on state net operating loss carry forwards and a change in estimate of our blended effective state tax rate. We expect our effective tax rate for the remainder of 2007 to range from approximately 13 to 19%.

At June 30, 2007, we have available unused net operating losses that may be applied against future taxable income. These net operating losses consist of international losses of $2.3 million that do not expire, federal losses of $9.3 million that expire from 2019 to 2027, and state losses of $14.5 million which expire from 2007 to 2027. We believe that there is sufficient positive evidence to support our conclusion not to record a valuation allowance against these net operating losses. We believe that we will utilize the loss carry forwards in the future because we have had a history of pre-tax income. In addition, it is projected that the Internal Revenue Code (“IRC”) Section 382 limitation for the acquired net operating losses will not prohibit the utilization of these losses in the future. At June 30, 2007, our Canadian subsidiary had unused tax attributes of $1.8 million which primarily consist of investment tax credits. Due to the uncertainty of utilizing these tax attributes within the statute of limitations, we have recorded a full valuation allowance on them at June 30, 2007.

10. Recent Pronouncements

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

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11. Subsequent Events

On July 10, 2007, the Company through its wholly-owned subsidiary, Merlot Acquisition Corporation, a California corporation (“Merger Sub”) consummated the acquisition of Castelle, a California corporation, pursuant to an agreement and plan of merger by and among Captaris, Castelle and Merger Sub, dated April 25, 2007. In accordance with the terms of the merger agreement, Merger Sub was merged with and into Castelle, with Castelle being the surviving corporation (the “Merger”), and each issued and outstanding share of Castelle common stock was converted into the right to receive $4.14 in cash, after the closing adjustments described in the merger agreement. In addition, each outstanding option to purchase shares of Castelle common stock was converted into the right to receive an amount of cash equal to the product of (a) the number of shares as to which such option was vested and exercisable, multiplied by (b) the excess, if any, of the per share merger consideration ($4.14) over the per share exercise price of such option. The aggregate merger consideration paid by Captaris was approximately $10.8 million, net of Castelle’s cash balance at closing of approximately $8.5 million.

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

Our products and services address business needs in several related markets: the fax server and electronic document delivery market; the business process management market; and the enterprise content management market. We distribute our products primarily through independent distributors, value-added resellers, direct sales professionals and information technology (“IT”) service providers. Our products run on off-the-shelf hardware servers, networked personal computers and Microsoft software platforms including Microsoft® Windows NT, Windows 2000, Windows 2003 and Windows XP and we plan on compatibility with Windows Vista in the third quarter of 2007. We utilize .NET development tools in our suite of products and integrate with a wide variety of hardware equipment and enterprise software products. Captaris was incorporated in the State of Washington in 1982. Our principal executive offices are located in Bellevue, Washington.

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

Executive Summary

On July 10, 2007 the Company announced the completion of its acquisition of Castelle (NASDAQ: CSTL). Under the terms of the definitive agreement announced on April 26, 2007, and following approval of the transaction by Castelle’s shareholders on July 10, 2007, Captaris acquired all of Castelle’s outstanding shares for a purchase price of $4.14 per share. In addition, each outstanding in-the-money option to purchase shares of Castelle was converted into the right to receive the excess, if any, of the per share purchase price ($4.14) over the per share exercise price of the option. The aggregate purchase price paid by Captaris was approximately $10.8 million, net of Castelle’s cash balance at closing of approximately $8.5 million. Castelle’s operations will be included in our financial results beginning in the third quarter of 2007.

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Net revenue is calculated as the selling price of our products less estimated returns. We derive net revenue primarily from licensing software as well as follow on sales of add-on software modules, incremental capacity and the sale of maintenance, support and service agreements, professional services and the resale of fax boards (“hardware”). Revenue for the quarter and six months ended June 30, 2007 was $23.0 million and $43.5 million, respectively and represented an increase over the same periods in 2006 of 1.5% and 3.0% respectively. The overall increase in revenue was driven by continued growth of maintenance, support and services revenue partially offset by a decline in hardware revenue.

Software revenue increased 1.6% and decreased 0.4% in the quarter and six months ended June 30, 2007, respectively, over the same periods of 2006. Maintenance, support and services revenue increased 9.3% and 11.0% in the quarter and six months ended June 30, 2007, respectively, over the same periods in 2006. Hardware revenue decreased 11.8% and 6.1% for the quarter and six months ended June 30, 2007, respectively, compared to the same periods in 2006.

Software revenue increased for the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006 due to increased international software sales. The year over year comparative decrease in software revenue was primarily due to a non-recurring $750,000 strategic license arrangement recorded in the first quarter of 2006. This multi-year strategic license arrangement with Xpedite expired in September 2006. If the favorable financial impact of this transaction were excluded from the prior year results, instead of the year over year changes noted above, both software revenue and overall net revenue would have increased 4.7% and 4.9%, respectively.

The growth of maintenance, support and service revenue primarily reflects an increase in the sales volume of multi-year support and service agreements.

Hardware revenue decreased for the quarter and six months ended June 30, 2007 in comparison to the same periods in 2006 due to several large customer sales in 2006. We resell fax boards with a significant number of our software products and the volume and associated revenue will vary from period to period depending upon the mix of software sold and customer requirements.

A portion of our revenue is derived from strategic license arrangements and this revenue is difficult to predict and has inherent fluctuations based on the partner’s business cycle which may or may not correlate with our business cycle. We anticipate revenue will grow in subsequent quarters in 2007, due to seasonality of our revenue which typically increases over the course of the year, and will grow compared to similar periods in 2006. Additionally, we expect revenue to increase as a result of the third quarter 2007 Castelle acquisition and subsequent consolidation of our joint operating results.

The slight gross profit margin decrease for the six months ended June 30, 2007, in comparison to the prior year, was primarily due to $750,000 of non-recurring strategic license revenue recorded in 2006. This transaction had no associated cost of revenue and if the favorable financial impact of this transaction were excluded from the prior year results, gross profit increased 4.4% and the 2006 gross profit margin was 70.1%.

We expect our gross profit to be positively effected as a result of the third quarter 2007 Castelle acquisition and subsequent consolidation of our joint operating results. For the balance of 2007 we anticipate our quarterly gross profit margin will remain consistent with the first two quarters of 2007.

Operating expenses increased 4.1% and 6.1% in the quarter and six months ended June 30, 2007, respectively, over the same periods in 2006. These increases were due primarily to a planned expansion in both our domestic and international sales organizations, our International and North America Partner Summits, outsourcing of certain engineering efforts, relocation cost for a new employee and stock compensation cost. Additionally, the year over year increases included severance costs associated with the departure of our Chief Operating Officer and other organizational transitions. In the last two quarters of 2007, we anticipate operating expenses will remain consistent or slightly down as a percentage of revenue compared to 2006.

Loss from continuing operations was $164,000 and $427,000 for the quarter and six months ended June 30, 2007, respectively, compared to income from continuing operations of $33,000 and $66,000 for the quarter and six months ended June 30, 2006, respectively. The decrease from the prior year was due primarily to the increase in operating expenses detailed above.

During the quarter and six months ended June 30, 2007, we granted 264,020 and 972,695 options, respectively with a weighted average Black Scholes value of $2.24 and $2.50 per share and 45,699 and 146,224 deferred stock units with a weighted

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

average value of $5.20 and $5.61 per share, respectively. These grants will result in $2.2 million of expense, net of forfeitures, and will amortize on a straight-line basis over the next one to five years. At June 30, 2007 total unamortized stock based compensation expense was $3.7 million, net of forfeitures, and will amortize on a straight-line basis over the next one to five years.

Consolidated cash, cash equivalents and investments at June 30, 2007 totaled $61.2 million, an increase of $1.8 million from December 31, 2006. This increase was primarily due to net cash from operations ($6.8 million), proceeds from the exercise of employee stock options ($2.0 million) and related tax benefits ($294,000). These increases in cash were partially offset by repurchases of our common stock ($4.9 million) and capital investments ($2.4 million). We anticipate our capital spending will remain consistent with the first six months of 2007 in the next two quarters due to planned investments in our IT infrastructure and improvements to our communications infrastructure.

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

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

therefore, we recognize this revenue when the software is shipped and concurrently record an estimate for the related cost of the telephone support. Revenue from term software licenses is recognized over the term of the license, generally twelve months. Whenever a software license, hardware, installation and post-contract customer support (“PCS”) elements are sold together, we allocate the total arrangement fee among each element based on its respective fair value, which is the price charged when that element is sold separately. The amount of revenue assigned to each element is impacted by our judgment as to whether an arrangement includes multiple elements and, if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. Changes to the elements in an arrangement and our ability to establish VSOE for those elements could affect the timing of revenue recognition for these items. Revenue for PCS is recognized on a straight-line basis over the service contract term, ranging from one to five years. PCS includes rights to unspecified upgrades and updates, when and if available, and bug fixes. Installation revenue is recognized when the product has been installed at the customer’s site and accepted by the customer. Recognition of revenue from software sold with installation services is recognized either when the software is shipped or when the installation services are completed, depending on our agreement with the customer and whether the installation services are integral to the functionality of the software. Revenue from perpetual software licenses is recognized when the software has been shipped, provided that collection for such revenue is deemed probable. For product sold to resellers in which we have granted exchange rights, we defer the revenue until the reseller sells the product through to end-users.

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

Classification of investments and assessment of related unrealized losses. We classify our short-term and long-term investments as “available-for-sale.” Currently, our portfolio consists primarily of money market funds, municipal and U.S.

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

Valuation of acquired businesses, assets and liabilities. Our business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. As of June 30, 2007 our goodwill and intangible assets, net of accumulated amortization, were $38.2 million. The determination of the fair value of such intangible assets and goodwill is a critical and complex consideration that involves significant assumptions and estimates. These assumptions and estimates are based on our best judgments and could materially affect our financial condition and results of operations.

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

Impairment of equipment, leasehold improvements, long-lived assets and other intangible assets. We periodically review long-lived assets, other intangibles and product lines that we are more likely than not to sell or otherwise dispose of before the end of the asset’s previously estimated useful life to determine if there is any impairment of these assets. We assess the impairment of these assets, or the need to accelerate amortization, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our long-lived assets and other intangibles. We determined that no impairment indicators occurred during the second quarter of 2007; therefore, we have not evaluated our intangible assets for impairment as of June 30, 2007. Future events could cause us to conclude that impairment indicators exist and that the assets should be reviewed to determine their fair value. We assess the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Fair value is generally determined based on a valuation process that provides an estimate of a fair value of these assets using a discounted cash flow model, which includes many assumptions and estimates. Once the valuation is determined, we will write-down these assets to their determined fair value, if necessary. Any write-down could have a material adverse effect on our financial condition and results of operations.

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

We account for stock-based compensation under the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123R”), which requires us to recognize expense related to the fair value of our stock-based compensation. We adopted SFAS No. 123R using the modified prospective transition method. Under this transition method, compensation cost recognized for the quarter and six months ended June 30, 2007 and 2006 includes: a) compensation cost for all stock-based compensation granted prior to, but not vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and b) compensation cost for all stock-based compensation granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. We chose the straight-line method for recognizing compensation expense. For all unvested options outstanding as of January 1, 2006, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized on an accelerated basis over the remaining vesting period. For stock-based compensation granted subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, will be recognized on a straight-line basis over the vesting period.

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

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The following table provides revenue data for the periods indicated (in thousands, except % amounts):

	Quarter Ended June 30,			Six months Ended June 30,
	2007	2006	Percent Change	2007	2006	Percent Change
Software revenue	$8,363	$8,230	1.6%	$15,456	$15,517	(0.4)%
Maintenance, support and services revenue	9,838	9,000	9.3%	19,217	17,308	11.0%
Hardware revenue	4,765	5,400	(11.8)%	8,806	9,378	(6.1)%

Net revenue	$22,966	$22,630	1.5%	$43,479	$42,203	3.0%

The overall revenue increase was driven by continued growth of maintenance, support and services partially offset by a decline in hardware revenue.

Software revenue increased in the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006 due to increased international software sales. The year over year comparative decrease in software revenue was primarily due to a non-recurring $750,000 strategic license arrangement recorded in the first quarter of 2006. This multi-year strategic license arrangement with Xpedite expired in September 2006. If the favorable financial impact of this transaction were excluded from the prior year results, instead of the year over year changes noted above, both software revenue and overall net revenue would have increased 4.7% and 4.4%, respectively.

The growth of maintenance, support and services revenue primarily reflects an increase in the sales volume of multi-year support and service agreements.

Hardware revenue for the quarter and six months ended June 30, 2007 decreased in comparison to the same periods in 2006, due to several large sales to large customers in 2006. We resell fax boards with a significant number of our Rightfax software products and the volume and associated revenue will vary from period to period depending upon the mix of software sold and customer requirements.

Revenue by geographic region, as determined by shipping destination, was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
(in thousands)
North America	$16,595	$16,770	$31,839	$31,762
Europe	2,968	2,938	5,450	5,447
Asia Pacific	1,811	1,410	3,238	2,433
Rest of world	1,592	1,512	2,952	2,561

Total net revenue	$22,966	$22,630	$43,479	$42,203

International revenue, outside North America, as a percent of total revenue and as determined by shipping destination, was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Software revenue	13.8%	12.7%	12.9%	12.0%
Maintenance, support and services revenue	7.6%	6.2%	7.4%	6.6%
Hardware revenue	6.3%	7.0%	6.4%	6.1%
Net International revenue	27.7%	25.9%	26.7%	24.7%

Revenue from international customers generally does not experience and reflect the same seasonal variabilities as that from North America customers.

We anticipate our revenue will grow modestly in the next two quarters due to the seasonality of our revenue, as well as increase modestly over the same quarters of 2006. As a result of investing in our international sales organization, we expect our international revenue to grow and become a higher percentage of total company revenue. From time to time a portion of our

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

revenue comes from strategic license arrangements. Because of the infrequent and irregular occurrence of a strategic license arrangement, the corresponding revenue is difficult to predict with respect to scope and timing. Additionally, we expect revenue to increase as a result of the third quarter 2007 Castelle acquisition and subsequent consolidation of our joint operating results.

Gross Profit

Gross profit is calculated as the difference between net revenue and the cost of revenue. Cost of revenue includes manufacturing and distribution costs for products and programs sold, royalties for licensed products, amortization of acquired technology, product warranty costs, operation costs related to product technical support and costs associated with the delivery of professional services. Gross margin is calculated by dividing gross profit by total revenue.

The following table provides gross profit data for the periods indicated:

	Quarter Ended June 30,			Six Months Ended June 30,
	2007	2006	Percent change	2007	2006	Percent change
(in thousands, except % amounts)
Gross profit	$16,073	$15,869	1.3%	$30,328	$29,789	1.8%
Gross profit margin	70.0%	70.1%		69.8%	70.6%

In comparison to the prior year, gross profit increased slightly for both the quarter and six months ended June 30, 2007, respectively, tracking positively to revenue increases for both of these periods. We expect our gross profit to be positively affected as a result of the third quarter 2007 Castelle acquisition and subsequent consolidation of our joint operating results.

In comparison to the prior year, gross profit margin decreased slightly for both the quarter and six months ended June 30, 2007, respectively. The slight gross profit margin decrease for the six months ended June 30, 2007, in comparison to the prior year, was primarily due to $750,000 of non-recurring strategic license revenue recorded in 2006. This transaction had no associated cost of revenue and if the favorable financial impact of this transaction were excluded from the prior year results, gross profit increased 4.4% and the 2006 gross profit margin was 70.1%.

For the balance of 2007 we anticipate our quarterly gross profit margin will remain consistent with the first two quarters of 2007.

Research and Development

Research and development expenses consist of the salaries and related benefits for our product development personnel, prototype materials and expenses related to the development of new and improved products, facilities and depreciation expenses.

	Quarter Ended June 30,			Six Months Ended June 30,
	2007	2006	Percent change	2007	2006	Percent change
(in thousands, except % amounts)
Research and development	$3,633	$3,189	(13.9)%	$6,819	$6,358	(7.3)%
Percentage of revenue	15.8%	14.1%		15.7%	15.1%

For the quarter ended June 30, 2007, research and development expenses increased $444,000 compared to the quarter ended June 30, 2006, primarily due to increased staffing costs, including organizational transition costs ($336,000), an increase in outsourced engineering efforts ($159,000) and an increase in other expenses ($32,000). This increase was partially offset by a decrease in depreciation costs ($83,000) as certain assets became fully depreciated.

For the six months ended June 30, 2007, research and development expenses increased $461,000 compared to the six months ended June 30, 2006, primarily due to increased staffing, including organizational transition cost ($414,000), an increase in outsourced engineering services ($152,000) and an increase in other expenses ($47,000). This increase was partially offset by a decrease in depreciation costs ($152,000) as certain assets became fully depreciated.

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

We expect overall research and development expenses to increase in the remaining quarters of 2007 compared to the first two quarters of 2007 as we continue to maintain our investments in research and development and record additional research and development expenses as a result of the third quarter 2007 Castelle acquisition and subsequent consolidation of our joint operating results.

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

	Quarter Ended June 30,			Six Months Ended June 30,
	2007	2006	Percent change	2007	2006	Percent change
(in thousands, except % amounts)
Selling and marketing	$8,900	$8,676	(2.5)%	$17,178	$15,973	(7.0)%
Percentage of revenue	38.7%	38.3%		39.5%	41.0%

The increase of $224,000 in selling and marketing expenses for the quarter ended June 30, 2007, compared to the quarter ended June 30, 2006, was due primarily to increases in staffing costs ($496,000) due to hiring additional personnel in our sales organization, commissions on higher compensation plans ($163,000) and other expenses ($46,000). These increases were partially offset by a decrease for marketing programs ($481,000).

The increase of $1.2 million in selling and marketing expenses for the six months ended June 30, 2007, compared to the six months ended June 30, 2006, was due primarily to increases in staffing cost due to hiring additional personnel in our sales organization ($1.0 million), commissions on higher compensation plans ($469,000), travel and entertainment associated with an increased investment in our sales organization and partner conferences ($231,000) and other expenses ($11,000). These increases were partially offset by a decrease in marketing programs ($442,000) and a reduction in depreciation as certain assets became fully depreciated ($97,000).

We expect selling and marketing expenses in the third and fourth quarters of 2007 will be higher than the corresponding quarters of 2006 due to increased investment in our sales organization. We also expect to record additional selling and marketing expenses as a result of the third quarter 2007 Castelle acquisition and subsequent consolidation of our joint operating results. We expect selling and marketing expenses to increase in comparison to the first and second quarters of 2007 as a result of revenue seasonality as well as the expenses from investing in our sales organization and the inclusion of Castelle’s operating results in our financial results. We expect selling and marketing expenses will remain relatively consistent or slightly down as a percentage of revenue.

General and Administrative

General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities, and depreciation expenses.

	Quarter Ended June 30,			Six Months Ended June 30,
	2007	2006	Percent change	2007	2006	Percent change
(in thousands, except % amounts)
General and administrative	$4,102	$3,902	(5.1)%	$8,818	$8,210	(7.4)%
Percentage of revenue	17.9%	17.2%		20.3%	19.5%

The $200,000 increase in general and administrative expenses in the quarter ended June 30, 2007 as compared to the same period last year was due primarily to increases in stock compensation ($143,000), consulting costs related to our ERP system implementation ($117,000) and other expenses ($46,000). These increases were partially offset by a reduction in depreciation as certain assets became fully depreciated ($106,000).

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The $608,000 increase in general and administrative expenses in the six months ended June 30, 2007 as compared to the same period last year was due primarily to increases in salaries related to organizational changes including severance costs associated with the departure of our Chief Operating Officer ($485,000), stock compensation ($232,000) and consulting costs related to our ERP system implementation ($95,000). These increases were partially offset by a reduction in depreciation as certain assets became fully depreciated ($198,000) and a decrease in other expenses ($6,000).

During the next two quarters we expect general and administrative costs to increase in comparison to the same quarters in the prior year as a result of the third quarter 2007 Castelle acquisition and subsequent consolidation of our joint operating results

Amortization of Intangible Assets

Amortization of intangible assets is a result of the acquisitions in prior years of IMR, Teamplate and Infinite Technologies, in addition to amortization expense associated with two nonexclusive license agreements with Syntellect and AudioFax. Amortization expense for acquired core technology and license agreements is recorded in cost of revenue and was $481,000 and $962,000 for the quarter and six months ended June 30, 2007, respectively, and $482,000 and $963,000 for the quarter and six months ended June 30, 2006, respectively. Amortization expense recorded in operating expenses related to the acquisitions was $141,000 and $283,000 for the quarter and six months ended June 30, 2007 and 2006, respectively, and $354,000 and $708,000 for the quarter and six months ended June 30, 2006, respectively. The decrease in amortization expense in the quarter and six months ended 2007 compared to 2006 are due to certain intangible assets becoming fully amortized. We expect amortization expense for 2007 to increase for the remainder of 2007, in comparison to 2006, due to the amortization of the Castelle intangibles acquired in July 2007.

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

Other Income, Net

Other income, net, consists primarily of investment income and foreign currency transaction gains and losses. For the quarter and six months ended June 30, 2007, net other income was $630,000 and $1.3 million, respectively compared to $372,000 and $822,000 respectively for the same periods last year. The increase in other income for the quarter ended June 30, 2007 was due primarily to increased interest earned of $548,000 on larger investment balances and a foreign currency gain of $131,000. The increase in other income for the six months ended June 30, 2007 was due primarily to increased interest of $1.1 million on larger investment balances and a foreign currency gain of $253,000. Assuming interest rates and currency exchange rates remain constant, we expect other income, net to decrease slightly in the next two quarters due to a reduction in cash we used to purchase Castelle.

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

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Our effective tax rates differ from the statutory rate primarily due to state income taxes, foreign income taxes, tax exempt interest income and accruals for certain tax exposures discussed above. We recorded an income tax provision of $90,000 and $87,000 in the quarters ended June 30, 2007 and 2006, respectively, on income (loss) from continuing operations. In addition, we recorded an income tax provision of $6,000 and $296,000, respectively, on income (loss) from continuing operations for the six months ended June 30, 2007 and 2006. For the six months ended June 30, 2007, we recorded additional income tax expense of approximately $63,000 primarily related to a change in estimate of our blended effective state tax rate. For the six months ended June 30, 2006 we recorded additional income tax expense of approximately $187,000 primarily related to additional federal income tax expense on state net operating loss carry forwards and a change in estimate of our blended effective state tax rate. We expect our effective tax rate for the remainder of 2007 to range from approximately 13 to 19%.

At June 30, 2007, we have available unused net operating losses that may be applied against future taxable income. These net operating losses consist of international losses of $2.3 million that do not expire, federal losses of $9.3 million that expire from 2019 to 2027, and state losses of $14.5 million which expire from 2007 to 2027. We believe that there is sufficient positive evidence to support our conclusion not to record a valuation allowance against these net operating losses. We believe that we will utilize the loss carry forwards in the future because we have had a history of pre-tax income. In addition, it is projected that the Internal Revenue Code (“IRC”) Section 382 limitation for the acquired net operating losses will not prohibit the utilization of these losses in the future. At June 30, 2007, our Canadian subsidiary had unused tax attributes of $1.8 million which primarily consist of investment tax credits. Because of the uncertainty of utilizing these tax attributes within the statute of limitations, we have recorded a full valuation allowance on them at June 30, 2007.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, short-term investments available-for-sale and long-term investments available-for-sale. Our portfolio consists primarily of money market funds and municipal and U.S. government agency-backed securities. Cash, cash equivalents and investments at June 30, 2007 totaled $61.2 million, up $1.8 million from December 31, 2006. This increase was due primarily to net cash from operations ($6.8 million) and proceeds from the exercise of employee stock options ($2.0 million) and related tax benefits ($294,000). These increases in cash were partially offset by repurchases of our common stock ($4.9 million) and capital expenditures ($2.4 million). We anticipate capital spending will remain consistent with the first six months of 2007 in the next two quarters due to planned investments in our IT infrastructure and improvements to our communications infrastructure.

Cash flow provided by operations during the first six months of 2007 was $6.8 million compared to cash provided by operations of $6.4 million during the first six months of 2006. Cash provided by operating activities in the first six months of 2007 was primarily attributable to cash collected from our accounts receivable.

Cash provided by investing activities during the first six months of 2007 was $2.7 million, consisting primarily of maturities of investments net of purchases of marketable securities ($5.1 million) partially offset by the purchase of equipment and software ($2.4 million). Capital asset purchases in the first six months of 2007 were $2.4 million compared to $426,000 in the first six months of 2006. We anticipate capital spending will remain consistent with the first six months of 2007 for the next two quarters due to planned improvements in our communications infrastructure and investments in our IT infrastructure.

Cash used in financing activities during the first six months of 2007 was $2.6 million compared to cash used in financing activities of $1.1 million during the first six months of 2006. In the first six months of 2007, we repurchased 761,900 shares of our common stock for $4.9 million under our stock repurchase program. Cash used in financing activities was partially offset by cash provided from the exercise of stock options through our employee stock option plans ($2.0 million), as well as related excess tax benefits from stock-based compensation ($294,000). We repurchased 553,746 shares of our common stock for $2.4 million in the first six months of 2006. This was partially offset by cash provided from the exercise of stock options through our employee stock purchase plan ($1.0 million) and related excess tax benefits from stock-based compensation ($233,000).

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

Subsequent Events

On July 10, 2007, the Company through its wholly-owned subsidiary, Merlot Acquisition Corporation, a California corporation (“Merger Sub”) consummated its acquisition of Castelle, a California corporation, pursuant to an agreement and plan of merger by and among Captaris, Castelle and Merger Sub, dated April 25, 2007. In accordance with the terms of the merger agreement, Merger Sub was merged with and into Castelle, with Castelle being the surviving corporation (the “Merger”), and each issued and outstanding share of Castelle common stock was converted into the right to receive $4.14 in cash, after the closing adjustments described in the merger agreement. In addition, each outstanding option to purchase shares of Castelle common stock was converted into the right to receive an amount of cash equal to the product of (a) the number of shares as to which such option was vested and exercisable, multiplied by (b) the excess, if any, of the per share merger consideration ($4.14) over the per share exercise price of such option. The aggregate merger consideration paid by Captaris was approximately $10.8 million, net of Castelle’s cash balance at closing of approximately $8.5 million.

10b5-1 Trading Plans

In 2004, the Company’s Board of Directors adopted securities trading policy guidelines that permit directors, executive officers and certain others to adopt pre-determined plans for trades of company stock in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Rule 10b5-1 trading plans are designed to allow those who elect to adopt a plan to gradually diversify their investment portfolio, to minimize the market effect of stock sales by spreading them out over time and to avoid concerns about initiating stock transactions while aware of material, non-public information. Bob Lovely, a Company director, David P. Anastasi, the Company’s President and Chief Executive Officer and Peter Papano, the Company’s Chief Financial Officer have all adopted Rule 10b5-1 trading plans.

CAPTARIS, INC.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, changes in interest rate and foreign currency exchange rates, each of which could adversely affect the value of our investments. We do not currently use derivative financial instruments to hedge this risk.

Interest rate risk

We maintain an investment portfolio consisting primarily of investment grade interest bearing securities. These securities are classified as “available-for-sale” securities. The interest bearing securities in our portfolio are subject to interest rate risk and will fall in value if market interest rates increase. Conversely, declines in interest rates could have a material impact on interest earnings of our investment portfolio. If market interest rates were to increase immediately and uniformly by 100 basis points from levels at June 30, 2007, the decline in the fair value of the portfolio would be approximately $138,000. Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results, financial condition or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.

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

We performed a sensitivity analysis assuming a hypothetical 10.0% adverse movement in foreign exchange rates to the underlying foreign currency exposures described above. The sensitivity analysis indicated that a hypothetical 10.0% adverse movement in foreign currency exchange rates would result in a $1.0 million loss in fair values of foreign currency denominated assets and liabilities at June 30, 2007.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, Captaris has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2007, the end of the period covered by this report. Based upon that evaluation, the chief executive officer and chief financial officer concluded that these disclosure controls and procedures are effective.

There have been no changes in Captaris’ internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, Captaris’ internal control over financial reporting.

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

On September 29, 2006, the court in the Mediterranean case granted summary judgment in favor of Mediterranean and Captaris and dismissed the case. In granting summary judgment, the court ruled that Travel 100 had invited the facsimile advertisements and there was no violation of the Telephone Consumer Protection Act. Travel 100 filed a motion for reconsideration, which the court denied. Travel 100 then filed a notice of appeal on December 29, 2006. On July 20, 2007, Travel 100 filed their Appellate brief. At this time, no date has been set for oral argument on this matter. There can be no assurance that we will be successful in defending the appeal.

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

(c) Pursuant to a stock repurchase plan approved by our Board of Directors, during the quarters ended June 30, 2007 and 2006, we repurchased 400,000 and 336,791 of our common shares for $2.2 million and $1.5 million, respectively. Between July 1, 2007 and July 31, 2007 we acquired an additional 210,000 shares under our repurchase plan for $1.1 million.

The following table summarizes information regarding shares repurchased during the quarter ended June 30, 2007.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Repurchase Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
April 1 through 30, 2007	180,000	$6.05	180,000	$8,878,485
May 1 through 31, 2007	50,000	$5.97	50,000	$8,580,087
June 1 through 30, 2007	170,000	$5.05	170,000	$14,190,993

Total	400,000	$5.61	400,000	$14,190,993

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

Item 6.	EXHIBITS

Exhibits
2.1	Agreement and Plan of Merger, dated April 25, 2007, by and among Captaris, Inc., Merlot Acquisition Corporation and Castelle (incorporated herein by reference to Exhibit 2.1 to Captaris’s Current Report on Form 8-K, filed with the Commission on April 30, 2007)

10.1*	Terms of Equity Grant Program for Non-Employee Directors under the Captaris, Inc. 2006 Equity Incentive Plan, as amended on June 7, 2007, filed herewith

10.2*	Captaris, Inc. 2007 Incentive Plan , filed herewith

10.3*	Director Cash Compensation Summary, as of July 1, 2007, filed herewith

31.1	Rule 13a-14(a) Certification (Chief Executive Officer)

31.2	Rule 13a-14(a) Certification (Chief Financial Officer)

32.1	Section 1350 Certification (Chief Executive Officer)

32.2	Section 1350 Certification (Chief Financial Officer)

*	Management contract or compensatory plan or arrangement.

CAPTARIS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 6th day of August 2007.

CAPTARIS, INC.

By:	/s/ Peter Papano
Peter Papano Chief Financial Officer, Treasurer