Form 10-Q
period 2007-09-30
CAPTARIS INC
filed 2007-11-09
CIK 931784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

The number of outstanding shares of the registrant’s common stock as of November 1, 2007 was 26,645,544.

CAPTARIS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2007

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

•	Our inability to affect and forestall potential declines in the average sales prices of our products which could cause our overall gross margins to decline.

•	Our inability to protect our proprietary rights or to operate without infringing the patents and proprietary rights of others.

•	Ongoing litigation matters and disputes, including litigation related to the Telephone Consumer Protection Act (as further described under “Legal Proceedings” in this report).

•	Our inability to protect against security breaches and exposure of confidential data, which if breached could subject us to litigation, liability and decreased market acceptance of our products.

•	Our inability to attract and retain qualified employees.

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

CAPTARIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$11,230	$10,695
Short-term investments, available-for-sale	2,819	7,084
Accounts receivable, net	16,206	21,347
Inventories, net	1,837	961
Prepaid expenses and other current assets	3,683	2,971
Income tax receivable and current deferred tax assets, net	2,880	3,052

Total current assets	38,655	46,110
Long-term investments, available-for-sale	32,474	41,584
Restricted cash	1,000	1,000
Other long-term assets	498	303
Equipment and leasehold improvements, net	7,376	4,340
Intangible assets, net	12,596	6,570
Goodwill	37,521	32,199
Long-term deferred tax assets, net	6,021	3,842

Total assets	$136,141	$135,948

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,087	$5,308
Accrued compensation and benefits	4,310	4,522
Other accrued liabilities	2,172	1,920
Income taxes payable	571	192
Deferred revenue	21,898	20,328

Total current liabilities	35,038	32,720
Other long-term accrued liabilities	702	307
Long-term deferred revenue	5,805	5,544

Total liabilities	41,545	38,121

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 2,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 120,000 shares authorized; 26,678 and 27,556 issued and outstanding, respectively	267	275
Additional paid-in capital	42,023	46,614
Retained earnings	49,794	49,790
Accumulated other comprehensive income	2,512	1,148

Total shareholders’ equity	94,596	97,827

Total liabilities and shareholders’ equity	$136,141	$135,948

See the accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenue	$23,265	$24,560	$66,744	$66,763
Cost of revenue	6,947	7,441	20,098	19,855

Gross profit	16,318	17,119	46,646	46,908
Operating expenses:
Research and development	4,453	3,029	11,272	9,387
Selling and marketing	8,452	7,806	25,630	23,779
General and administrative	4,352	3,929	13,170	12,139
Amortization of intangible assets	382	354	665	1,062
In-process research and development	219	—	219	—
Gain on sale of discontinued product line CallXpress	—	—	(1,000)	(1,000)

Total operating expenses	17,858	15,118	49,956	45,367

Operating income (loss)	(1,540)	2,001	(3,310)	1,541

Other income (expense):
Interest income	467	481	1,590	1,394
Other income (expense), net	(47)	(146)	179	(237)

Other income	420	335	1,769	1,157

Income (loss) from continuing operations before income tax expense	(1,120)	2,336	(1,541)	2,698
Income tax (benefit) expense	(1,606)	693	(1,600)	989

Income from continuing operations	486	1,643	59	1,709

Discontinued operations:
Gain (loss) on sale of MediaTel assets, net of income tax expense (benefit) of ($—), ($11), ($2) and $17, respectively	—	(16)	(3)	27

Income (loss) from discontinued operations	—	(16)	(3)	27

Net income	$486	$1,627	$56	$1,736

Basic net income per common share:
Income from continuing operations	$0.02	$0.06	$0.00	$0.06
Income (loss) from discontinued operations	0.00	(0.00)	(0.00)	0.00

Basic net income	$0.02	$0.06	$0.00	$0.06

Diluted net income per common share:
Income from continuing operations	$0.02	$0.06	$0.00	$0.06
Income (loss) from discontinued operations	0.00	(0.00)	(0.00)	0.00

Diluted net income	$0.02	$0.06	$0.00	$0.06

Weighted average shares used in computation of:
Basic net income per share	26,968	27,859	27,212	28,131
Diluted net income per share	27,504	28,472	27,965	28,617

See the accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$56	$1,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,961	2,407
Amortization	2,134	2,505
Stock-based compensation expense	971	476
Provision for doubtful accounts	23	113
In-process research and development	219	—
Gain (loss) on disposition of assets	(8)	55
Changes in assets and liabilities:
Accounts receivable	5,953	3,046
Inventories, net	(138)	(187)
Prepaid expenses and other assets	(679)	(916)
Income tax receivable and deferred tax assets, net	(2,005)	3,070
Accounts payable	223	(802)
Accrued compensation and benefits	(806)	70
Other accrued liabilities	(71)	(466)
Income taxes payable	114	(647)
Deferred revenue	908	1,586

Net cash provided by operating activities	8,855	12,046

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(4,156)	(530)
Purchase of investments	(19,528)	(51,965)
Purchase of Castelle	(11,974)	—
Proceeds from disposals of assets	55	7
Proceeds from sales and maturities of investments	32,903	48,878

Net cash used in investing activities	(2,700)	(3,610)

Cash flows from financing activities:
Proceeds from exercise of common stock options	2,160	1,250
Repurchase of common stock	(8,038)	(7,754)
Excess tax benefits from stock-based compensation	308	271

Net cash used in financing activities	(5,570)	(6,233)

Net increase in cash	585	2,203

Effect of exchange rate changes on cash	(50)	(45)
Cash and cash equivalents at beginning of period	10,695	6,420

Cash and cash equivalents at end of period	$11,230	$8,578

Supplemental disclosures:
Cash paid during the period for income taxes	$251	$129

Software acquired with three year payment terms:
Fair value of software acquired	$935	$—
Cash paid for the software	(301)	—

Liabilities assumed	$634	$—

Castelle acquisition:
Fair value of assets acquired	$14,349
Cash Paid	(11,974)

Liabilities assumed	$2,375

See the accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity	Total Comprehensive Income
Balance at December 31, 2006	27,555,847	$275	$46,614	$1,148	$49,790	$97,827	$—
Exercise of stock options	486,036	5	2,155	—	—	2,160	—
Repurchase of common stock	(1,363,839)	(13)	(8,025)	—	—	(8,038)	—
Stock-based compensation expense	—	—	971	—	—	971	—
Tax benefit from stock-based compensation	—	—	308	—	—	308	—
Unrealized gain on investments, net of income tax expense of $12	—	—	—	29	—	29	29
Cumulative effect of adoption of FASB Interpretation No. 48	—	—	—	—	(52)	(52)	—
Foreign currency translation adjustment	—	—	—	1,335	—	1,335	1,335
Net income	—	—	—	—	56	56	56

Balance at September 30, 2007	26,678,044	$267	$42,023	$2,512	$49,794	$94,596	$1,420

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

Basis of Presentation and Preparation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2007, and December 31, 2006, and for the quarter and nine months ended September 30, 2007 and 2006, have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted for interim financial information in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, these condensed unaudited consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments and accruals, necessary for a fair presentation of our financial condition, results of operations and cash flows for the periods indicated.

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

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Whenever a software license, hardware, installation and post-contract customer support (“PCS”) elements are sold together, we allocate the total arrangement fee among each element based on its respective fair value, which is the price charged when that element is sold separately. The amount of revenue assigned to each element is impacted by our judgment as to whether an arrangement includes multiple elements and, if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. Changes to the elements in an arrangement and our ability to establish VSOE for those elements could affect the timing of revenue recognition for these elements. Revenue for PCS is recognized on a straight-line basis over the service contract term, ranging from one to five years. PCS includes rights to unspecified upgrades and updates, when and if available, and bug fixes.

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

We provide allowances for estimated returns, and return rights that exist for some customers. In general, customers are not granted return rights at the time of sale. However, we have historically accepted returns and therefore, reduce revenue recognized for estimated product returns. For those customers to whom we do grant return rights, we reduce revenue by an estimate of these returns. If we cannot reasonably estimate these returns, we defer the revenue until the return rights lapse. For software sold to resellers for which we have granted exchange rights, we defer the revenue until the reseller sells the software through to end-users. When customer acceptance provisions are present and we cannot reasonably estimate returns, we recognize revenue upon the earlier of customer acceptance or expiration of the acceptance period.

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

We account for stock-based compensation under the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, (“SFAS No. 123R”), which requires us to recognize expense related to the fair value of our stock-based compensation. We adopted SFAS No. 123R using the modified prospective transition method. Under this method, compensation cost recognized for the quarter and nine months ended September 30, 2007 and 2006 includes: (a) compensation cost for all stock-based compensation granted prior to, but not vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based compensation granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. We chose the straight-line method for recognizing compensation expense. For all unvested options outstanding as of January 1, 2006, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized on an accelerated basis over the remaining vesting period. For stock-based compensation granted subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, will be recognized on a straight-line basis over the vesting period.

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

Impairment of intangibles

We periodically review our intangibles that are more likely than not to be sold or otherwise disposed of before the end of the asset's previously estimated useful life to determine if there is any impairment of these assets. We assess the impairment of these assets, or the need to accelerate amortization, whenever events or changes in circumstances indicate that the asset carrying value may not be recoverable. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our intangibles. We determined that no impairment indicators were present during the first nine months of 2007; therefore, we have not evaluated our intangible assets for impairment as of September 30, 2007. Future events could cause us to conclude that impairment indicators exist and that the assets should be reviewed to determine their fair value. We assess the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Fair value is generally determined based on a valuation process that provides an estimate of a fair value of these assets using a discounted cash flow model, which includes many assumptions and estimates. Once the valuation is determined, we will write down these assets to their determined fair value, if necessary. Any write-down could have a material adverse effect on our financial condition and results of operations.

Net Income Per Common Share

Basic net income per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, including vested deferred stock units (“DSU’s”). Diluted net income per common share was computed by dividing net income by the sum of (a) the basic weighted average number of shares of common stock outstanding during the period and (b) additional shares that would have been issued, including unvested deferred stock units, had all dilutive options been exercised less shares that would be repurchased with the proceeds from such exercises. Dilutive options are those that have an exercise price less than the average stock price during the period.

The following table sets forth the computation of basic and diluted income per common share:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2007	2006	2007	2006
Numerator:
Income from continuing operations	$486	$1,643	$59	$1,709
Income (loss) from discontinued operations	—	(16)	(3)	27

Net income	$486	$1,627	$56	$1,736

Denominator:
Weighted average shares outstanding – basic	26,968	27,859	27,212	28,131
Dilutive effect of common shares from stock options and DSU’s	536	613	753	486

Weighted average shares outstanding – diluted	27,504	28,472	27,965	28,617

Basic net income per common share:
Income from continuing operations	$0.02	$0.06	$0.00	$0.06
Income (loss) from discontinued operations	0.00	(0.00)	(0.00)	0.00

Basic net income	$0.02	$0.06	$0.00	$0.06

Diluted net income per common share:
Income from continuing operations	$0.02	$0.06	$0.00	$0.06
Income (loss) from discontinued operations	0.00	(0.00)	(0.00)	0.00

Diluted net income	$0.02	$0.06	$0.00	$0.06

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Employee stock options to purchase 2,912,568 and 3,692,207 common shares in the quarters ended September 30, 2007 and 2006, respectively, and 1,941,933 and 3,871,194 common shares in the nine months ended September 30, 2007 and 2006, respectively, were outstanding, but were not included in the computation of diluted net income per share because the exercise price of the stock options were greater than the average share price of the common shares; therefore, the effect would have been anti-dilutive.

2. Segment Reporting

For segment reporting purposes, we operate in one segment. Our results of operations may fluctuate as a result of seasonal variabilities. In recent years, our product lines have experienced seasonality with a decline in revenue during the first quarter compared to the prior year’s fourth quarter, building gradually during the second and third quarters, and ending with the fourth quarter as our largest quarter for revenue.

Revenue by geographic region, as determined by shipping destination, was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
North America	$17,810	$19,167	$49,649	$50,929
Europe	2,813	2,179	8,263	7,626
Asia Pacific	1,342	1,734	4,580	4,167
Rest of world	1,300	1,480	4,252	4,041

Total net revenue	$23,265	$24,560	$66,744	$66,763

Revenue from the rest of world consists primarily of sales to the Middle East, Africa, India and countries in the Latin America region. Revenue for the United States was $17.1 million and $18.2 million for the quarters ended September 30, 2007 and 2006, respectively and $47.2 million and $48.5 million for the nine months ended September 30, 2007 and 2006, respectively.

3. Stock-Based Compensation

Included in stock-based compensation are expenses relating to both our stock options and our deferred stock units. The amount of stock-based compensation expense, net of forfeitures, recognized in the quarters ended September 30, 2007 and 2006 related to stock options and deferred stock units was $439,000 and $235,000, respectively, of which $11,000 and $23,000, respectively, related to options granted prior to January 1, 2006. The amount of stock-based compensation expense, net of forfeitures, recognized in the nine months ended September 30, 2007 and 2006 related to stock options and deferred stock units was $971,000 and $476,000, respectively, of which $24,000 and $175,000, respectively, related to options granted prior to January 1, 2006. Total unamortized compensation expense at September 30, 2007 was $3.9 million, net of forfeitures, which will be recognized over a weighted average period of three years.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the allocation of stock-based compensation to our expense categories for the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Cost of revenue	$9	$5	$20	$7
Research and development	48	12	87	28
Selling and marketing	81	36	167	96
General and administrative	301	182	697	345

Total stock-based compensation expense	$439	$235	$971	$476

The following weighted average assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted in the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.2%	4.8%	4.6%	4.9%
Expected volatility	42.5%	47.4%	41.9%	53.9%
Expected term	5.3	5.3	5.3	5.3

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

Our stock price volatility and option lives reflect our best estimates, both of which impact the fair value of an option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. SFAS No. 123R also requires that we recognize compensation expense for only the portion of options expected to vest; therefore, we applied an estimated forfeiture rate that we derived from historical employee termination behavior. If the actual number of forfeitures differs from our estimates, additional adjustments to compensation expense may be required in future periods.

Stock Options

Stock-based compensation expense related to stock options was $356,000 and $175,000 in the third quarters of 2007 and 2006, respectively and $758,000 and $405,000 in the nine months ended September 30, 2007 and 2006, respectively. At September 30, 2007, total unamortized deferred compensation costs related to stock options was $3.2 million, net of estimated forfeitures. Total unamortized deferred compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of three years.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A summary of the status of our stock option plans at September 30, 2007, and the changes during the nine months then ended, is presented in the following table:

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Beginning of period at December 31, 2006	3,343,414	5,034,696	$5.03	6.64
Granted (1)	(1,453,917)	1,159,195	5.55
Exercised	—	(486,036)	4.45
Cancelled	249,080	—	5.56
Forfeited	—	(169,355)	4.64
Expired	(129,334)	(84,184)	7.43

End of period	2,009,243	5,454,316	5.17	6.36

Vested and expected to vest at September 30, 2007		5,040,863	5.18	6.15

Exercisable at September 30, 2007		3,612,260	5.22	5.01

(1)

The difference in shares granted under options available for grant and number of options outstanding is due to deferred stock unit grants. In accordance with the 2006 Plan, each deferred stock unit granted is to be counted as two shares against the number of shares available for issuance.

During the third quarters of 2007 and 2006, we granted 186,500 and 7,500 options, respectively, with a weighted average Black-Scholes fair value of $2.30 and $2.49 per share, respectively. In the nine months ended September 30, 2007 and 2006, we granted 1,159,195 and 1,034,811 options, respectively, with a weighted average Black-Scholes value of $2.47 and $2.38 per share, respectively.

The intrinsic value of options exercised during the third quarters of 2007 and 2006, was $39,000 and $121,000, respectively, and $879,000 and $455,000 for the nine months ended September 30, 2007 and 2006, respectively. The aggregate intrinsic value of options outstanding, options vested and expected to vest and options exercisable as of September 30, 2007, was $3.0 million, $2.8 million and $2.2 million, respectively. The intrinsic value is calculated as the difference between the market value of our common stock as of September 30, 2007 and the exercise price of the options. The market value on September 30, 2007 was $5.32, the average of the high and low stock price as reported by The Nasdaq Global Market.

Deferred Stock Units

Compensation expense related to deferred stock units was $83,000 and $60,000 for the three months ended September 30, 2007 and 2006, respectively, and $213,000 and $71,000 for the nine months ended September 30, 2007 and 2006, respectively.

Information related to non-vested deferred stock units at September 30, 2007 is as follows:

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (in years)
Non-vested at beginning of period	46,624	$4.43	0.44
Awarded	147,361	5.60	3.39
Exercised	—	—
Canceled	—	—

Outstanding at end of period	193,985	5.32	3.39

Expected to vest	193,985	5.32	3.39

Exercisable	48,985	4.49

The aggregate intrinsic value of deferred stock units outstanding, vested or expected to vest and exercisable as of September 30, 2007 was $1.0 million, $771,000 and $261,000, respectively.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Total unamortized deferred compensation expense related to deferred stock units at September 30, 2007 was $689,000, net of estimated forfeitures, which will be recognized over a weighted average period of four years.

4. Stock Repurchase Program

We repurchase our common stock under a Rule 10b5-1 repurchase plan and in the case of any discretionary purchases outside of the plan, subject to open trading windows, overall market conditions, our stock price and our cash position and other requirements, authorized by our Board of Directors. This plan facilitates the repurchase of our common shares in accordance with our previously announced stock repurchase program. A Rule 10b5-1 repurchase plan allows the purchase of our common shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods.

Pursuant to our repurchase plan, during the quarters ended September 30, 2007 and 2006, we repurchased 601,939 and 995,760 of our common shares for $3.1 million and $5.4 million, respectively. During the nine months ended September 30, 2007 and 2006, we repurchased 1,363,839 and 1,549,506 of our common shares for $8.0 million and $7.8 million, respectively. Between October 1, 2007 and October 31, 2007 we repurchased an additional 230,000 shares under our repurchase plan for $1.1 million.

At September 30, 2007, approximately $11.0 million was available under our repurchase plan. We may repurchase shares in the future subject to the rules of our 10b5-1 repurchase plan and in the case of any discretionary purchases outside of the plan, subject to open trading windows, overall market conditions, our stock price and our cash position and other requirements. The repurchase plan will continue until the earlier of (a) such time when the maximum dollar amount authorized has been utilized or (b) our Board of Directors elects to discontinue the repurchase plan.

5. Commitments and Contingencies

In the normal course of our business we are periodically involved in litigation or claims, including patent infringement claims. We follow the provisions of SFAS No. 5, Accounting for Contingencies, to record litigation or claim-related expenses. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. We accrue for settlements when the outcome is probable and the amount or range of the settlement can be reasonably estimated. In addition to our judgments and use of estimates, there are inherent uncertainties surrounding litigation and claims that could result in actual settlement amounts that differ materially from estimates. We expense our legal costs associated with these matters when incurred.

Leases

In 2007, we entered new leases for both our Bellevue, Washington and Tucson, Arizona offices. In addition, we have a new lease obligation, in Morgan Hill, California relating to the acquisition of Castelle. Future minimum lease payments under non-cancelable operating leases and future rental income under non-cancelable subleases for the fourth quarter 2007 and those leases having initial or remaining lease terms in excess of one year at December 31, 2007, are as follows (in thousands):

	Future Lease Payments	Future Rental Income	Net
October 2007 to December 2007	$573	$(90)	$483
January 2008 to December 2008	2,326	(60)	2,266
January 2009 to December 2009	2,145	—	2,145
January 2010 to December 2010	1,934	—	1,934
January 2011 and thereafter	7,210	—	7,210

Total	$14,188	$(150)	$14,038

6. Comprehensive Income

Total comprehensive income for the quarter ended September 30, 2007 was $1.1 million compared to $1.8 million for the quarter ended September 30, 2006. For the nine months ended September 30, 2007, total comprehensive income was $1.4 million compared to $2.5 million for the nine months ended September 30, 2006. The primary difference between net income as reported and comprehensive income is foreign currency translation adjustments and unrealized gains (losses), net of income taxes, on our investment portfolio.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7. Business Combinations

On July 10, 2007, we acquired Castelle, a Morgan Hill, California company. Castelle is in the business of developing, manufacturing, marketing and supporting office automation systems that allow organizations to implement faxing over local area networks and the internet. Under the terms of the stock purchase agreement, we acquired Castelle for a total of $14.3 million, net of cash acquired. We paid $12.0 million in cash, including transaction costs of approximately $1.2 million and assumed liabilities of $2.4 million. The assumed liabilities include deferred revenue of $938,000 and accounts payable and other accrued liabilities of $1.4 million. The acquisition of Castelle has been accounted for as a purchase.

In accordance with SFAS No. 141, Business Combinations, all identifiable assets and liabilities were assigned a portion of the cost of the acquisition based on their respective fair values. We engaged a valuation firm to provide an estimated fair value for all identifiable intangible assets including technology, trade name, customer relationships and non-compete agreements, using an income and a cost approach. The determination of fair value is a critical and complex consideration that involves significant assumptions and estimates. These assumptions and estimates were based on our best judgments and resulted in the allocation of purchase price for this acquisition as detailed below. The excess of the purchase price over the fair value of the assets acquired was allocated to goodwill. Goodwill in the amount of $4.0 million is deductible for tax purposes.

Our results of operations include Castelle’s results of operations for the period from July 10, 2007 to September 30, 2007, including an in-process research and development charge of $219,000. Pro forma results are not presented as they are not material to the Company’s overall unaudited condensed consolidated financial statements.

Castelle Purchase Price Allocation:

(in thousands)
Acquired technology	$8,159
Goodwill	4,028
Other acquired assets	1,943
Acquired in-process research and development	219

Total purchase price	$14,349

All identified amortizable intangible assets will be amortized on a straight-line basis over their estimated useful lives, ranging from two to eight years, with no residual value. The weighted-average useful life of these assets is approximately 6.9 years. We will recognize amortization expense for these intangible assets of approximately $630,000 in 2007, $1.3 million in 2008, $1.2 million in 2009, $1.1 million in 2010, $1.1 million in 2011, $1.0 million in 2012, $1.0 million in 2013, $664,000 in 2014 and $142,000 in 2015.

8. Sale of CallXpress Product Line

In September of 2003, we sold our CallXpress product line to Applied Voice and Speech Technologies, Inc. (“AVST”). Concurrent with the transaction, we entered into an earn-out agreement with AVST which entitled us to receive additional payments of up to $1.0 million per year for each of the three years following the sale, depending on AVST’s success in achieving certain revenue targets. In March 2007 and March 2006, we received cash payments of $1.0 million, confirming achievement of the revenue targets for 2006 and 2005. These cash receipts were classified on our income statement as a credit to operating expenses in the first quarters of 2007 and 2006. The payment received in March 2007 was the final payment to be received under this agreement.

9. Legal Proceedings

As reported in our Annual Report on Form 10-K for the year ended December 31, 2006, Captaris has been involved in an ongoing lawsuit in Circuit Court in Cook County, Illinois. The lawsuit was filed by Travel 100 Group, Inc. (“Travel 100”), against Mediterranean Shipping Company (“Mediterranean”). The complaint alleges violations of the Telephone Consumer Protection Act in connection with the receipt of facsimile advertisements that were transmitted by MediaTel Corporation, a wholly owned subsidiary of Captaris, on behalf of travel service providers, including Mediterranean. All of the assets of MediaTel were sold to a subsidiary of PTEK Holdings, Inc. on September 1, 2003.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Travel 100 complaint sought injunctive relief and unspecified damages and certification as a class action on behalf of Travel 100 and others similarly situated throughout the United States that received the facsimile advertisements. Mediterranean named Captaris as a third-party defendant and asserted that, to the extent that it is liable, Captaris should be liable under theories of indemnification, contribution or breach of contract for any damages suffered by Mediterranean. Both Captaris and MediaTel have denied any liability in the case because, among other facts and defenses, MediaTel understood that the database and lists of travel agent recipients to whom faxes were sent had authorized that information could be sent to them by fax.

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

Our insurance carrier has agreed to pay defense costs in the Mediterranean case, but has reserved its rights to contest their duty to indemnify Captaris with respect to this matter. We intend to vigorously defend the appeal of the Mediterranean summary judgment ruling; however, litigation is subject to numerous uncertainties and we are unable to predict the ultimate outcome of the Mediterranean case. There is no guarantee that we will not be required to pay damages in respect of this case in the future, which could materially and adversely affect our results of operations, cash flows and financial condition for the quarter or year in which any accrual is recorded or any damages are paid.

10. Income Taxes

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

Our effective tax rates differ from the statutory rate primarily due to state income taxes, foreign income taxes, tax exempt interest income, research and development credits and accruals for certain tax exposures discussed above. We recorded an income tax benefit of $1.6 million and an income tax provision of $693,000 in the quarters ended September 30, 2007 and 2006, respectively, on income (loss) from continuing operations. In addition, we recorded an income tax benefit of $1.6 million and an income tax provision of $989,000, respectively, on income (loss) from continuing operations for the nine months ended September 30, 2007 and 2006. Included in the income tax benefit for the nine months ended September 30, 2007 and for the quarter ended September 30, 2007 were income tax benefits of $385,000 and $448,000, respectively, which consisted primarily of relieving a FIN No. 48 tax contingency due to the expiration of a statute of limitations. Included in the income tax provision for the nine months ending September 30, 2006 were income tax expenses of $172,000 primarily related to additional federal income tax expense on state net operating loss carry forwards and a change in estimate of our blended effective state tax rate. Included in the income tax provision for the quarter ending September 30, 2006 were income tax benefits of $15,000 related to a true-up of the 2005 income tax returns.

At September 30, 2007, we have available unused net operating losses that may be applied against future taxable income. These net operating losses consist of international losses of $2.6 million that do not expire, federal losses of $8.7 million that expire from 2019 to 2027, and state losses of $13.8 million which expire from 2007 to 2027. We believe that there is sufficient positive evidence to support our conclusion not to record a valuation allowance against these net operating losses. We believe that we will utilize the loss carry forwards in the future because we have had a history of pre-tax income. In addition, we projected that the Internal Revenue Code (“IRC”) Section 382 limitation for the acquired net operating losses will not prohibit our utilization of these losses in the future. At September 30, 2007, our Canadian subsidiary had unused tax credits of $2.2 million which primarily consist of investment tax credits. Due to the uncertainty of utilizing these tax credits within the statute of limitations, we have recorded a full valuation allowance on them at September 30, 2007.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11. Recent Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. Under SFAS No. 159, the Company may elect to measure many financial instruments and certain other items at fair value on an instrument by instrument basis subject to certain restrictions. The Company may adopt SFAS No. 159 at the beginning of 2008. The impact of the adoption of SFAS No. 159 will be dependent on the extent to which the Company elects to measure eligible items at fair value. We are currently evaluating the impact of SFAS No. 159, but do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial position, results of operations or cash flows.

12. Subsequent Events

On November 5, 2007, we announced changes in our research and development organization’s structure. These changes include the elimination of certain positions in our Calgary and Denver offices and the transfer of certain positions to our Bellevue offices. We anticipate recording a charge of approximately $400,000 in the fourth quarter of 2007 reflecting estimated severance and relocation costs. This charge will be partially offset by a decrease in salaries and related expenses in November and December as a result of the eliminated positions.

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

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” “seek,” “target” or the negative of these terms or other terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined at the beginning of this report under "Forward-Looking Statements" and in Item 1A of our most recent Annual Report on Form 10-K and Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission. These factors may cause our actual results to differ materially from any forward-looking statements. Except as required by law, we undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Our products and services address business needs in several related markets: the fax server and electronic document delivery market; the business process management market; and the enterprise content management market. We distribute our products primarily through independent distributors, value-added resellers, direct sales professionals and information technology (“IT”) service providers. Our products run on off-the-shelf hardware servers, networked personal computers and Microsoft software platforms including Microsoft® Windows NT, Windows 2000, Windows 2003, Windows XP and Windows. We utilize .NET development tools in our suite of products and integrate with a wide variety of hardware equipment and enterprise software products. Captaris was incorporated in the State of Washington in 1982. Our principal executive offices are located in Bellevue, Washington.

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

Executive Summary

On July 10, 2007 the Company announced the completion of its acquisition of Castelle (NASDAQ: CSTL). Under the terms of the definitive agreement announced on April 26, 2007, and following approval of the transaction by Castelle's shareholders on July 10, 2007, Captaris acquired all of Castelle's outstanding shares for a purchase price of $4.14 per share. In addition, each outstanding in-the-money option to purchase shares of Castelle was converted into the right to receive the excess, if any, of the per share purchase price ($4.14) over the per share exercise price of the option. We acquired Castelle for a total of $14.3 million. We paid $12.0 million in cash, including transaction costs of approximately $1.2 million and assumed liabilities of $2.4 million. The assumed liabilities include deferred revenue of $938,000 and accounts payable and other accrued liabilities of $1.4 million. The acquisition of Castelle has been accounted for as a purchase. Our results of operations include Castelle’s results of operations for the period July 10 to September 30, 2007 including an in-process research and development charge of $219,000. The primary product offering for Castelle is a server appliance with embedded fax software. The revenue for this new Captaris product offering is recorded within a new appliance product line category beginning with the quarter ended September 30, 2007.

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Revenue for the quarter and nine months ended September 30, 2007 was $23.3 million and $66.7 million, respectively, representing a 5.3% decrease over the same quarter in 2006 and was consistent with the nine months ended 2006. A non-recurring 2006 strategic license agreement contributed to a 2007 revenue decrease for both the same quarter in 2006 (- $1.0 million) and the nine months ended 2006 (-$1.8 million) comparative periods. This multi-year strategic license arrangement with Xpedite expired in September 2006. In 2007 revenue decreased, in comparison to 2006 as a result of lower than expected performance from channel partners in North America, and a reduction in sales in the financial services sector. The decline in revenue related to the factors discussed above was partially offset by the inclusion of Castelle revenue for July 10 to September 30, 2007 in our operating results.

Software revenue decreased 20.3% and 8.0% for the quarter and nine months ended September 30, 2007, respectively, compared to the same periods in 2006.

Hardware revenue decreased 29.2% and 14.7% for the quarter and nine months ended September 30, 2007, respectively, compared to the same periods in 2006.

Maintenance, support and services revenue increased 6.7% and 9.5% for the quarter and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. The growth of maintenance, support and service revenue primarily reflects the inclusion of Castelle’s operations in our financial results.

We anticipate revenue will increase in the fourth quarter of 2007 compared to the third quarter due to the seasonality of our revenue which typically increases over the course of the year. We also anticipate revenue will increase in the next three quarters compared to the corresponding quarters of the prior year due to the inclusion of revenue from the Castelle product line beginning in the third quarter of 2007.

In comparison to the prior year, gross profit decreased for the quarter and nine months ended September 30, 2007. The gross profit margin increase for the quarter ended September 30, 2007, in comparison to the prior year, was primarily due to a lower mix of hardware revenue compared to software revenue, partially offset by $1.0 million of non-recurring strategic license revenue recorded in 2006. The gross profit margin decrease for the nine months ended September 30, 2007 in comparison to the prior year was primarily due to $1.8 million of non-recurring strategic license revenue recorded in 2006.

For the fourth quarter of 2007 we anticipate our quarterly gross profit margin will remain consistent or improve modestly over the first three quarters of 2007.

Operating expenses increased 18.1% and 10.1% for the quarter and nine months ended September 30, 2007, respectively, over the same periods in 2006. These increases were due primarily to the addition of Castelle ($1.8 million), as well as a planned expansion in both our domestic and international sales organizations, outsourcing of certain engineering efforts and stock-based compensation expense. Additionally, the year over year increases included severance costs associated with the departure of our Chief Operating Officer and other organizational transitions. In the fourth quarter of 2007, we anticipate operating expenses will remain consistent or slightly down as a percentage of revenue compared to 2006.

Income from continuing operations was $486,000 and $59,000 for the quarter and nine months ended September 30, 2007, respectively, compared to income from continuing operations of $1.6 million and $1.7 million for the quarter and nine months ended September 30, 2006, respectively. The decrease from the prior year was due primarily to the increase in operating expenses and lower than expected revenue as detailed above.

During the quarter and nine months ended September 30, 2007, we granted 186,500 and 1,159,195 options, respectively with a weighted average Black Scholes value of $2.30 and $2.47 per share and 1,137 and 147,361 deferred stock units, respectively, with a weighted average value of $5.13 and $5.60 per share, respectively. These grants will result in $2.6 million of expense, net of forfeitures, and will be amortized on a straight-line basis over the next one to five years. At September 30, 2007 total unamortized stock-based compensation expense was $3.9 million, net of forfeitures, and will be amortized on a straight-line basis over the next one to five years.

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Consolidated cash, cash equivalents and investments at September 30, 2007 totaled $46.5 million, a decrease of $12.8 million from December 31, 2006. This decrease was primarily due to cash used to purchase Castelle ($12.0 million), repurchases of our common stock ($8.0 million) and capital investments ($4.2 million). These decreases were partially offset by net cash from operations ($8.9 million), proceeds from the exercise of employee stock options ($2.2 million) and related tax benefits ($308,000). We anticipate our fourth quarter 2007 capital spending will remain consistent with the first nine months of 2007 due to planned investments in our IT infrastructure, improvements to our communications infrastructure and expenditures related to our new leased offices.

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

Whenever a software license, hardware, installation and post-contract customer support (“PCS”) elements are sold together, we allocate the total arrangement fee among each element based on its respective fair value, which is the price charged when that element is sold separately. The amount of revenue assigned to each element is impacted by our judgment as to whether an arrangement includes multiple elements and, if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. Changes to the elements in an arrangement and our ability to establish VSOE for those elements could affect the timing of revenue recognition for these elements. Revenue for PCS is recognized on a straight-line basis over the service contract term, ranging from one to five years. PCS includes rights to unspecified upgrades and updates, when and if available, and bug fixes.

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

We provide allowances for estimated returns, and return rights that exist for some customers. In general, customers are not granted return rights at the time of sale. However, we have historically accepted returns and therefore, reduce revenue recognized for estimated product returns. For those customers to whom we do grant return rights, we reduce revenue by an estimate of these returns. If we cannot reasonably estimate these returns, we defer the revenue until the return rights lapse. For software sold to resellers for which we have granted exchange rights, we defer the revenue until the reseller sells the software through to end-users. When customer acceptance provisions are present and we cannot reasonably estimate returns, we recognize revenue upon the earlier of customer acceptance or expiration of the acceptance period.

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

Valuation of acquired businesses, assets and liabilities. Our business acquisitions typically result in goodwill and other intangible assets, and the recorded values of these assets may become impaired in the future. As of September 30, 2007 our goodwill and intangible assets, net of accumulated amortization, were $50.0 million. The determination of the fair value of such intangible assets and goodwill is a critical and complex consideration that involves significant assumptions and estimates. These assumptions and estimates are based on our best judgments and could materially affect our financial condition and results of operations.

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

Impairment of equipment, leasehold improvements, long-lived assets and other intangible assets. We periodically review long-lived assets, other intangibles and product lines that we are more likely than not to sell or otherwise dispose of before the end of the asset's previously estimated useful life to determine if there is any impairment of these assets. We assess the impairment of these assets, or the need to accelerate amortization, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our long-lived assets and other intangibles. We determined that no impairment indicators were present during the third quarter of 2007; therefore, we have not evaluated our intangible assets for impairment as of September 30, 2007. Future events could cause us to conclude that impairment indicators exist and that the assets should be reviewed to determine their fair value. We assess the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Fair value is generally determined based on a valuation process that provides an estimate of a fair value of these assets using a discounted cash flow model, which includes many assumptions and estimates. Once the valuation is determined, we will write-down these assets to their determined fair value, if necessary. Any write-down could have a material adverse effect on our financial condition and results of operations.

Useful lives of equipment, leasehold improvements and intangible assets. Equipment and leasehold improvements, identifiable intangible assets and certain other long-lived assets are recorded at cost less accumulated amortization and are amortized over their useful lives on a straight-line basis. Useful lives for equipment and leasehold improvements are based on our estimates of the period that the equipment or leasehold improvement will be used, which typically range from two to seven years. Useful lives for intangible assets are based on our estimates of the period that the intangible assets will generate cash. Changes in estimated useful lives could have a material effect on our financial condition and results of operations.

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

We account for stock-based compensation under the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123R”), which requires us to recognize expense related to the fair value of our stock-based compensation. We adopted SFAS No. 123R using the modified prospective transition method. Under this transition method, compensation cost recognized for the quarter and nine months ended September 30, 2007 and 2006 includes: (a) compensation cost for all stock-based compensation granted prior to, but not vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based compensation granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. We chose the straight-line method for recognizing compensation expense. For all unvested options outstanding as of January 1, 2006, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized on an accelerated basis over the remaining vesting period. For stock-based compensation granted subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, will be recognized on a straight-line basis over the vesting period.

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

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Results of Operations

Net Revenue

Net revenue is calculated as the selling price of our products less an estimate for returns. We derive net revenue primarily from licensing software as well as follow on sales of add-on software modules, incremental capacity and the sale of maintenance, support and service agreements, professional services, appliances and the resale of fax boards.

The following table provides revenue data for the periods indicated (in thousands, except % amounts):

	Quarter Ended September 30,			Nine Months Ended September 30,
	2007	2006	Percent Change	2007	2006	Percent Change
Software revenue	$7,691	$9,647	(20.3%)	$23,147	$25,164	(8.0%)
Maintenance, support and services revenue	10,013	9,385	6.7%	29,230	26,693	9.5%
Hardware revenue	3,914	5,528	(29.2%)	12,720	14,906	(14.7%)
Appliance revenue	1,647	—	100.0%	1,647	—	100.0%

Net revenue	$23,265	$24,560	(5.3%)	$66,744	$66,763	(0.0%)

The quarter over quarter overall revenue decrease reflects a $1.0 million non-recurring strategic license arrangement realized in 2006, lower than expected performance from channel partners in North America, and a reduction in sales to the financial services sector. Additionally, the year over year decrease includes an additional $750,000 in non-recurring strategic license arrangement sale. The decline in revenue was offset by the inclusion of Castelle revenue for July 10 to September 30, 2007 in our operating results.

Software revenue decreased in the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006 primarily due to a non-recurring $1.0 million strategic license arrangement recorded in the third quarter of 2006 and another large non-recurring transaction in 2006. The year over year comparative decrease in software revenue was primarily due to a non-recurring $1.8 strategic license arrangement recorded in the first nine months of 2006, lower sales by our channel partners and a reduction in sales to the financial services sector.

Maintenance, support and services revenue increased for both the quarter and nine months ended in comparison to the prior year primarily from the inclusion of Castelle’s revenue in our operating results.

We resell fax boards with a significant number of our Rightfax software products. The volume and associated revenue will vary from period to period depending upon the mix of software sold and customer requirements. As a result, hardware revenue for the quarter and nine months ended September 30, 2007 decreased in comparison to the same periods in 2006, due to several large sales to large customers in 2006 and lower software sales in 2007.

Revenue by geographic region, as determined by shipping destination, was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
North America	$17,810	$19,167	$49,649	$50,929
Europe	2,813	2,179	8,263	7,626
Asia Pacific	1,342	1,734	4,580	4,167
Rest of world	1,300	1,480	4,252	4,041

Total net revenue	$23,265	$24,560	$66,744	$66,763

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

International revenue, outside North America, as a percent of total revenue and as determined by shipping destination, was as follows:

	Quarter Ended September 30		Nine Months Ended September 30,
	2007	2006	2007	2006
Software revenue	9.9%	10.2%	11.9%	11.4%
Maintenance, support and services revenue	7.6%	6.2%	7.5%	6.5%
Hardware revenue	4.6%	5.6%	5.8%	5.9%
Appliance revenue	1.4%	—	0.5%	—
Net international revenue	23.5%	22.0%	25.6%	23.8%

Revenue from international customers generally reflects less seasonal variabilities compared to North America customers.

We anticipate revenue will increase in the fourth quarter of 2007 compared to the third quarter due to the seasonality of our revenue which typically increases over the course of the year. We also anticipate revenue will increase in the next three quarters compared to the corresponding quarters of the prior year due to the inclusion of revenue from the Castelle product line beginning in the third quarter of 2007.

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

The following table provides gross profit data for the periods indicated:

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands, except % amounts)	2007	2006	Percent change	2007	2006	Percent change
Gross profit	$16,318	$17,119	(4.7%)	$46,646	$46,908	(0.6%)
Gross profit margin	70.1%	69.7%		69.9%	70.3%

In comparison to the prior year, gross profit decreased slightly for the quarter and nine months ended September 30, 2007. The decrease for the nine months ended was primarily due to $1.8 million of non-recurring strategic license revenue recorded in 2006. This transaction had no associated cost of revenue. The gross profit margin increase for the quarter ended September 30, 2007, in comparison to the prior year, was primarily due to a lower mix of hardware revenue compared to software revenue, partially offset by $1.0 million of non-recurring strategic license revenue recorded in 2006. This transaction had no associated cost of revenue.

Research and Development

Research and development expenses consist of the salaries and related benefits for our product development personnel, prototype materials and expenses related to the development of new and improved products, facilities and depreciation expenses.

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands, except % amounts)	2007	2006	Percent change	2007	2006	Percent change
Research and development	$4,453	$3,029	47.0%	$11,272	$9,387	20.1%
Percentage of revenue	19.1%	12.3%		16.9%	14.1%

For the quarter ended September 30, 2007, research and development expenses increased $1.4 million compared to the quarter ended September 30, 2006, primarily due to an increase in outsourced engineering efforts ($714,000) and increased staffing costs, including organizational transition costs and Castelle staffing cost ($707,000). These increases were partially offset by a decrease in depreciation costs ($65,000) as certain assets became fully depreciated.

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

For the nine months ended September 30, 2007, research and development expenses increased $1.9 million compared to the nine months ended September 30, 2006, primarily due to increased staffing, including organizational transition costs and Castelle staffing cost ($1.1 million) and an increase in outsourced engineering services ($1.0 million), partially offset by a decrease in depreciation costs ($216,000) as certain assets became fully depreciated.

We expect overall research and development expenses to increase in the fourth quarter of 2007 compared to the first three quarters of 2007 as we continue to maintain our investments in research and development and record additional research and development expenses as a result of the third quarter 2007 Castelle acquisition and subsequent consolidation of our joint operating results.

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

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands, except % amounts)	2007	2006	Percent change	2007	2006	Percent change
Selling and marketing	$8,452	$7,806	8.3%	$25,630	$23,779	7.8%
Percentage of revenue	36.3%	31.8%		38.4%	35.6%

The increase of $646,000 in selling and marketing expenses for the quarter ended September 30, 2007, compared to the quarter ended September 30, 2006, was due primarily to increases in staffing costs ($1.1 million) due to hiring additional personnel in our sales organization and the inclusion of Castelle selling and marketing personnel. These increases were partially offset by a decrease for marketing programs ($217,000), other expenses ($108,000) and commissions on lower sales ($90,000).

The increase of $1.9 million in selling and marketing expenses for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, was due primarily to increases in staffing cost due to hiring additional personnel in our sales organization and the inclusion of Castelle selling and marketing personnel ($1.9 million), travel and entertainment associated with an increased investment in our sales organization and partner conferences ($399,000) and commissions on higher compensation plans ($293,000). These increases were partially offset by a decrease in marketing programs ($375,000), a decrease in consulting fees ($324,000) and a reduction in other expenses ($34,000).

We expect selling and marketing expenses in the fourth quarter of 2007 will be higher than the corresponding quarter of 2006 due to increased commissions on increased sales. We also expect to record additional selling and marketing expenses as a result of the third quarter 2007 Castelle acquisition and subsequent consolidation of our joint operating results. We expect selling and marketing expenses to increase in comparison to prior quarters of 2007 as a result of revenue seasonality as well as the expenses from investing in our sales organization and the inclusion of Castelle’s operating results in our financial results. We expect selling and marketing expenses will remain relatively consistent or slightly down as a percentage of revenue.

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

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands, except % amounts)	2007	2006	Percent change	2007	2006	Percent change
General and administrative	$4,352	$3,929	10.8%	$13,170	$12,139	8.5%
Percentage of revenue	18.7%	16.0%		19.7%	18.2%

The $423,000 increase in general and administrative expenses in the quarter ended September 30, 2007 compared to the same period last year was due primarily to increases in staffing cost for increased headcount, including Castelle employees ($373,000) and stock compensation expense on additional grants ($120,000). These increases were partially offset by a reduction in depreciation as certain assets became fully depreciated ($70,000).

The $1.0 million increase in general and administrative expenses in the nine months ended September 30, 2007 compared to the same period last year was due primarily to increases in salaries related to organizational changes including severance costs associated with the departure of our Chief Operating Officer and increased headcount for Castelle employees ($1.1 million), stock compensation ($352,000) and consulting costs related to our ERP system implementation ($165,000). These increases were partially offset by a reduction in depreciation as certain assets became fully depreciated ($268,000), a decrease in other expenses ($150,000) and a decrease in professional fees including legal and audit ($134,000).

In the fourth quarter we expect general and administrative costs to increase in comparison to the same quarter in the prior year as a result of the third quarter 2007 Castelle acquisition and subsequent consolidation of our joint operating results.

Amortization of Intangible Assets

Amortization of intangible assets is a result of the acquisitions of Castelle, IMR, Teamplate and Infinite Technologies, in addition to amortization expense associated with two nonexclusive license agreements with Syntellect and AudioFax. Amortization expense for acquired core technology and license agreements is recorded in cost of revenue and was $874,000 and $2.1 million for the quarter and nine months ended September 30, 2007, respectively, and $481,000 and $1.4 million for the quarter and nine months ended September 30, 2006, respectively. Amortization expense recorded in operating expenses related to the acquisitions was $384,000 and $665,000 for the quarter and nine months ended September 30, 2007, respectively, and $354,000 and $1.1 million for the quarter and nine months ended September 30, 2006, respectively. The increase in amortization expense in the quarter ended 2007 compared to 2006 are due to the amortization of Castelle intangibles acquired in July 2007. The decrease in amortization expense for the nine months ended September 30, 2007 compared to 2006 was due to certain intangibles becoming fully amortized. We expect amortization expense for 2007 to increase for the remainder of 2007, in comparison to 2006, due to the amortization of the Castelle intangibles.

Sale of CallXpress Product Line

In September of 2003, we sold our CallXpress product line to Applied Voice and Speech Technologies, Inc. (“AVST”). Concurrent with the transaction, we entered into an earn-out agreement with AVST which entitled us to receive additional payments of up to $1.0 million per year for each of the three years following the sale, depending on AVST’s success in achieving certain revenue targets. In March 2007 and 2006, we received cash payments of $1.0 million, confirming achievement of the revenue target for 2006 and 2005. These cash receipts were classified on our income statement in operating expenses in the first quarters of 2007 and 2006. The payment received in March 2007 was the final payment to be received under this agreement.

Other Income, Net

Other income, net, consists primarily of investment income and foreign currency transaction gains and losses. For the quarter and nine months ended September 30, 2007, net other income was $420,000 and $1.8 million, respectively compared to $335,000 and $1.2 million, respectively, for the same periods last year. The increase in other income for the quarter ended September 30, 2007 was due primarily to a lower foreign currency loss of $26,000 in the quarter ended September 30, 2007 compared to a foreign currency loss of $146,000 for the quarter ended September 30, 2006. The increase in other income for the nine months ended September 30, 2007

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

was due primarily to increased interest income and a foreign currency gain of $227,000. Assuming interest rates and currency exchange rates remain constant, we expect other income, net to decrease slightly in the next quarter due to a reduction in cash used to purchase Castelle.

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

Our effective tax rates differ from the statutory rate primarily due to state income taxes, foreign income taxes, tax exempt interest income and accruals for certain tax exposures discussed above. We recorded an income tax benefit of $1.6 million and an income tax provision of $693,000 in the quarters ended September 30, 2007 and 2006, respectively, on income (loss) from continuing operations. In accordance with SFAS No. 109, we estimate our effective tax rate for interim reporting periods based on our projected taxable income for the full fiscal year. Our estimated effective tax rate for the quarter and nine months ended September 30, 2007 increased significantly from the first six months of 2007 due to a change in estimate of our earnings for fiscal 2007 from a taxable income position to a taxable loss position. This change in estimate occurred during the third quarter of 2007. Because we are now estimating that our earnings for fiscal 2007 will result in a taxable loss position, pursuant to FIN No. 18 guidance, we are now estimating our effective tax rate for fiscal 2007 as if our taxable loss for fiscal 2007 will be equal to our loss from continuing operations for the nine months ended September 30, 2007 plus adjustments to exclude annualized estimated tax exempt interest income plus the tax benefit of our annualized research and development credits. The ratio of our annualized tax exempt interest income to our loss from continuing operations is high and this in conjunction with the tax benefit of our research and development credits significantly influences the fluctuation of our effective tax rate for interim periods. As such, our effective tax rate increased significantly for the quarter and nine months ended September 30, 2007 compared to the six months ended June 30, 2007. In addition, we recorded an income tax benefit of $1.6 million and an income tax provision of $989,000, respectively, on income (loss) from continuing operations for the nine months ended September 30, 2007 and 2006. Included in the income tax benefit for the nine months ended September 30, 2007 and for the quarter ended September 30, 2007 were income tax benefits of $385,000 and $448,000, respectively, which consisted primarily of relieving a FIN No. 48 tax contingency due to the expiration of a statute of limitations. Included in the income tax provision for the nine months ending September 30, 2006 were income tax expenses of $172,000 primarily related to additional federal income tax expense on state net operating loss carry forwards and a change in estimate of our blended effective state tax rate. Included in the income tax provision for the quarter ending September 30, 2006 were income tax benefits of $15,000 related to a true-up of the 2005 income tax returns.

At September 30, 2007, we have available unused net operating losses that may be applied against future taxable income. These net operating losses consist of international losses of $2.6 million that do not expire, federal losses of $8.7 million that expire from 2019 to 2027, and state losses of $13.8 million which expire from 2007 to 2027. We believe that there is sufficient positive evidence to support our conclusion not to record a valuation allowance against these net operating losses. We believe that we will utilize the loss carry forwards in the future because we have had a history of pre-tax income. In addition, we project that the Internal Revenue Code (“IRC”) Section 382 limitation for the acquired net operating losses will not prohibit our utilization of these losses in the future. At September 30, 2007, our Canadian subsidiary had unused tax credits of $2.2 million which primarily consist of investment tax credits. Due to the uncertainty of utilizing these tax credits within the statute of limitations, we have recorded a full valuation allowance on them at September 30, 2007.

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, short-term investments available-for-sale and long-term investments available-for-sale. Our portfolio consists primarily of money market funds and municipal and U.S. government agency-backed securities. Cash, cash equivalents and investments at September 30, 2007 totaled $46.5 million, a decrease of $12.8 million from December 31, 2006. This decrease was primarily due to cash used to purchase Castelle ($12.0 million), repurchases of our common stock ($8.0 million) and capital investments ($4.2 million). These decreases were partially offset by net cash from operations ($8.9 million), proceeds from the exercise of employee stock options ($2.2 million) and related tax benefits ($308,000).

Cash flow provided by operations during the first nine months of 2007 was $8.9 million compared to cash provided by operations of $12.0 million during the first nine months of 2006. Cash provided by operating activities in the first nine months of 2007 was primarily attributable to cash collected from our accounts receivable.

Cash used in investing activities during the first nine months of 2007 was $2.7 million, consisting primarily of the purchase of Castelle, net of cash acquired ($12.0 million), purchase of equipment and software ($4.2 million) partially offset by sales and maturities of investments net of purchases of marketable securities ($13.4 million). Capital asset purchases in the first nine months of 2007 were $4.2 million compared to $530,000 in the first nine months of 2006. We anticipate our fourth quarter capital spending will remain consistent with the first nine months of 2007 due to planned improvements in our communications infrastructure, investments in our IT infrastructure and expenditures related to our new leased offices.

Cash used in financing activities during the first nine months of 2007 was $5.6 million compared to cash used in financing activities of $6.2 million during the first nine months of 2006. In the first nine months of 2007, we repurchased 1,363,839 shares of our common stock for $8.0 million under our stock repurchase program. Cash used in financing activities was partially offset by cash provided from the exercise of stock options through our employee stock option plans ($2.2 million), as well as related excess tax benefits from stock-based compensation ($308,000). We repurchased 1,549,506 shares of our common stock for $7.8 million in the first nine months of 2006. This was partially offset by cash provided from the exercise of stock options through our employee stock purchase plan ($1.3 million) and related excess tax benefits from stock-based compensation ($271,000).

We believe existing cash and short-term investments together with funds generated from operations will be sufficient to meet our anticipated working capital needs and capital expenditure needs for the next twelve months and the foreseeable future.

Contractual Obligations

The following table summarizes our contractual obligations and estimated commercial commitments and the effect such obligations are expected to have on liquidity in future periods as of September 30, 2007:

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases, net of sublease income	$14,038	$2,171	$4,194	$3,797	$3,876
Purchase obligations:
Long-term commitments	1,409	921	488	—	—

Total contractual obligations and estimated commercial commitments	$15,447	$3,092	$4,682	$3,797	$3,876

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. Under SFAS No. 159, the Company may elect to measure many financial instruments and certain other items at fair value on an instrument by instrument basis subject to certain restrictions. The Company may adopt SFAS No. 159 at the beginning of 2008. The impact of the adoption of SFAS No. 159 will be dependent on the extent to which the Company elects to measure eligible items at fair value. We are currently evaluating the impact of SFAS No. 159, but do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial position, results of operations or cash flows.

Subsequent Events

On November 5, 2007, we announced changes in our research and development organization’s structure. These changes include the elimination of certain positions in our Calgary and Denver offices and the transfer of certain positions to our Bellevue offices. We anticipate recording a charge of approximately $400,000 in the fourth quarter of 2007 reflecting estimated severance and relocation costs. This charge will be partially offset by a decrease in salaries and related expenses in November and December as a result of the eliminated positions.

CAPTARIS, INC.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, changes in interest rate and foreign currency exchange rates, each of which could adversely affect the value of our investments. We do not currently use derivative financial instruments to hedge this risk.

Interest rate risk

We maintain an investment portfolio consisting primarily of investment grade interest bearing securities. These securities are classified as “available-for-sale” securities. The interest bearing securities in our portfolio are subject to interest rate risk and will fall in value if market interest rates increase. Conversely, declines in interest rates could have a material impact on interest earnings of our investment portfolio. If market interest rates were to increase immediately and uniformly by 100 basis points from levels at September 30, 2007, the decline in the fair value of the portfolio would be approximately $123,000. Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results, financial condition or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.

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

We performed a sensitivity analysis assuming a hypothetical 10.0% adverse movement in foreign exchange rates to the underlying foreign currency exposures described above. The sensitivity analysis indicated that a hypothetical 10.0% adverse movement in foreign currency exchange rates would result in a $1.1 million loss in fair values of foreign currency denominated assets and liabilities at September 30, 2007.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, Captaris has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2007, the end of the period covered by this report. Based upon that evaluation, the chief executive officer and chief financial officer concluded that these disclosure controls and procedures are effective.

CAPTARIS, INC.

Part II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

As reported in our Annual Report on Form 10-K for the year ended December 31, 2006, Captaris has been involved in an ongoing lawsuit in Circuit Court in Cook County, Illinois. The lawsuit was filed by Travel 100 Group, Inc. (“Travel 100”), against Mediterranean Shipping Company (“Mediterranean”). The complaint alleges violations of the Telephone Consumer Protection Act in connection with the receipt of facsimile advertisements that were transmitted by MediaTel Corporation, a wholly owned subsidiary of Captaris, on behalf of travel service providers, including Mediterranean. All of the assets of MediaTel were sold to a subsidiary of PTEK Holdings, Inc. on September 1, 2003.

The Travel 100 complaint sought injunctive relief and unspecified damages and certification as a class action on behalf of Travel 100 and others similarly situated throughout the United States that received the facsimile advertisements. Mediterranean named Captaris as a third-party defendant and asserted that, to the extent that it is liable, Captaris should be liable under theories of indemnification, contribution or breach of contract for any damages suffered by Mediterranean. Both Captaris and MediaTel have denied any liability in the cases because, among other facts and defenses, MediaTel understood that the database and lists of travel agent recipients to whom faxes were sent had authorized that information could be sent to them by fax.

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

Our insurance carrier has agreed to pay defense costs in the Mediterranean case, but has reserved its rights to contest their duty to indemnify Captaris with respect to this matter. We intend to vigorously defend the appeal of the Mediterranean summary judgment ruling; however, litigation is subject to numerous uncertainties and we are unable to predict the ultimate outcome of the Mediterranean case. There is no guarantee that we will not be required to pay damages in respect of this case in the future, which could materially and adversely affect our results of operations, cash flows and financial condition for the quarter or year in which any accrual is recorded or any damages are paid.

Item 1A.	RISK FACTORS

We depend on third parties for a key component of our Rightfax product.

Until recently, two domestic suppliers could provide fax processing circuit boards to meet our specifications, Dialogic Corporation and Cantata Technology, Inc. Historically, we have relied almost exclusively on Cantata for fax boards primarily because of volume price discounts and the cost and effort required to develop software for alternate fax boards. In October 2007, Dialogic announced that it had acquired all of the outstanding stock of EAS Group, Inc., which owns Cantata. As a result, our suppliers of fax boards are now consolidated under the control of a single parent company, Dialogic. Significant changes in technology, issues regarding quality performance, delays, interruptions or reductions in our supply of fax boards, or unfavorable changes to price and delivery terms could adversely affect our business. We may be relatively more impacted by these issues now that Dialogic controls Cantata.

With the exception of the risk factor above, there have been no material changes that we are aware of from the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 14, 2007.

CAPTARIS, INC.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to a stock repurchase plan approved by our Board of Directors, during the quarters ended September 30, 2007 and 2006, we repurchased 601,939 and 995,760 of our common shares for $3.1 million and $5.4 million, respectively. Between October 1, 2007 and October 31, 2007 we acquired an additional 230,000 shares under our repurchase plan for $1.1 million.

The following table summarizes information regarding shares repurchased during the quarter ended September 30, 2007.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Repurchase Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
July 1 through 31, 2007	210,000	$5.23	210,000	$13,092,915
August 1 through 31, 2007	206,905	$5.07	206,905	$12,043,484
September 1 through 30, 2007	185,034	$5.41	185,034	$11,041,660

Total	601,939	$5.23	601,939	$11,041,660

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

Item 6.	EXHIBITS

3(ii)	Amended and Restated Bylaws of Captaris, Inc., as amended on September 20, 2007

10.1	Office Space Lease between M & M Real Estate Strategies, LLC and Captaris, Inc., entered into by Captaris, Inc. on September 10, 2007

31.1	Rule 13a-14(a) Certification (Chief Executive Officer)

31.2	Rule 13a-14(a) Certification (Chief Financial Officer)

32.1	Section 1350 Certification (Chief Executive Officer)

32.2	Section 1350 Certification (Chief Financial Officer)

CAPTARIS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of November 2007.

CAPTARIS, INC.

By:	/s/ Peter Papano
Peter Papano Chief Financial Officer, Treasurer