Form 10-K
period 2007-12-31
CAPTARIS INC
filed 2008-03-17
CIK 931784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-25186

CAPTARIS, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1190085
(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)

301 116th Avenue SE, Suite 400 Bellevue, WA	98004
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (425) 455-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share Preferred Stock Purchase Rights	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒

Non-accelerated filer  ☐    (Do not check if smaller reporting company)    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2007 (our most recently completed second quarter) was $138,169,155 (based upon the closing sale price of $5.12 per share on the Nasdaq Global Market on such date). For purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates.

Number of shares of common stock outstanding as of February 29, 2008 was 26,345,044.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2007 is incorporated by reference in Part III hereof.

CAPTARIS, INC.

i

CAPTARIS, INC.

PART I

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “target,” “will” or the negative of these terms or other terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under Item 1A Risk Factors. These factors may cause our actual results to differ materially from any forward-looking statement. Except as required by law, we undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1.	BUSINESS

Founded in 1982, Captaris, Inc., (“we”, “us”, “our”) is a provider of computer products that automate document-centric business processes. With a comprehensive suite of software, hardware and services, we help organizations gain control over many processes that include the need to integrate documents more securely and efficiently. Our solutions also provide interoperability between documents and business applications and technology platforms.

We develop products and services for document capture, intelligent document recognition and classification, routing, workflow, document management and document delivery. Our product lineup includes the brand names RightFax, FaxPress, Captaris Workflow, Alchemy, Single Click Entry, DOKuStar and RecoStar.

Our products are distributed and supported through a global network of technology partners. This distribution system consists of business partners from all levels of the information technology (“IT”) spectrum: value-added resellers, original equipment manufacturers (“OEMs”), system integrators, distributors, mass market resellers, online retailers, office equipment dealers, and independent software vendors (“ISVs”). We believe the use of multiple distribution channels increases the likelihood that our products will be sold to more customers.

We have a large installed base of customers that includes many Fortune 100 companies, the majority of the Global 2000 companies, and thousands of mid-sized enterprises. Our customers use our products to reduce costs, comply with regulations, increase the performance and productivity of critical business processes, and leverage their IT system investments.

In July 2007, we bolstered our product portfolio, customer base, and distribution capabilities by acquiring Castelle, a provider of “all-in-one” network fax appliance solutions for businesses and enterprises. Castelle FaxPress products are designed to be easily deployed and maintained and are generally intended for lower volume use at lower price points than our RightFax product offerings. FaxPress provides Captaris with a fax server product that can be positioned in the tier below RightFax for customers looking for basic fax services that are low cost and easily deployable. The FaxPress products are available through a worldwide network of distributors, resellers, and online retailers.

Castelle’s expertise in building “all-in-one” network appliance solutions facilitates our plan to broaden our offerings in the areas of document capture, routing and management. The network appliance design combines software and hardware into a “plug and play” device, and we believe this design is particularly well suited to support our focus on achieving synergies with multi-function product manufacturers and their dealer networks.

We further increased our product portfolio, customer base and distribution capabilities with the acquisition of Ocė Document Technologies GmbH (“ODT”) in January 2008. ODT is a provider of software and solutions for document capture, text recognition, and document classification. ODT, a wholly-owned subsidiary of the Ocė Group since 2000, has approximately 178 employees and maintains its global headquarters in Constance, Germany, and its North American office in Bethesda, Maryland. On an unaudited basis, ODT’s revenue was about €22.5 million for the 12 months ended November 30, 2007 and their gross margin was about 65%. ODT’s revenue includes software licenses, maintenance and support, hardware and professional services. In contrast to our business prior to acquisition, ODT’s revenue includes a higher percentage of professional services and a larger portion of their sales are made directly rather than through partners. As a result of these factors, and a smaller revenue and customer base, ODT has a lower gross margin and more revenue variability.

After our acquisition, we re-named ODT to Captaris Document Technologies (“CDT”). CDT develops intelligent document and character recognition technologies that can read and extract the important information from documents needed to drive business processes and decisions. CDT products include RecoStar, DOKuStar, Single Click Entry and ID-Star. CDT customers include some large ISVs and OEMs with capture offerings, as well as blue chip end-user accounts in Germany. CDT’s expertise in intelligent

CAPTARIS, INC.

document recognition supports our vision of fully enabling document capture, collaboration and workflow. As we continue to merge our products, we anticipate leveraging CDT’s technology to enhance capture and routing in both the RightFax and Alchemy platforms. The ability to classify documents and extract critical meta-data will also enable deeper integrations with line of business applications and business process management.

Industry Background

Every organization looks to optimize and automate its internal processes to achieve several desirable outcomes: to comply with regulations; to improve customer service; to increase employee productivity; to improve and accelerate revenue flows; to decrease labor, system and program costs; and to more efficiently share, store and retrieve information. With increasing amounts of information to exchange and manage, we believe there is a growing need for organizations to intelligently and securely capture and manage business information and resources throughout the information lifecycle in a more timely and cost-effective manner.

Solutions to these business needs are found within the multi-billion dollar Enterprise Content Management (“ECM”) market. The ECM market is further categorized into several market segments:

•	Capture, which includes fax servers;

•	Business Process Management, which includes workflow;

•	Electronic Document Management Systems which includes document routing and multi-function product solutions;

•	Enterprise Search, and,

•	Electronic Records Management.

Captaris offers products that serve all of these market segments.

Strategy

We believe the ECM market presents growth opportunities for our products, particularly in the areas of distributed capture, routing, document and business process management. Further, we believe our product portfolio is appropriately targeted for opportunities being created by Microsoft’s development of SQL Server, SharePoint Server, the Windows Workflow Foundation, and enterprise search.

The rapid increase in document-based information, combined with the regulatory and legal pressure to control all of the content more closely than ever before, has further accentuated the need for organizations to purchase products and services that can solve their business challenges. With our comprehensive product portfolio, large and diverse distribution channels, and sizable installed base of customers, we believe we are poised to take advantage of these industry trends. The key components of our business strategy include:

Strengthening our leadership position in distributed document capture solutions. We believe organizations are moving away from centralized document capture operations designed to achieve economies of scale and moving towards capturing information closer to the point of origin within their enterprises. By capturing information at the point of origin, documents and associated data describing the context, content and structure of the data on the document are more easily integrated into business processes. Fax servers are by their very nature distributed capture solutions that import and route digital documents. Our intent is to add document classification and more robust data extraction technologies, acquired as part of the CDT acquisition, and evolve RightFax from a fax server into a broader distributed capture platform.

Leveraging our expanded product portfolio across our large channel. As we integrate the CDT technology into the RightFax and Alchemy platforms and leverage the appliance building capability of Castelle, we believe these technologies will reach a broader market through the larger customer base and distribution capabilities of Captaris. We intend to bring new or improved products to market in ways that fit each channel’s strengths.

Leveraging Captaris multi-function product (“MFP”) vendor relationships to enhance our distribution capabilities. Based on industry reports, we believe MFP vendors are selling over $1 billion in software licenses per year. Based on these reports, we believe the vast majority of these sales are in the areas of document capture, routing, and management. Over the past several years we have invested in building relationships with the MFP vendors and have established agreements with many large MFP distributors.

Selling more products into our large installed base of customers. We plan to grow our existing customer relationships by offering add-on modules, software upgrades and new products. We continually train our sales force and partners with the skills needed to cross-sell our entire product line into our existing customer base.

CAPTARIS, INC.

Expanding our strategic technology partnerships worldwide. We have strategic partner relationships with large technology companies including Canon U.S.A., Inc., Cisco Systems, Inc., Hewlett Packard Company, Microsoft Corporation, Oracle Corporation and Xerox Corporation. We plan to pursue an expansion of similar agreements in the future through our business development efforts.

Pursuing global opportunities. We believe that the market for document-centric solutions outside the United States will experience consistent growth over the next few years. To pursue these opportunities, we localize our products into regional languages. We also actively recruit new international resellers, distributors and strategic partners to expand our market coverage and enhance technical expertise.

Grow through acquisitions. Growth through acquisitions of complementary technologies, products and distribution channels offers the potential for significant competitive advantages. In July 2007, we acquired Castelle, the maker of a network fax appliance, to expand our fax server offerings and acquire the skills necessary to develop other network appliances. In January 2008, we acquired CDT, a provider of document and character recognition technologies, to expand and strengthen our existing document solutions.

Products and Services

Our product suite addresses the key phases of the information lifecycle, from the capture, recognition and routing of documents to processing, management and delivery. Our products can be deployed alone or integrated together to solve challenging business problems and improve organizational efficiency.

Our products and services include the following categories:

•

Intelligent document capture, recognition, classification, and routing solutions that create “smart documents” and automatically deliver them to meet the collaboration and compliance needs of today’s business environment.

•

Business process management software that automates both functional and vertical business processes, helps organizations maintain accountability, supports compliance initiatives and increases productivity; and

•

Document management software products that target business needs for reducing paper by storing and accessing digital content throughout the information lifecycle and supporting compliance and collaboration within organizations.

Document Capture, Recognition, Classification, and Routing Products

Single Click Entry

Single Click Entry is designed to reduce human error and increase productivity for any application where data from scanned images is currently entered by hand. This application extracts data from an image and automatically transfers it to line of business applications for use within business processes. Powering this simple and easy to use application are a combination of high performance optical character recognition (“OCR”) and forms processing technologies from our CDT subsidiary.

DOKuStar

The DOKuStar product suite provides intelligent document recognition and classification, which are essential to reducing human error, improving compliance, and increasing productivity in any document-centric business process. DOKuStar is sold as a tool set to independent software vendors and system integrators for building vertical applications for document capture and forms processing.

RecoStar

RecoStar, an OCR product, is embedded into document management applications, providing fast processing speeds without sacrificing accuracy. Although OCR technology has been around for many years, we believe this technology is fundamental to new developments in the areas of information classification and enterprise search.

RightFax

RightFax is a solution for distributed capture and processing of business documents, delivering information within or without an organization in a secure and auditable way. The RightFax product suite includes a wide range of solutions: inbound document capture and routing, fax over Internet protocol (“FoIP”), desktop faxing over a network, and high-volume document delivery from back-office software applications such as those from Oracle or SAP. Although fax has been around for many years, we believe the market shift towards distributed capture provides new growth opportunities. When compared to other remote capture and delivery methods, our customers report that fax has advantages for digitizing documents remotely and routing them between users because of the widespread availability, proven security and reliable audit capabilities of faxing.

CAPTARIS, INC.

RightFax Connector for Microsoft SharePoint

The RightFax SharePoint Connector enables documents to be captured remotely and populated into SharePoint enabling collaboration and workflow. This integration routes the inbound document to a specific SharePoint repository, notifies the end-user of the documents arrival, and triggers the start of the business process.

FaxPress

FaxPress is an “all-in-one” network fax appliance for businesses and enterprises. FaxPress is designed to be easily deployed and maintained, and provides an economical solution for companies seeking basic fax services.

Business Process Automation Products

Captaris Workflow

Captaris Workflow is a workflow platform built on the Microsoft .NET (“.NET”) Framework, developed to take full advantage of the .NET environment. We designed Captaris Workflow to improve operational processes for midsize and large businesses that have standardized on Microsoft technologies. We believe Captaris Workflow offers significant advantages over past workflow automation approaches with a design that, we believe, facilitates rapid, understandable, affordable and robust solutions that are highly scalable.

We are currently developing new versions of Captaris Workflow that leverage and extend the Microsoft Windows Workflow (“WinWF”) foundation. We believe Captaris Workflow adds significant value on top of WinWF by providing higher-level objects interfaces and tools so that end-users, business analysts, and application developers can rapidly create and deploy applications to manage complex business processes, while supporting the users through the entire lifecycle of process-centric solutions.

Document Management Products

Alchemy

Alchemy provides organizations with a complete solution for document capture, indexing, document management, archiving, records management, search and retrieval. Alchemy is designed specifically for organizations with limited or constrained IT resources, and to be deployed quickly and efficiently by end-users. Alchemy specializes in the management of “fixed” content that organizations must retain for business, compliance and/or legal purposes.

Professional Services

Captaris provides strategic and architectural consulting, custom deployment, integration services to third-party technologies, training and other services. These services are frequently offered as an extension of the capabilities of our channel partners.

Distribution

We sell, promote and receive referrals for the use of our products primarily through an indirect channel of resellers and distributors, system integrators, strategic partnerships, OEMs and private label agreements, as well as through our enterprise sales team and national account managers that hold dedicated business relationships with assigned accounts on the Fortune 500 list. We believe the use of multiple distribution channels increases the likelihood that our products will be sold to more customers. No single customer represented more than 10% of our net revenue in 2007, 2006, or 2005.

Our revenue and long-lived assets are classified by geographic area in Note 15 to our Consolidated Financial Statements included herein.

Product Support

We sell a variety of customer support packages for all of our products. In addition, we typically bundle a first year maintenance program with our software licenses. Our maintenance and support agreements provide customers with telephone, web and on-location

CAPTARIS, INC.

support and unspecified upgrades and updates, when and if available. We recognize revenue for maintenance and support agreements on a straight-line basis over the service contract term, generally ranging from one to five years. We provide worldwide support 24 hours per day, 7 days per week.

The Captaris Learning Center, our online training program, enables our customers to improve their skill levels around our products and solutions. Customers register for courses online, manage their curriculum, track their class history, receive training announcements on a regular basis, complete online surveys of classes taken and register and take web-based training from one location. We deliver some educational content as a subscription-based service and we recognize the revenue from these services on a straight-line basis over the term of the subscription.

Product Development

We have in-house expertise in the development of systems that capture, recognize, classify, index, route, process, render, store, retrieve and deliver documents and data. We also have expertise in integration with back-end office systems and databases. We believe that our expertise in these areas enables us to efficiently bring innovative software products to market.

In 2007 we contracted with multiple outsource companies for maintenance engineering efforts and selected new product development. In conjunction with our outsourcing program, we are in the late stages of completing a restructuring of our development organization. At the end of 2007, we have three primary product development centers: Bellevue, Washington; Morgan Hill, California; and Tucson, Arizona. With the acquisition of CDT, we added a product development center in Constance, Germany.

We internally develop or acquire our defining core technologies, and we license from third parties primarily broad-based, generic or non-strategic components of our products, such as database software, imaging and network connection software. Whenever practical, we license and integrate such technology into our product offerings in order to decrease the cost of development and shorten the time to market for our products. We also believe that acquiring new technologies and new product offerings is consistent with our strategic initiatives, and we will pursue such opportunities as they become available.

For our product offerings to continue to achieve acceptance and remain competitive, we believe it is necessary to develop enhanced versions of our software applications. Our research and development expenditures were $16.2 million, $12.2 million, and $14.0 million in 2007, 2006, and 2005 respectively. Research and development expenses as a percentage of revenue were 17.0%, 13.3% and 16.2% in 2007, 2006, and 2005 respectively. Additional expenses in 2007 that we did not incur in 2006 or 2005 included making changes in our research and development organization’s structure to reduce the costs associated with sustaining and maintenance engineering for Alchemy and Captaris Workflow.

We also develop versions of our products for several foreign markets. This globalization effort includes converting client interfaces and documentation into foreign languages and includes the expansion of internal character sets to accommodate a broader set of potential foreign languages. We expect to continue to expend research and development resources on these efforts.

Proprietary Rights

We rely on a combination of patents, copyrights, trademarks and trade secret laws, nondisclosure and other agreements and technical measures to protect our proprietary technology. We own 12 U.S. patents, including six patents acquired in 2000 in the areas of number qualification, unified messaging and fax technology and two patents acquired in 2002 in the areas of speech compression and operating system installation/servicing. These issued patents will expire between 2014 and 2026. We also own 14 pending patent applications in the U.S. and eight internationally in a range of areas, including telephony, fax, unified messaging, workflow technology and mobility-related messaging. In addition, in connection with the acquisition of CDT in January 2008, we acquired approximately 10 patents and patent applications covering certain fields of use that we believe are relevant to CDT’s technology.

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

CAPTARIS, INC.

We license certain portions of our technology from third parties under written agreements, some of which contain provisions for ongoing royalty payments. Our royalty expense as a percentage of net revenue was 1.3%, 0.9% and 1.0% for the years ended December 31, 2007, 2006 and 2005, respectively.

Competition

We compete in several software markets including document capture, fax servers, business process management, and document management software. These markets are quickly evolving, highly competitive and subject to rapid technological change. Moreover, we expect to face increasing competitive pressures from both current and future competitors in the markets we serve. In most cases, we face vendors that are focusing on one particular market. The principal competitive factors applicable to our products and services include:

•	breadth and quality of software alternatives;

•	the ability to integrate various products with customers’ existing business applications and networks;

•	the ability to respond to technological change;

•	the level of customer support and professional services;

•	relationships with distributors, strategic partners, value-added resellers and systems integrators;

•	an installed base of similar or related products;

•	end-user price; and

•	channel partner margins.

Our suite of products comprises versatile solutions for the mid-market and enterprise departments provided through a single vendor, which we believe is a competitive advantage of our products. With respect to individual offerings in our product line, our competitive position with respect to the factors above varies depending on the market addressed.

For our fax server and document delivery products, our principal competitors are Esker, Inc. S.A., Biscom, Inc., Kofax/TOPCALL, Fenestrae, GFI Software, Ltd. and SAGEM-Interstar. In the overall fax server market we believe we hold the leading market share, based on worldwide revenue. Our fax server products also compete with vendors offering a range of alternative fax solutions, including standalone fax machines, operating systems containing fax and document transmission features, low-end fax modem products, desktop fax software, single-platform fax software products, application service providers and hosted solutions including J2 Global Communications and PTEK Holdings, Inc., bundled fax software and hardware providers, and customized proprietary software solutions. We strive for competitive differentiation by offering complementary products from our extensive product portfolio.

Our capture products from the recent CDT acquisition face several competitors. In the RecoStar OCR market, we consider the main competitors to be Nuance’s Scansoft division, ABBYY and Iris. We expect increasing competition from emerging OCR companies specializing in Asian languages. In the DOKuStar intelligent document recognition (“IDR”) market, we compete against EMC/Captiva, Dicom/Kofax, and ReadSoft among others; these vendors provide packaged solutions. In comparison, we believe we have an advantage and defensible niche by providing an IDR platform that can be integrated within other applications.

For our business process automation products, we face several competitors offering similar products and using similar architecture designed for rapid deployment by knowledge workers. We believe the direct competitors of our business process automation products also utilize the .NET product architecture and would include K2.net (SourceCode Technology Holdings, Ltd.), Metastorm, and Ultimus, Inc. Overall, we believe our products are differentiated from our competitors’ products due to our deep integration with Microsoft technology and applications, as well as our ability to offer our own capture and document management products to round out solutions. We do not categorize Microsoft’s WinWF as a direct competitor but as a new and widely available platform on which to build our workflow and business process management products.

Our document management solutions compete primarily in the mid-market and MFP dealer channels based on functionality and price. Our main competitors are Hyland Software, Inc. (OnBase product), EMC Corporation / Documentum (ApplicationXtender product), Westbrook Technologies, Inc. (Fortis product) and Compulink Business Systems, Inc. (Laserfiche product). While these vendors offer products with similar functionality, we strive to differentiate by the simplicity of Alchemy, the respective price/value received, and by the inherent benefits of offering complementary products in the Captaris product suite: RightFax, FaxPress, Single Click Entry and Captaris Workflow.

CAPTARIS, INC.

Hardware

To augment RightFax sales, we currently purchase fax boards from Dialogic Corporation. Similarly, our FaxPress network appliance business is dependent upon our manufacturing partners and component suppliers. If these manufacturers terminate their relationships with us, are unable to fill orders on a timely basis, or experience quality performance issues, we may be unable to meet our customers’ demands which could delay or decrease our revenue or otherwise have an adverse impact on our operations. In 2007, we made strides in moving beyond our dependence on fax hardware by starting the transition to software-based FoIP which does not rely on fax hardware in many Internet protocol environments. We expect this shift from hardware to software to increase over the next several years.

Seasonality

Most of our software product revenue comes from current-quarter orders and sales, of which a substantial portion has, at times, occurred in the last month of the quarter. Our results of operations may fluctuate as a result of seasonal factors and they may cause our operating results to fall below the expectations of securities analysts and investors for a particular quarter. Specifically, due to typical year-end dealer sales patterns and end-user buyer patterns, revenue in our first quarter, without taking into account the effect of acquisitions, has historically declined from the fourth quarter of the previous year. Revenue builds gradually during the second and third quarters ending with the fourth quarter as our largest quarter for revenue. We anticipate this pattern will continue in 2008.

Employees

As of December 31, 2007, we had 450 full-time employees, 177 in sales and marketing, 118 in technical support and production, 84 in engineering and product development and 71 in finance, information technology and administration. Our employees enter into agreements containing confidentiality restrictions. We have never had a work stoppage and no employees, other than those with CDT, are represented by a labor organization. We consider our employee relations to be good.

Subsequent to year end, we acquired CDT. CDT has approximately 178 employees.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are available free of charge on our Web site as soon as reasonably practicable after the reports have been filed with or furnished to the SEC at http://www.captaris.com under “About Us—Investor Relations—SEC Filings.” In addition, the following corporate governance materials of Captaris are also available in the “About Us” menu by selecting the “Corporate Governance” link on our Web site at http://www.captaris.com:

•	Audit Committee, Compensation Committee and Governance Committee Charters.

•	Code of Business Conduct applicable to all directors, officers and employees of Captaris.

•	Finance Code of Professional Conduct for our CEO and senior financial officers.

If we waive any material provision of our Code of Business Conduct or Finance Code of Professional Conduct for our CEO and senior financial officers or substantively change the codes, we will disclose that fact on our Web site within four business days. A copy of any of the materials filed with or furnished to the SEC or copies of the corporate governance materials described above are also available free of charge and can be mailed to you upon request to Captaris, Inc., Investor Relations, 301 116th Avenue NE, Suite 400, Bellevue, WA 98004.

CAPTARIS, INC.

Executive Officers

Our executive officers as of March 1, 2008 are as follows:

Name	Age	Position	Executive Officer Since
David P. Anastasi	51	President, Chief Executive Officer and Director	2000
Peter Papano	58	Chief Financial Officer and Treasurer	2003
Douglas F. Anderson	54	Senior Vice President of Global Field Operations	2007
Paul M. Yantus	46	Executive Vice President of Marketing and Product Development	2007

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

Mr. Anderson joined Captaris in July 2005 as Vice President of North American Field Operations. In April, 2007, he was promoted to Senior Vice President Global Sales and Field Operations. Prior to joining Captaris, Mr. Anderson held management positions at IBM from 1976 to 1985, Lotus Development Corporation from 1985 to 1990, Saros Corporation (FileNet) from 1991 to 1994, and executive-level positions with several emerging public and private companies headquartered both in and outside North America. Mr. Anderson holds a bachelor’s degree from the University of Washington.

Mr. Yantus joined Captaris in April 2007 as Executive Vice President of Marketing and Product Development. Prior to joining Captaris, from March 2005 to September 2006, Mr. Yantus served as President and CEO of Scan-Optics, a provider of information capture and recognition technologies to the financial, government, and education markets. Prior to Scan-Optics, he founded Espire, an ASP solution for managing branded messaging, and served as its President from July 2003 to March 2005. From March 1999 to June 2003, Mr. Yantus served as Senior Vice President of Custom Communications division for MSX International. Mr. Yantus holds a B.B.A. degree from Western Michigan University and a Post Bachelor degree in Computer Science from Wayne State University.

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

The market price of our common stock has been, and may continue to be, highly volatile. The future price of our common stock may fluctuate in response to factors, involving our competitors or us, such as:

•	new product announcements or changes in product pricing policies;

•	quarterly and seasonal fluctuations in our operating results;

•	announcements of technical innovations;

•	announcements relating to strategic relationships or acquisitions;

CAPTARIS, INC.

•	changes in earnings estimates by securities analysts; and

•	general conditions in the economy and/or levels of information technology spending.

In addition, the market prices of securities issued by many companies, particularly in high-technology industries, are volatile for reasons unrelated to the operating performance of the specific companies. This industry volatility, along with broad market fluctuations, may adversely affect the market price of our common stock.

Our quarterly and seasonal sales operating results vary. These operating results may fall below expectations of securities analysts and investors.

Our sales operating results may fluctuate significantly from quarter to quarter or season to season in the future. Because of these fluctuations, our operating results for a particular quarter may fall below the expectations of securities analysts and investors. If this occurs, the trading price of our common stock may decline. These fluctuations could cause period-to-period comparisons to be less than meaningful. Numerous factors contribute to the unpredictability of our operating results, including:

•	fluctuations in quarterly sales patterns;

•	seasonality factors discussed below;

•	the timing of customer orders;

•	constraints on our manufacturing and assembly operations;

•	shortages or increases in the prices of raw materials and components;

•	changes in our mix of products and distribution channels;

•	customer order deferrals in anticipation of new versions of our products;

•	the announcement or introduction of new products by us or our competitors;

•	pricing pressures;

•	costs related to the acquisition of technologies or businesses;

•	costs of maintaining, integrating or expanding our operations;

•	costs of hiring qualified personnel;

•	technological changes in our market, including changes in standards for protocols, platforms and operating systems applicable to software, hardware and networking environments;

•	costs associated with outside service providers, such as legal counsel and auditors, and taxes owed by us;

•	general economic conditions; and

•	exchange rate fluctuations.

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

Subsequent to year end, we acquired Océ Document Technologies GmbH and renamed it Captaris Document Technologies GmbH (“CDT”). (We discuss this acquisition in further detail in this report under Subsequent Events in Item 7, Management’s

CAPTARIS, INC.

Discussion and Analysis of Financial Conditions and Results of Operations.) CDT transacts business in Euros and its revenue, expenses and results of operations will be translated to U.S. dollars in our consolidated financial statements. We expect a significant portion of our consolidated revenue in 2008 to come through CDT. As such, our revenue, operating expenses and results of operations may fluctuate as a result of changes in foreign currency rates between the Euro and U.S. dollar. This may cause our operating results to fall below the expectations of securities analysts and investors for a particular quarter or year.

We depend on third parties for key components of our RightFax product.

Until October 2007, two domestic suppliers provided fax processing circuit boards to meet our specifications, Dialogic Corporation and Cantata Technology, Inc. Historically, we have relied almost exclusively on Cantata for fax boards primarily because of volume price discounts and the cost and effort required to develop software for alternate fax boards. In October 2007, Dialogic announced that it had acquired all of the outstanding stock of EAS Group, Inc., which owns Cantata. As a result, our suppliers of fax boards are now consolidated under the control of a single parent company, Dialogic. Significant changes in technology, issues regarding quality performance, delays, interruptions or reductions in our supply of fax boards, or unfavorable changes to price and delivery terms could adversely affect our business. We may be relatively more impacted by these issues now that Dialogic controls Cantata.

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

Creating and maintaining OEM and strategic relationships is important to our success because these relationships enable us to market and distribute our products to a larger customer base than we could otherwise reach through our direct marketing efforts. We may not be successful in creating new OEM or strategic relationships on acceptable terms, if at all. Moreover, although we view our OEM and strategic relationships as an important factor in the successful commercialization of our products, our current strategic partners may not view their relationships with us as significant for their own businesses and any one of them could reassess their commitment to us in the future. Further, our OEM and strategic relationships are generally non-exclusive, which means our OEM and strategic partners may develop relationships with some of our competitors. Failure of one or more of our OEM and strategic partners to successfully develop and sustain a market for our products, or the termination of one or more of our OEM and strategic relationships, could adversely affect our ability to maintain or increase revenue.

Additionally, our OEM and strategic partners, from time to time, require us to customize our products and/or develop further enhancements or capabilities. If we are unable to meet these requests in a timely manner, our relationships with our partners and operating results could be negatively impacted.

Our market is highly competitive.

The business solutions market is highly competitive and is rapidly changing. We may not have the financial resources, marketing, distribution, service capability and depth of key personnel or technological knowledge to continue to compete successfully in each of our markets.

We believe the main competitive factors affecting our business are breadth and quality of software alternatives, product integration capabilities, product functionality, performance, reliability, ease of use, ability to update our products to respond to technological change, relationships with distributors, strategic partners, value-added resellers and systems integrators, price, size of the installed base, level of customer support and professional services.

CAPTARIS, INC.

In the market for LAN-based fax systems, our principal competitors are Esker, Inc. S.A., Biscom, Inc., TOPCALL International AG, Omtool, Ltd., Fenestrae, GFI Software, Ltd. and SAGEM-Interstar. Our fax server products also compete broadly with vendors offering a range of alternative fax solutions, including operating systems containing fax and document transmission features, low-end fax modem products, desktop fax software, single-platform fax software products, outsource fax providers and customized proprietary software solutions. The direct competitors of our business process automation products include K2.net (SourceCode Technology Holdings, Ltd.), Metastorm and Ultimus, Inc. Our main competitors of our document archiving products are Hyland Software, Inc. (OnBase product), EMC Corporation / Documentum (ApplicationXtender, EmailXtender products) and Compulink Business Systems, Inc. (Laserfiche product). For our capture products, our main competitors are Nuance’s Scansoft division, ABBYY and Iris. In addition, we compete against EMC/Captiva, Dicom/Kofax, and ReadSoft among others.

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

In our industry, technology and customer demands change rapidly and our competitors frequently introduce new products and features. To succeed, we must identify, develop and market new products, features and services that are compatible with a growing array of computer and peripheral devices, support popular computer and network operating systems and applications, and achieve broad market acceptance by satisfying evolving customer needs and keeping pace with those technological developments. To do this, we must spend substantial funds on product development. We regularly devote significant resources to technologies that we anticipate will be widely adopted. To be successful, we must, among other things, develop and market products and services that achieve broad market acceptance. We may not be able to develop new products or product enhancements on a timely basis. Even if we do, the market may not accept the new products or product enhancements that we develop and accordingly, the results of our operations may be adversely affected.

We may require additional capital in the future and may be unable to obtain this capital at all or on commercially reasonable terms.

The development and marketing of products requires significant amounts of capital. If we need additional capital resources, we may be required to sell additional equity or debt securities, secure additional lines of credit or obtain other third party financing. The timing and amount of such capital requirements cannot be determined at this time and will depend on a number of other factors, including demand for our existing and new products and changes in technology in the networking industry. We may also need to raise additional funding if we decide to undertake more rapid expansion, including acquisitions of complementary products or technologies. There can be no assurance that additional financing will be available on satisfactory terms when needed, if at all. Failure to raise such additional financing, if needed, may result in our inability to achieve our long-term business objectives. Moreover, if we need to issue equity or convertible debt securities to raise additional capital, any such issuance could result in significant dilution to our shareholders.

Our business is affected by adverse economic conditions and resulting declines in customers’ investments in our products.

Our profitability may be adversely affected by global economic conditions and a prolonged economic slowdown. Generally, we derive net revenue primarily from licensing software as well as follow-on sales of add-on software modules and the sale of maintenance and support agreements. We group our revenues based on whether the revenue is non-recurring revenue (revenues from sales of software) or recurring revenue (revenues from maintenance and support agreements). During a short-term economic slowdown, non-recurring revenue is adversely affected because customers are reluctant to buy software, but this adverse impact is generally offset by recurring revenue from long-term maintenance and service contracts. During a prolonged economic slowdown, however, the reluctance of our customers to invest has an adverse impact on both recurring and non-recurring revenue because both

CAPTARIS, INC.

types of revenue are to a large extent based on our installed base. As long-term maintenance contracts expire during a prolonged economic slowdown, we enter into fewer new long-term agreements to replace expiring contracts because fewer customers make investments in software during the slowdown.

We are highly dependent on information technology systems.

Our operations rely on complex information technology systems and networks, which are potentially vulnerable to damage or interruption from a variety of sources. We are constantly evaluating our current technology and information technology systems. Although we take precautions against interruptions of our information technology systems and networks and the unrestricted disclosure of our proprietary information, a prolonged interruption of our information technology systems or a disclosure of our proprietary data could adversely affect our business.

We face risks from our international operations.

Maintaining or growing our revenue depends, in part, on our international product sales. We focus significant management attention and financial resources toward our international operations and, with the acquisition of CDT in January 2008, we have significantly expanded these operations. It is costly to establish international facilities and operations to promote our brand internationally and to develop localized systems. We may not succeed in these efforts. Our net sales from international market segments may not offset the expense of establishing and maintaining the related operations and, therefore, these operations may not be profitable on a sustained basis. Significant portions of our revenue are subject to the risks associated with international operations, which include:

•	difficulty adapting products to local languages and technologies;

•	inability to respond to changes in regulatory requirements;

•	inability to meet special standards requirements;

•	exposure to exchange rate fluctuations;

•	restrictive governmental actions (such as trade protection measures, including export duties and quotas and custom duties and tariffs);

•	import or export licensing requirements, restrictions, tariffs and other regulatory restrictions;

•	the burdens of complying with a variety of foreign laws, including more protective employment laws;

•	limitations on the repatriation of funds;

•	longer receivables cycles;

•	difficulties in staffing and managing international operations;

•	potentially adverse tax consequences; and

•	uncertainties arising from local economic or market conditions, local business practices and cultural considerations.

In addition, the laws of some foreign countries are uncertain or do not protect intellectual property rights to the same extent as the United States. Moreover, we could be sued for patent infringement or other intellectual property violations in a foreign country where it could be very costly to defend such a lawsuit.

Currently, our United States sales and some international sales are denominated in U.S. dollars. We also may price our international sales to Europe in Euros, to the United Kingdom in British pounds sterling, to Canada in Canadian dollars, and to Australia in Australian dollars. Increases in the value of the U.S. dollar against these currencies could cause our products to become relatively more expensive to customers in a particular country or region, leading to reduced revenue or profitability in that country or region. We expect to continue expanding our international operations. As a result, we expect our non-U.S.-dollar-denominated sales and our exposure to gains and losses on international currency transactions will increase, which could have a material adverse effect on our results of operations in a given quarter or year.

As of the date of this report, a significant amount of our cash is held by our German subsidiary, and if we are not able to repatriate these funds in a timely manner, our liquidity may suffer.

CAPTARIS, INC.

Since the acquisition of CDT in early January 2008 and through the date of this report, the majority of our consolidated cash is held by CDT in Germany. As of the date of this report, CDT is restricted under German law from repatriating its cash to Captaris in repayment of an intercompany loan established to fund the acquisition of CDT. As discussed in more detail in Item 7 of this report under Liquidity and Capital Resources, we are taking specific actions which we believe will allow CDT to repatriate its excess cash to Captaris during the second quarter of 2008. There can be no assurances that our actions will be successful or completed in a timely manner. Our inability to complete these actions in a successful and timely manner could have a material adverse effect on our financial condition, results of operations, cash flows and liquidity.

The outstanding intercompany loan to our wholly-owned subsidiary of €31.6 million ($46.2 million) exposes us to significant gains and losses from fluctuations in the exchange rate to U.S. dollars. To mitigate this risk, we have entered into a foreign currency exchange forward contract, agreeing to sell approximately €31.6 million at a future date. This contract is unsecured and matures on April 4, 2008. Under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, our foreign currency forward contract is an effective hedge of our foreign currency risk exposure on the intercompany loan. However, until our subsidiary can remit cash in repayment of the intercompany loan, which we would then use to settle the foreign currency forward contract, we are exposed to potentially significant U.S. dollar cash flow risks. To the extent that the foreign currency forward contract is in a loss position on the date of maturity, we must settle the contract in U.S. dollars equal to the amount of the loss. Additionally, we intend to continue to hedge our foreign currency exposure on the intercompany loan until it is repaid in full. This will require us to enter into a new foreign currency contract when our existing foreign currency contract expires on April 4, 2008. There can be no assurances that we will be able to obtain a new foreign currency contract at the same rate or similar unsecured terms.

We are exposed to foreign currency exchange rate volatility in our international operations, which may result in currency translation losses that could have material adverse effect on our results of operations and financial condition.

The results of operations and financial condition of our international operations and subsidiaries are exposed to foreign exchange rate fluctuations. Upon translation, operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of certain balances denominated in foreign currencies. For example, with respect to our net assets denominated in currencies other than the U.S. dollar, a strengthening U.S. dollar would result in less net assets when converted to U.S. dollars, which could have a material adverse impact on our financial condition or results of operations. As we have expanded our international operations, and particularly with the acquisition of CDT in early January 2008, our exposure to these exchange rate risks has increased. As of the date of this report, a significant portion of our net assets are denominated in Euros and, to a lesser extent, in Canadian dollars, Australian dollars and British pounds sterling. Moreover, with the acquisition of CDT, a significant portion of our consolidated revenue will be denominated in Euros. Historically, we have not hedged our foreign currency translation risk. Although we may do so in the future, there can be no assurance that any such actions will entirely mitigate our exposure to these risks.

The integration of recent and any future acquisitions may be difficult and disruptive, and we may incur significant costs in connection with the evaluation and negotiation of potential acquisitions.

We frequently evaluate potential acquisitions of products, technologies and businesses. Any acquisitions we may undertake may direct management’s attention away from the day-to-day operations of our business and may pose numerous other risks. We may not be able to successfully integrate technologies, products, personnel or operations of companies that we may acquire or retain customers of the acquired business. In addition, we may be subject to further regulatory approvals, we may be entering markets in which we have limited or no prior experience and we may be unable to retain key employees or to recruit additional managers with the necessary skills to supplement the management of the acquired businesses. In addition, we may need to make significant cash payments and dilutive issuances of our equity securities, incur debt, assume unknown liabilities, write-off purchased in-process research and development, amortize expenses related to other intangible assets and incur restructuring charges as well as costs of integrating personnel and operations. Any of these events could have a material adverse effect on our financial condition or results of operations.

In connection with our evaluation of, and negotiation with, potential acquisition candidates, we may incur significant costs, including legal, accounting and financial advisory fees. We have typically deferred and, upon completion of the transaction, capitalized the acquisition costs as part of the purchase price. However, if the acquisition is abandoned without completion, we would write off the deferred expenses as a charge to operating expenses in the quarter in which we concluded the transaction would not be completed. In some cases, particularly when a potential acquisition is abandoned in the late stages of the due diligence and negotiation process, the acquisition costs may be significant and could have a material adverse effect on our financial results in the quarter and year in which we recognize the charge. Beginning on, but not before, January 1, 2009, our practices with respect to acquisition costs will change to comply with the provisions of SFAS No. 141 (revised 2007) (“SFAS No. 141R”), Business Combinations, which

CAPTARIS, INC.

replaces SFAS No. 141 and amends several others. SFAS No. 141R does not allow us to defer acquisition costs and include them as part of the purchase price. Instead, SFAS No. 141R requires us to record all acquisition costs as a charge to operating expenses as we incur them.

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

We have been involved in an ongoing lawsuit in Circuit Court in Cook County, Illinois. The lawsuit was filed by Travel 100 Group, Inc. (“Travel 100”), against Mediterranean Shipping Company (“Mediterranean”). The complaint alleges violations of the Telephone Consumer Protection Act in connection with the receipt of facsimile advertisements that were transmitted by MediaTel Corporation, a wholly-owned subsidiary of Captaris, on behalf of travel service providers, including Mediterranean. All of the assets of MediaTel were sold to a subsidiary of PTEK Holdings, Inc. on September 1, 2003. Under the Telephone Consumer Protection Act, a court can impose liability of $500 per fax on a party that sends a fax without consent of the recipient and can increase the liability to $1,500 per fax if the sending of the fax is willful.

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

On September 29, 2006, the court in the Mediterranean case granted summary judgment in favor of Mediterranean and Captaris and dismissed the case. In granting summary judgment, the court ruled that Travel 100 had invited the facsimile advertisements and there was no violation of the Telephone Consumer Protection Act. Travel 100 filed a motion for reconsideration, which the court denied. Travel 100 then filed a notice of appeal on December 29, 2006. All briefing on the appeal is complete, however no date has been set for oral argument.

Our insurance carrier has agreed to pay defense costs in the Mediterranean case but has reserved its rights to contest their duty to indemnify Captaris with respect to this matter. We are vigorously defending the Mediterranean case, but litigation is subject to numerous uncertainties and we are unable to predict the ultimate outcome of this case. Moreover, even if the plaintiff prevails on the appeal, the plaintiff will still need to certify a class. The amount of any potential liability in connection with the case, will depend, to a large extent, on whether a class is certified, and if one is certified, on what the scope of that class will be, neither of which can be predicted at this time.

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

CAPTARIS, INC.

Our products may suffer from defects or errors, which could result in loss of revenue, delayed or limited market acceptance of our products, increased costs and damage to our reputation.

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

CAPTARIS, INC.

•	obtain licenses, which may be unavailable on acceptable terms; or

•	redesign products or services that use the infringing technology.

Our insurance coverage may be insufficient to cover existing or future liability claims.

We maintain third party insurance coverage against various liability risks of property loss. While we believe these arrangements are an effective way to insure against liability and property damage risks, the potential liabilities associated with those risks or other events could exceed the coverage provided by such arrangements.

Our credit facility contains financial and other covenant restrictions, and if we are unable to comply with these restrictions, the bank may declare an event of default.

Our credit facility with Wells Fargo Foothill, LLC contains certain loan covenants, including, among others, financial covenants providing for a minimum EBITDA and maximum amount of capital expenditures, and limitations on our ability with regard to the incurrence of debt, the existence of liens, stock repurchases and dividends, investments, and mergers, dispositions and acquisitions, and events constituting a change in control. In addition, the credit facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, and cross defaults to certain other indebtedness. The occurrence of an event of default will increase the applicable rate of interest and could result in the acceleration of our obligations under the credit facility. If we are unable to comply with these covenants, or if an event of default otherwise occurs, our financial condition and liquidity could be adversely affected.

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

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.

In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. SFAS No. 142 requires us to test our goodwill for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, future cash flows, and slower growth rates in our industry. In the event that, in the future, we conclude that our goodwill or our amortizable intangible assets are impaired, we would be required to record a charge to earnings in our financial statements and that charge may significantly decrease our results of operations.

We develop our products to operate on third party servers and platforms that are beyond our control, and any changes to those platforms or servers could have an adverse impact on our revenues or operating results.

We believe our product portfolio is appropriately targeted for opportunities being created by third party development of servers and operating platforms such as Microsoft’s SharePoint Server and SQL Server. We do not develop these servers or platforms, have no control over changes to their functionality and cannot guaranty that these platforms will remain in the market. As a result, should changes to the platforms occur, we may be forced to incur significant costs to redesign our products or make them compatible with the modified platforms. We may also be forced to completely redesign our product portfolio if one or more of the platforms are no longer available. The costs associated with this could be significant and may have an adverse impact on our overall revenues and/or operating results.

CAPTARIS, INC.

In connection with our acquisition of Oce Document Technologies GmbH, we assumed certain unfunded pension liabilities. We have no assurance that we will generate sufficient cash flow to satisfy these obligations.

In January 2008, we acquired Oce Document Technologies GmbH and, as a part of the transaction, assumed its unfunded pension plan liabilities of approximately $17.9 million as of January 4, 2008. We will be required to fund these obligations through current and future cash flows. Going forward, our net pension liability and cost may be materially affected by the discount rate used to measure these pension obligations and the longevity and actuarial profile of the relevant workforce. A change in the discount rate would result in a significant increase or decrease in the valuation of these pension obligations, affecting the net periodic pension cost in the year the change is made and following years. We have no assurance that we will generate cash flow sufficient to satisfy these obligations. This could have a material adverse effect on our business and results of operations.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our United States headquarters is in Bellevue, Washington. As of December 31, 2007, we occupied 38,185 square feet of office space, net of sub-leased office space, in Bellevue, Washington under a lease that ended on February 29, 2008. In February 2008, we relocated our United States headquarters to a new location also in Bellevue, Washington. As of the date of this report, we lease 52,810 square feet of office space under a lease that expires in February 2015.

Our European headquarters is located in Nieuwegein, the Netherlands. We lease 8,094 square feet of office space under a lease that expires in June 2010.

As of December 31, 2007, we have lease commitments for our other offices in the following locations:

Location	Square Footage	Lease Term	Purpose
Tucson, Arizona	25,000	August 2007 to July 2012	Customer support, sales and software development

Morgan Hill, California	16,600	July 2007 to May 2009	Customer support, sales, software development and product distribution

Englewood, Colorado	15,100	April 2007 to March 2008	Formerly sales, marketing and software development

Calgary, Alberta, Canada	12,400	April 2004 to March 2009	Formerly customer support, sales and software development

Sydney, Australia	3,200	October 2003 to September 2009	Sales

Greenwood Village, Colorado	1,400	March 2008 to February 2010	Sales and marketing

Hong Kong	1,300	December 2005 to November 2009	Sales

With the exception of Calgary, Alberta, Canada and Englewood, Colorado, we generally occupy and fully utilize all of our leased office spaces. In November 2007, we began moving the functions previously conducted in Calgary and Englewood to Bellevue, Washington, Tucson, Arizona and Greenwood Village, Colorado. As of the date of this report, we minimally utilize our leased spaces in Calgary, Alberta, Canada and Englewood, Colorado.

Subsequent to year end, on January 4, 2008, our wholly-owned subsidiary, Captaris Verwaltungs GmbH, a German limited liability company (“CV GmbH”), acquired Océ Document Technologies GmbH (“ODT”), which we renamed Captaris Document Technologies GmbH (“CDT”). In connection with this acquisition, we assumed the following CDT commitments for leased spaces:

CAPTARIS, INC.

Location	Square Footage	Lease Term	Purpose
Constance, Germany	55,800	April 2007 to March 2012	Customer support, sales, software development and product distribution

Bethesda, Maryland	2,400	January 2007 to February 2012	Sales

We believe that our leased spaces for our U.S. headquarters, our European headquarters, and our other offices are adequate to meet our current needs and that suitable additional or alternative space will be available, as needed, in the future on commercially reasonable terms.

Item 3.	LEGAL PROCEEDINGS

As reported in our Annual Report on Form 10-K for the year ended December 31, 2006, Captaris has been involved in an ongoing lawsuit in Circuit Court in Cook County, Illinois. The lawsuit was filed by Travel 100 Group, Inc. (“Travel 100”), against Mediterranean Shipping Company (“Mediterranean”). The complaint alleges violations of the Telephone Consumer Protection Act in connection with the receipt of facsimile advertisements that were transmitted by MediaTel Corporation, a wholly-owned subsidiary of Captaris, on behalf of travel service providers, including Mediterranean. All of the assets of MediaTel were sold to a subsidiary of PTEK Holdings, Inc. on September 1, 2003.

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

On September 29, 2006, the court in the Mediterranean case granted summary judgment in favor of Mediterranean and Captaris and dismissed the case. In granting summary judgment, the court ruled that Travel 100 had invited the facsimile advertisements and there was no violation of the Telephone Consumer Protection Act. Travel 100 filed a motion for reconsideration, which the court denied. Travel 100 then filed a notice of appeal on December 29, 2006. All briefing on the appeal is complete, however no date has been set for oral argument.

Our insurance carrier has agreed to pay defense costs in the Mediterranean case but has reserved its rights to contest their duty to indemnify Captaris with respect to this matter. We intend to vigorously defend the appeal of the Mediterranean summary judgment ruling; however, litigation is subject to numerous uncertainties and we are unable to predict the ultimate outcome of the Mediterranean case. There is no guarantee that we will not be required to pay damages in respect of this case in the future, which could materially and adversely affect our results of operations, cash flows and financial condition for the quarter or year in which any accrual is recorded or any damages are paid.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

CAPTARIS, INC.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Market under the symbol “CAPA”. As of February 29, 2008, there were approximately 110 shareholders of record of our common stock. Many of our shares are held by brokers and other institutions on behalf of shareholders, therefore, we are unable to estimate the total number of shareholders represented by these record holders. The following table sets forth the high and low prices for our common stock for the periods indicated. In determining the high and low prices for the periods indicated, we used the high and low sales prices as reported by The Nasdaq Global Market.

Quarterly Common Stock Price Ranges

Quarter	2007		2006
	High	Low	High	Low
1st	$9.09	$5.46	$4.65	$3.56
2nd	6.30	4.74	4.71	4.00
3rd	5.58	3.96	5.90	4.30
4th	5.50	3.89	8.13	5.08

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Captaris under the Securities Act of 1933, as amended or the Exchange Act.

The following graph compares the five year cumulative total return for our common stock to the cumulative total return of the Nasdaq Composite Index and the S&P SmallCap 600 – Application Software Index for the period beginning December 31, 2002 and ending December 31, 2007.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Captaris, Inc., the Nasdaq Composite Index

and The S&P SmallCap 600 – Application Software Index

CAPTARIS, INC.

The returns above for our common stock are historical and do not necessarily predict future price performance.

This comparison assumes $100 was invested on December 31, 2002 in (a) our common stock (“CAPA”) (b) the Nasdaq Composite Index, and (c) the S&P SmallCap 600 – Application Software Index, with all dividends reinvested.

Dividends

We have not paid any cash dividends on our common stock. We intend to retain any future earnings to fund the development and growth of our business and the repurchase of our common stock. Therefore, we do not currently anticipate paying any cash dividends in the foreseeable future.

Stock Repurchase Plan

In 2006, our Board of Directors authorized us to enter into a Rule 10b5-1 repurchase plan to facilitate the repurchase of our common stock at times when we ordinarily would not be in the market because of self-imposed trading blackout periods. Transactions under the Rule 10b5-1 repurchase plan began on September 18, 2006, the first trading day after the trading window closed in the third quarter of 2006. Also in 2006, our Board of Directors approved two separate increases to our previously announced stock repurchase program. As of December 31, 2007, $9.6 million remains available to repurchase shares. We may repurchase shares in the future subject to the rules of our Rule 10b5-1 repurchase plan and, in the case of any discretionary purchases made outside of the plan, subject to overall market conditions, stock prices, and our cash position and requirements going forward. The repurchase program will continue until the earlier of (a) such time when the maximum dollar amount authorized has been utilized or (b) the Board of Directors elects to discontinue the repurchase program.

Under our Rule 10b5-1 repurchase plan, as well as stock repurchases we made prior to or outside of the plan during open trading window periods, we repurchased 1,663,839 shares of our common stock for $9.5 million, 2,099,506 shares for $11.3 million, and 1,285,778 shares for $4.9 million in 2007, 2006 and 2005, respectively.

The following table summarizes information regarding shares purchased during the quarter ended December 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Purchase Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 through 31, 2007	230,000	$4.91	230,000	$9,912,457
November 1 through 30, 2007	60,000	$4.64	60,000	9,633,838
December 1 through 31, 2007	10,000	$4.21	10,000	9,591,752

Three Months Ended December 31, 2007	300,000	$4.83	300,000	$9,591,752

CAPTARIS, INC.

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected historical financial data is derived from our audited historical financial statements. The consolidated balance sheet data as of December 31, 2007 and 2006 and the consolidated statement of operations data for the years ended December 31, 2007, 2006 and 2005 are derived from the audited historical financial statements and related notes that are included elsewhere in this report. The consolidated balance sheet data as of December 31, 2005, 2004 and 2003 and the consolidated statement of operations data for the years ended December 31, 2004 and 2003 are derived from the audited historical financial statements and related notes which are not included in this report. The information set forth below should be read in conjunction with our historical financial statements, including the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report. Historical results are not necessarily indicative of future results.

	Year Ended December 31,
(in thousands, except per share data)	2007	2006	2005	2004	2003
Consolidated Statement of Operations Data:
Net revenue	$94,829	$91,986	$86,380	$78,036	$83,286
Gross profit	66,075	64,266	59,455	50,954	57,548
Operating expenses	69,891	60,434	67,702	55,104	49,307
Income (loss) from continuing operations	228	3,965	(4,017)	(540)	6,218
Income (loss) from discontinued operations, net of income tax expense (benefit)	(4)	16	38	647	6,315

Net income (loss)	$224	$3,981	$(3,979)	$107	$12,533

Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.01	$0.14	$(0.14)	$(0.02)	$0.20
Income from discontinued operations	(0.00)	0.00	0.00	0.02	0.21

Basic net income (loss) per share	$0.01	$0.14	$(0.14)	$0.00	$0.41

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.01	$0.14	$(0.14)	$(0.02)	$0.20
Income from discontinued operations	(0.00)	0.00	0.00	0.02	0.20

Diluted net income (loss) per share	$0.01	$0.14	$(0.14)	$0.00	$0.40

Weighted average shares used in computation of:
Basic net income (loss) per share	27,019	27,899	28,907	31,346	30,849
Diluted net income (loss) per share	27,623	28,514	28,907	31,346	31,543

	December 31,
(in thousands)	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data:
Cash, cash equivalents and total investments available-for-sale	$46,182	$59,363	$51,527	$57,339	$95,661
Restricted cash(1)	$1,000	$1,000	$1,000	$1,000	$1,000
Working capital, plus long-term investments available-for-sale	$37,373	$55,424	$47,734	$52,408	$92,198
Total assets	$139,498	$135,948	$131,203	$138,346	$144,755
Redeemable common stock	$—	$—	$—	$—	$3,000
Total shareholders’ equity	$93,911	$97,827	$97,779	$106,241	$117,828
Shares outstanding	26,378	27,556	28,367	29,452	32,358

(1)	A cash deposit supports a $1.0 million letter of credit that serves as collateral pursuant to a lease agreement for our corporate headquarters. This collateral was required through January 31, 2008 at which time we transferred the $1.0 million into our operating account. The lease for our new corporate headquarters has no similar deposit requirement.

CAPTARIS, INC.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “target,” “will” or the negative of these terms or other terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under Item 1A Risk Factors. These factors may cause our actual results to differ materially from any forward-looking statements. Except as required by law, we undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

Founded in 1982, Captaris, Inc., (“we”, “us”, “our”) is a provider of computer products that automate document-centric business processes. With a comprehensive suite of software, hardware and services, we help organizations gain control over many processes that include the need to integrate documents more securely and efficiently. Our solutions also provide interoperability between documents and business applications and technology platforms.

We develop products and services for document capture, intelligent document recognition and classification, routing, workflow, document management and document delivery. Our product lineup includes the brand names RightFax, FaxPress, Captaris Workflow, Alchemy, Single Click Entry, DOKuStar and RecoStar.

Our products are distributed and supported through a global network of technology partners. This distribution system consists of business partners from all levels of the information technology (“IT”) spectrum: value-added resellers, original equipment manufacturers (“OEMs”), system integrators, distributors, mass market resellers, online retailers, office equipment dealers, and independent software vendors (“ISVs”). We believe the use of multiple distribution channels increases the likelihood that our products will be sold to more customers.

We have a large installed base of customers that includes, as of the date of this report, the entire Fortune 100, the majority of the Global 2000 companies, and thousands of mid-sized enterprises. Our customers use our products to reduce costs, comply with regulations, increase the performance and productivity of critical business processes, and leverage their IT system investments.

In July 2007, we bolstered our product portfolio, customer base, and distribution capabilities by acquiring Castelle, a provider of “all-in-one” network fax appliance solutions for businesses and enterprises. Castelle FaxPress products are designed to be easily deployed and maintained and are generally intended for lower volume use at lower price points than our RightFax product offerings. FaxPress provides Captaris with a fax server product that can be positioned in the tier below RightFax for customers looking for basic fax services that are low cost and easily deployable. The FaxPress products are available through a worldwide network of distributors, resellers, and online retailers.

Included in our single business segment, Castelle’s expertise in building “all-in-one” network appliance solutions facilitates our plan to broaden our offerings in the areas of document capture, routing and management. The network appliance design combines software and hardware into a “plug and play” device, and we believe this design is particularly well suited to support our focus on achieving synergies with multi-function product manufacturers and their dealer networks.

We further increased our product portfolio, customer base and distribution capabilities with the acquisition of Ocė Document Technologies GmbH (“ODT”) in January 2008. ODT is a provider of software and solutions for document capture, text recognition, and document classification. ODT, a wholly-owned subsidiary of the Ocė Group since 2000, has approximately 178 employees and maintains its global headquarters in Constance, Germany, and its North American office in Bethesda, Maryland. On an unaudited basis, ODT’s revenue was about €22.5 million for the 12 months ended November 30, 2007 and their gross margin was about 65%. ODT’s revenue includes software licenses, maintenance and support, hardware and professional services. In contrast to our business prior to acquisition, ODT’s revenue includes a higher percentage of professional services and a larger portion of their sales are made directly rather than through partners. As a result of these factors, and a smaller revenue and customer base, ODT has a lower gross margin and more revenue variability.

After our acquisition, we re-named ODT to Captaris Document Technologies GmbH (“CDT”). CDT develops intelligent document and character recognition technologies that can read and extract the important information from documents needed to drive business processes and decisions. CDT products include RecoStar, DOKuStar, Single Click Entry and ID-Star. CDT customers

CAPTARIS, INC.

include some large ISVs and OEMs with capture offerings, as well as blue chip end-user accounts in Germany. CDT’s expertise in intelligent document recognition supports our vision of fully enabling document capture, collaboration and workflow. As we continue to merge our products, we anticipate leveraging CDT’s technology to enhance capture and routing in both the RightFax and Alchemy platforms. The ability to classify documents and extract critical meta-data will also enable deeper integrations with line of business applications and business process management.

Executive Summary

We derive net revenue primarily from licensing software as well as follow-on sales of add-on software modules, incremental capacity and the sale of maintenance, support and service agreements, professional services, appliances and the resale of fax boards.

We work with resellers and distributors located throughout the world. These resellers and distributors sell and install our products and they receive discounts based on the volume of sales. Within our selling and marketing groups, we dedicate significant resources to monitor our resellers and distributors and to generate demand and provide market positioning and support.

Utilizing an indirect channel approach provides several advantages, including minimizing our investment in office facilities and personnel in field locations and applying greater resources to sales and implementation efforts. However, with a channel sales model, we have more difficultly tracking the number and location of all end-users utilizing our products. This also limits our ability to capture information around product usage, system integration characteristics, and deployment satisfaction directly from our customers’ perspective in order to enhance or build new products, solutions and services.

We have extensive service offerings that are sold in conjunction with our products, including: maintenance, support, professional services and solutions. All of these offerings are designed to help customers protect and extend their software investment.

Our $2.8 million revenue growth over the prior year was primarily attributable to the inclusion of Castelle in our results of operations from July 10, 2007 through December 31, 2007, and the continuing growth of our traditional maintenance, support and service revenue. In comparison to 2007, we expect 2008 revenue increases from software, appliances, and services. This expectation is based on including in our 2008 results of operations revenue from both Castelle for the entire year and, as discussed in the Acquisitions and Divestitures section below, CDT, as well as increased customer demand from increased investment in our sales organization. In comparison to 2007, we expect 2008 hardware revenue to decrease as a percentage of overall revenue due to market shifts to software-based fax over Internet protocol, which does not rely on fax hardware in many Internet protocol environments. No single customer represented more than 10% of our net revenue for each of the years ended December 31, 2007, 2006 or 2005.

Our gross profit is the selling price of our products, net of estimated returns, less cost of revenue. Our cost of revenue includes manufacturing and distribution costs, royalties for licensed products, amortization of acquired technology, product warranty costs, operation costs related to product support and costs associated with the delivery of professional services.

Our $1.8 million gross profit increase over the prior year was primarily attributable to the inclusion of Castelle in our results of operations from July 10, 2007 through December 31, 2007, and the continuing growth of our traditional maintenance, support and service revenue. We expect our gross profit will increase in 2008 due to anticipated increases in revenue mentioned above. We expect gross profit as a percentage of revenue will decline in 2008 for two reasons. First, CDT has traditionally recorded lower gross margins than Captaris primarily because of a higher portion of professional services; therefore including CDT in our results of operations will have the effect of reducing our overall gross profit as a percentage of revenue. Secondly, we anticipate recording a portion of the amortization expense related to the technology acquired from CDT in cost of revenue.

Our operating expenses were $69.9 million, $60.4 million and $67.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. The $9.5 million increase from 2006 to 2007 was due primarily to increases in the overall number of employees and occupancy costs of $3.8 million, Castelle operating expenses of $2.7 million and research and development spending of $1.9 million for outsourced engineering. The $7.3 million decrease from 2005 to 2006 was due primarily to a $2.3 million reduction in compensation cost due to the minimum incentive plan obligation for certain Teamplate founders, which was discontinued in late 2005, and a $1.3 million reduction in advertising expenses.

Our income from continuing operations for the year ended December 31, 2007 was $228,000, compared to income of $4.0 million for the year ended December 31, 2006 and a loss from continuing operations of $4.0 million for the year ended December 31, 2005. The decrease in income from continuing operations from 2006 to 2007 was primarily attributable to an overall increase in operating expenses in 2007. The increase in income from continuing operations from 2005 to 2006 was primarily attributable to revenue growth and an overall reduction in operating expenses in 2006. In addition, 2005 operating expenses included corporate reorganizations charges as well as non-cash impairment charges. We did not incur these charges in 2006.

CAPTARIS, INC.

We recorded an income tax benefit of $1.5 million and $3.3 million, respectively, on losses from continuing operations for the years ended December 31, 2007 and December 31, 2005. For the year ended December 31, 2006, we recorded an income tax provision of $1.8 million on income from continuing operations. Our income tax benefit in 2007 included the reversal of tax liabilities of $403,000 which we determined were no longer probable based on updated information surrounding the related tax return, a research and development tax credit of $173,000, and the tax benefit for tax-exempt interest income of $566,000. Our income tax provision in 2006 included adjustments of $72,000 primarily associated with correcting deferred tax asset balances as of December 31, 2005. The income tax benefits in 2005 included the reversal of tax liabilities of $523,000 which we determined were no longer probable based on updated information surrounding the related tax return. In 2006, we received income tax refunds of $1.9 million that primarily resulted from the carry-back of our 2005 net operating loss to 2003.

Prior to December 31, 2007, our principal sources of liquidity were cash and cash equivalents. In anticipation of our acquisition of CDT in January 2008, we liquidated our investments in cash and cash equivalents ($46.2 million) and entered into a $10.0 million line of credit agreement as described below. As of December 31, 2006, our portfolio consisted primarily of money market funds, adjustable rate mortgage-backed securities, and municipal and United States government agency-backed securities. The balance of cash, cash equivalents and short and long-term investments at December 31, 2006 totaled $59.4 million.

The decrease in cash, cash equivalents and short and long-term investments from 2006 to 2007 was primarily due to the Castelle acquisition of $12.0 million, repurchase of our common stock of $9.5 million and capital purchases of $5.2 million. These decreases were partially offset by increases from our net cash flow provided by operations of $10.6 million and proceeds of $2.2 million from the exercise of stock options. Capital expenditures during the year ended December 31, 2007, consisted primarily of an enterprise resource management system to support the growth of our core business activities. In the first quarter of 2008, we paid $680,000 for management incentive bonuses we accrued in 2007.

On January 1, 2006, we adopted the provisions of FASB Statement of Financial Accounting Standard (“SFAS”) Statement No. 123(R), Share-Based Payment, (“SFAS No. 123R”), which, among other things, requires us to measure and recognize compensation expense for all share-based payment awards made to employees and directors including stock options and stock units. Under the provisions of SFAS No. 123R, we recorded $1.4 million and $677,000, respectively, in 2007 and 2006 as stock-based compensation expense relating to stock options and stock units. Prior to 2006, we had only disclosed in the footnotes to our consolidated financial statements, as permitted by SFAS No. 123, pro forma financial results including the effects of share-based compensation expense. For the year ended December 31, 2005, the pro forma stock-based compensation expense was $3.9 million. The decrease in stock-based compensation expense in 2006, compared to our pro forma stock-based compensation expense in 2005, can be attributed to accelerating the vesting of underwater stock options in 2005, the reduction in number of shares granted in 2006 compared to 2005 and differences between accounting for stock options and stock units under SFAS No. 123R in 2006 and SFAS No. 123 in 2005.

Acquisitions

2008

On January 4, 2008, our wholly-owned subsidiary, Captaris Verwaltungs GmbH, a German limited liability company (“CV GmbH”), acquired Océ Document Technologies GmbH (“ODT”), pursuant to a Sale and Purchase Agreement (the “SPA”) by and between CV GmbH and Océ Deutschland Holding GmbH & Co. KG, a German limited partnership (the “Seller”), dated December 20, 2007. Under the terms of the SPA, CV GmbH acquired all of the outstanding equity of ODT from the Seller, and ODT became a wholly-owned subsidiary of CV GmbH and an indirect wholly-owned subsidiary of Captaris.

Under the terms of the acquisition agreement, CV GmbH acquired ODT for approximately €10.4 million ($15.4 million), net of ODT’s cash balance as of the closing of approximately €21.6 million ($31.8 million). CV GmbH also assumed ODT’s operating and financial liabilities, including approximately €12.1 million ($17.9 million) in future retirement obligations. At the closing, €2.0 million ($3.0 million) of the purchase price was deposited in a third-party escrow account for 12 months as security for any post-closing purchase price adjustment and, subject to certain limitations, for indemnification claims against the Seller; however, in connection with the resolution of a post-closing dispute with the Seller, we expect to release the full amount of the escrow to the Seller during the first quarter of 2008.

After our acquisition, we re-named ODT to Captaris Document Technologies GmbH (“CDT”). CDT is a provider of software and solutions for document capture, text recognition and document classification. CDT has approximately 178 employees and maintains its global headquarters in Constance, Germany, and its North American office in Bethesda, Maryland.

2007

On July 10, 2007, through our wholly-owned subsidiary, Merlot Acquisition Corporation, a California corporation (“Merger Sub”), we consummated an acquisition of Castelle, a California corporation (“Castelle”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among Captaris, Castelle and Merger Sub, dated April 25, 2007. In accordance with the terms of the Merger Agreement, Merger Sub was merged with and into Castelle, with Castelle being the surviving corporation (the

CAPTARIS, INC.

“Merger”), and each issued and outstanding share of Castelle common stock was converted into the right to receive $4.14 in cash, after the closing adjustments described in the Merger Agreement. In addition, each outstanding option to purchase shares of Castelle common stock was converted into the right to receive an amount of cash equal to the product of (a) the number of shares as to which such option was vested and exercisable, multiplied by (b) the excess, if any, of the per share merger consideration ($4.14) over the per share exercise price of such option. The aggregate merger consideration described above that we paid was $10.8 million, net of Castelle’s cash balance at closing of $1.0 million. Additionally, we assumed $2.3 million of Castelle’s liabilities and paid $1.2 million in transaction costs. The assumed liabilities include deferred revenue of $938,000 and accounts payable and other accrued liabilities of $1.4 million. The acquisition of Castelle has been accounted for as a purchase. Our results of operations for the year ended December 31, 2007 include Castelle’s results of operations for the period from July 10, 2007 to December 31, 2007 including an in-process research and development charge of $219,000. The primary product offering for Castelle is a server appliance with embedded fax software. The revenue for this new Captaris product offering is recorded within a new appliance product line category beginning in the third quarter of 2007.

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

CAPTARIS, INC.

We sell products through resellers, distributors, Original Equipment Manufacturers (“OEM”) and other channel partners, as well as directly to end-users. Generally our resellers do not stock product, and except for OEM sales described below, we recognize product revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. If a reseller does stock product, we defer this revenue until the reseller sells the product through to end-users.

Sales of our appliance products are made through stocking distributors. For sales to distributors we recognize revenues on either the sell-through or sell-in method of revenue recognition as determined by the contractual arrangement with each distributor. When the distributor is entitled to stock rotation rights we recognize revenue upon delivery of the products to the distributor less a provision for an estimate of those rights (the “sell-in” method). Otherwise, revenue is recognized upon delivery of the products to the end-user (the “sell-through” method).

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

Classification of investments and assessment of related unrealized losses. We classify our short-term and long-term investments as “available-for-sale.” We invest excess cash primarily in money market funds, adjustable rate mortgage-backed securities and municipal and United States government agency-backed securities. We record our portfolio at fair market value. We determine the fair value of our investments based on quoted market prices. Investments with legal maturities of one year or less are classified as short-term. We recognize realized gains and losses upon sale of investments using the specific identification method. We record unrealized gains and losses, net of any income tax effect, as a component of other comprehensive income. We record interest income using an effective interest rate, with the associated premium or discount amortized to interest income over the term of the investment. We recognize an impairment charge for unrealized losses when an investment’s decline in fair value is below the cost basis and is judged to be other than temporary. In making this judgment, we evaluate, among other factors, the duration and extent to which the fair value of an investment is less than its cost, the financial condition and near-term business outlook for the investee and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Valuation of acquired businesses, assets and liabilities. Our business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. As of December 31, 2007 our goodwill and intangible assets, net of accumulated amortization, were $49.3 million. The determination of the fair value of such intangible assets and goodwill is a critical and complex consideration that involves significant assumptions and estimates. These assumptions and estimates are based on our best judgments and could materially affect our financial condition and results of operations.

Impairment of goodwill. Our judgments regarding the existence of impairment indicators include our assessment of the impacts of legal factors; market and economic conditions; the results of our operational performance and strategic plans; competition and market share; and any potential for the sale or disposal of a significant portion of our principal operations. If we conclude that indicators of impairment exist, we then assess the fair value of goodwill. Our valuation process provides an estimate of a fair value of goodwill using a discounted cash flow model and includes many assumptions and estimates. We test goodwill for impairment on an annual basis in the first quarter of the year, and on an interim basis in certain circumstances. During the period from December 31, 2007 through the date of this report, our stock price declined significantly. In accordance with SFAS No. 142, we performed an analysis and concluded that the decline in our stock price and related market capitalization was caused by routine and temporary fluctuations in our stock price and is not an indication that our goodwill is impaired. In the event that, in the future, we conclude that our goodwill or our amortizable intangible assets are impaired, we would be required to record a charge to earnings in our financial statements and that charge may significantly decrease our results of operations.

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

CAPTARIS, INC.

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

Useful lives of equipment, leasehold improvements and intangible assets. Equipment and leasehold improvements, identifiable intangible assets and certain other long-lived assets are recorded at cost less accumulated amortization and are amortized over their useful lives on a straight-line basis. Useful lives for equipment and leasehold improvements are based on our estimates of the period that the equipment or leasehold improvement will be used, which typically range from two to five years. The useful lives of our leasehold improvements are typically less than the lives of the applicable leases. Useful lives for intangible assets are based on our estimates of the period that the intangible assets will generate cash. Changes in estimated useful lives could have a material effect on our financial condition and results of operations.

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

The 2006 Equity Incentive Plan (formerly the 1989 Plan)

On June 8, 2006, at the 2006 Annual Meeting of Shareholders of Captaris, Inc., our shareholders approved the Captaris, Inc. 2006 Equity Incentive Plan (the “2006 Plan”), which amended and restated the Captaris, Inc. 1989 Restated Stock Option Plan (the “1989 Plan”) to, among other things, expand the types of awards available for grant to include, in addition to stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units (“RSU’s”) and other stock or cash-based awards. The 2006 Plan authorizes the issuance of stock options and RSU’s to purchase up to 12,900,000 shares of Captaris common stock, the same number authorized under the 1989 Plan. The stock options under the 2006 Plan are generally granted at an exercise price of the average of the high and low market value of our common stock on the date of grant, and generally vest over four years. They have a term of one to ten years from the date of grant and vest at the rate of 25% after one year and 2.0833% per month thereafter. Pursuant to the 2006 Plan, as of December 31, 2007, there were 1,949,450 stock options and RSU’s available to grant, and 3,250,841 stock options and 195,081 RSU’s outstanding.

Equity Grant Program for Non-employee Directors

Effective upon shareholder approval of the 2006 Plan and upon recommendation of the Compensation Committee, the Board of Directors implemented the Terms of Equity Grant Program for Non-employee Directors (the “NED Equity Program”) under the 2006 Plan. The NED Equity Program provides for: 1) initial and annual stock option grants with a Black-Scholes or binomial (whichever method is then being used by the Company to value its stock options for financial reporting purposes) value of $20,000 on the date of grant; and 2) initial and annual restricted deferred stock units (“DSU’s”) with a $25,000 value based on the fair market value which we currently calculate using the average of the high and low stock price, as reported by The Nasdaq Global Market, of our common stock on the date of grant. The stock options will vest in full one year after the date of grant and have a ten-year term, as long as the non-employee director remains on the Board. The DSU’s will be automatically deferred under the Captaris, Inc. Deferred Compensation Plan for Non-employee Directors (the “NED Deferred Compensation Plan”) and will vest in full one year after the date of grant. The compensation expense associated with the NED Equity Program is included in our stock-based compensation expense.

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

Directors who are not also employees of our Company or our affiliates are eligible to participate in the NED Deferred Compensation Plan. Non-employee directors may elect to defer receipt of 25%, 50%, 75% or 100% of any cash compensation paid to the non-employee director for his or her service on the Board of Directors or any committee of the Board of Directors. Deferred cash compensation will be credited to the non-employee director’s account as of the date on which it would have been paid had it not been deferred, and will be deemed to be invested in our common stock at a value equal to the closing price of our common stock on such date. Deferred cash compensation is fully vested upon receipt. In general, a non-employee director’s vested account balance will be distributed in a lump sum as soon as administratively practicable after his or her separation from service on the Board of Directors. The compensation expense associated with the NED Deferred Compensation Plan is included in our stock-based compensation expense.

The 2000 Plan

Upon the adoption of the 2006 Plan on June 8, 2006, no further awards will be granted under the Captaris, Inc. 2000 Non-Officer Employee Stock Compensation Plan (the “2000 Plan”), which resulted in a reduction in the number of stock options available for grant by 1,050,115 shares. Under the 2000 Plan, stock options generally were granted at the fair market value of our common stock at the date of grant and generally vest over four years. Stock options under the 2000 Plan have a term of ten years from the date of grant and vest at the rate of 25% after one year and 2.0833% per month thereafter. As of December 31, 2007, there were 1,355,321 stock options outstanding under the 2000 Plan.

Non-plan Option Grants

As an inducement to employment, on November 15, 2000, we granted our President, Chief Executive Officer and Director of Captaris, a nonqualified stock option grant outside of any Captaris’ equity incentive plans. In addition, as an inducement to employment, on October 22, 1997, we granted each of two now former employees of Captaris a nonqualified stock option outside of any of Captaris’ equity incentive plans. As of December 31, 2007, there were 766,000 of these stock options outstanding.

Stock-Based Compensation Expense. We account for stock-based compensation under the provisions of SFAS No. 123(R), Share-Based Payment which requires us to recognize expense related to the fair value of our stock-based compensation. We adopted SFAS No. 123R using the modified prospective transition method. Under this transition method, compensation cost recognized for the years ended December 31, 2007 and 2006 includes: (a) compensation cost for all stock-based compensation granted prior to, but not vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based compensation granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. We chose the straight-line method for recognizing compensation expense. For all unvested stock options outstanding as of January 1, 2006, we recognize the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, on an accelerated basis over the remaining vesting period. For stock-based compensation granted subsequent to January 1, 2006, we recognize compensation expense, based on the fair value on the date of grant, on a straight-line basis over the vesting period.

Our stock-based compensation expense includes expense related to our stock options and our stock units. The amount of stock-based compensation expense, net of forfeitures, recognized in the year ended December 31, 2007 and 2006 was $1.4 million and $677,000, respectively, of which $42,000 and $191,000, respectively, related to stock options granted prior to January 1, 2006. Total unamortized compensation expense as of December 31, 2007 and 2006 was $4.3 million and $1.6 million, respectively, net of estimated forfeitures. Total unamortized stock-based compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of three years.

On September 1, 2005, our Compensation Committee and Board of Directors approved the acceleration of vesting of certain unvested stock options granted to our employees and officers under our stock option plans that had an exercise price greater than $3.73 per share, the closing price of our common stock on September 1, 2005. There were 241 employees affected by this modification. Stock options held by non-employee directors were not included in the acceleration. Previously unvested stock options to purchase 2.3 million shares of our common stock became immediately exercisable. The Board also imposed a holding period that requires all executive officers and certain other members of senior management to refrain from selling shares acquired upon the exercise of these stock options, other than shares needed to cover the exercise price and to satisfy withholding taxes and shares transferred by will or by the applicable laws of descent and distribution, until the date on which the exercise would have been permitted under the option’s original vesting terms.

CAPTARIS, INC.

The accelerated vesting eliminated future compensation expenses that we would otherwise recognize in our financial statements with respect to these stock options as a result of adopting SFAS No. 123R. In accordance with APB No. 25 and FASB Interpretation No. 44, no compensation expense was recorded within the financial statements as a result of this modification in 2005 because the stock options had no intrinsic value on the date of the modification due to the exercise price being in excess of the current market price of the stock. Had the stock options not been accelerated, the unamortized fair value-based compensation expense for these stock options at January 1, 2006, would have been $1.9 million, net of estimated forfeitures, compared to the post acceleration unamortized expense of $267,000, net of estimated forfeitures, and would have been expensed under vesting schedules in place prior to the acceleration and recorded in 2006 through 2009. Option expense recorded in the year ended December 31, 2006 would have increased by $1.1 million, net of estimated forfeitures, and the unamortized compensation expense for these stock options would have been $812,000, net of estimated forfeitures, to be recorded in 2007 through 2009.

Accounting for income taxes. We follow the asset and liability method of accounting for income taxes as set forth by SFAS No. 109, Accounting for Income Taxes, and account for uncertainties related to income taxes under the provisions of FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes an interpretation of FASB Statement No. 109 (“FIN No. 48”). Accordingly, we are required to estimate our potential income tax claims in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. Significant judgment is required in evaluating our tax positions and in determining our provision for income taxes. During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. As required by FIN No. 48, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amounts we recognize in the financial statements are the largest benefit that have a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We will establish a valuation allowance to reduce deferred tax assets unless it is more likely than not that we will generate sufficient taxable income to allow for the realization of our deferred net tax assets. The provision for income taxes includes the impact of potential tax claims and changes to accruals and valuation allowances that we consider appropriate, as well as the related penalties and interest expense. In addition to our judgments and use of estimates, there are inherent uncertainties surrounding income taxes that could result in actual amounts that differ materially from our estimates. Any adjustments in our tax provision related to these contingencies could have a material effect on our financial condition, results of operations and cash flow.

Consolidated Results of Operations

The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain items in our consolidated statements of operations.

	Year Ended December 31,
	2007(1)	2006	2005 (1)
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	30.3	30.1	31.2

Gross profit	69.7	69.9	68.8

Operating expenses:
Research and development	17.0	13.3	16.2
Selling and marketing	37.0	34.6	39.9
General and administrative	19.4	17.5	21.5
Amortization of intangible assets	1.1	1.4	2.0
In-process research and development	0.2	—	—
Gain on sale of discontinued product line CallXpress	(1.1)	(1.1)	(1.2)

Total operating expenses	73.7	65.7	78.3

Operating income (loss)	(4.0)	4.2	(9.5)
Other income, net	2.7	2.1	1.1

Income (loss) from continuing operations before income tax expense (benefit)	(1.4)	6.3	(8.4)
Income tax expense (benefit)	(1.6)	2.0	(3.8)

Income (loss) from continuing operations	0.2	4.3	(4.6)
Income from discontinued operations	—	—	—

Net income (loss)	0.2%	4.3%	(4.6)%

(1)	For the years ended December 31, 2007 and 2005, respectively, percentages from certain line items do not sum to the total of those line items due to rounding.

CAPTARIS, INC.

Net Revenue

	2007	Percent Change from 2006	2006	Percent Change from 2005	2005
	(in thousands)
Net Revenue:
Software revenue	$33,164	(3.7)%	$34,428	4.8%	$32,860
Maintenance, support and services revenue	40,355	11.7%	36,183	13.1%	31,997
Hardware revenue	17,773	(16.9)%	21,375	(0.7)%	21,523
Appliance revenue	3,537	(1)	—	(1)	—

Net revenue	$94,829	3.1%	$91,986	6.5%	$86,380

(1)	Percent change of appliance revenue is not meaningful because we did not have this revenue in 2006 and 2005.

We calculate net revenue as the selling price of our products less an estimate for returns. We derive net revenue primarily from licensing software as well as follow on sales of add-on software modules, incremental capacity and sales of maintenance, support and service agreements, professional services, appliances and resale of fax boards.

Years ended December 31, 2007 and 2006. Net revenue for the year ended December 31, 2007 increased by $2.8 million compared to the year ended December 31, 2006. The net revenue increase was due primarily to including Castelle appliance and maintenance, support and services revenue, for the period of July 10, 2007 through December 31, 2007, in our 2007 operating results. Additionally, as a result of an increase in the number of underlying agreements, our traditional maintenance, support and services revenue also increased. These increases were partially offset by decreases in revenue from software and hardware.

Software revenue decreased $1.3 million primarily due to a non-recurring $1.8 million strategic licensing arrangement with Xpedite recorded in our 2006 results which we discuss in further detail below.

Hardware revenue decreased in 2007 in comparison to 2006 due to several large sales to large customers in 2006 and fewer comparably large individual software license sales in 2007. Variations in hardware revenue generally trends directly with software revenue as we resell fax boards with a significant number of our RightFax software products. Also, the volume and associated revenue varies from period to period depending upon the mix of software sold and the requirements of each customer.

We believe our net revenue will increase in 2008 primarily due to the addition of CDT revenue from the date of acquisition, a full year of revenue from Castelle, product growth from our existing product lines, and revenue from new product releases. A significant portion of CDT revenue is in Europe, is sold direct and includes a relatively higher portion of professional services.

Years ended December 31, 2006 and 2005. Net revenue for the year ended December 31, 2006 increased by $5.6 million compared to the year ended December 31, 2005. The increase in net revenue was due primarily to the growth of maintenance, support and service agreements and an increase in the volume of our software licenses sold, which we believe to be the result of increased customer deployment during 2006 of RightFax throughout their organizations. In addition, $1.8 million of the increase in revenue was due to a strategic licensing arrangement with Xpedite. This strategic license arrangement began in September 2003. In accordance with this arrangement, Xpedite agreed to pay a minimum of $2.0 million over a three-year period for a license to use and resell our fax-to-mail technology. In September 2004 we recognized $250,000 of revenue in connection with this arrangement but due to a dispute with Xpedite, did not record any revenue in 2005 relating to this arrangement. In February 2006, we resolved the dispute regarding the revenue for 2005. As a result, we recorded $750,000 of revenue related to the 2005 commitment. During the third quarter of 2006 we received an additional $1.0 million from Xpedite.

Revenue from our RightFax product line in the year ended December 31, 2006 increased compared to the year ended December 31, 2005. This increase was due primarily to $1.8 million from the Xpedite strategic licensing arrangement and to the growth of professional services sold and an increase in the volume of RightFax licenses sold resulting from what we believe to be increased capacity needs from existing customers as they further deployed during 2006 RightFax throughout their organizations. RightFax product revenue, which includes revenue from software licenses and hardware sales, was $77.5 million for the year ended December 31, 2006, up 6.7% from the year ended December 31, 2005. Revenue from RightFax software for the year ended December 31, 2006 was $27.1 million, an increase of $1.4 million or 5.4% from the year ended December 31, 2005. RightFax maintenance, support and services revenue was $29.0 million for the year ended December 31, 2006, up $3.6 million or 14.4% from the prior year. RightFax hardware sales for the year ended December 31, 2006 was $21.4 million, relatively flat compared to the prior year.

CAPTARIS, INC.

Revenue from the Captaris Alchemy and Captaris Workflow product lines increased $711,000 to $14.5 million in the year ended December 31, 2006 compared to $13.8 million the year ended December 31, 2005. This increase was primarily due to increased international Captaris Workflow sales. This increase was partially offset by the decrease in sales of the Alchemy product line. The decrease in sales of Alchemy was primarily due to customer support issues relating to the consolidation of worldwide technical support that took place in 2006.

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Revenue:
United States of America	$65,889	$66,206	$64,076
Canada	3,492	3,551	3,404
Europe	12,163	10,562	9,874
Asia Pacific	6,614	5,654	5,190
Rest of the world	6,671	6,013	3,836

Total net revenue	$94,829	$91,986	$86,380

Years ended December 31, 2007 and 2006. International net revenue, excluding Canada, represented 26.8% of total net revenue for the year ended December 31, 2007 compared to 24.2% for the year ended December 31, 2006, representing an increase of $3.2 million. This increase was attributable to overall growth in international software, maintenance and services, and hardware sales. International revenue from software, maintenance and services, and hardware sales increased 9.4%, 26.0% and 0.8%, respectively, for the year ended December 31, 2007 compared to the year ended December 31, 2006. The overall increase in revenue from our international regions was due to our continued investment and expansion into international markets and to a higher distribution of sales outside North America from our Captaris Alchemy product line. Our revenue from markets outside of the U.S. has increased to 31% of total revenue in 2007 from 28% in 2006 and 26% in 2005. We expect the portion of our revenue derived from international markets will be significantly higher in 2008 due, primarily, to the acquisition of CDT and our continuing expansion of our international operations. We generate a significant portion of CDT revenue in Europe.

We expect our revenue will increase in 2008 due to the acquisitions of Castelle and CDT. In addition we increased our investment in our sales organization in 2007 and plan to continue our investment in our sales organization in 2008. We expect our revenue will increase as a result of these investments. Historically, excluding the effects of acquisitions, our business experiences seasonality with a decline in revenue during the first quarter compared to the prior year’s fourth quarter, building gradually during the second and third quarters, and ending with the fourth quarter as our largest quarter for revenue. We anticipate a similar pattern in 2008.

Years ended December 31, 2006 and 2005. International net revenue, excluding Canada, represented 24.2% of total net revenue for the year ended December 31, 2006 compared to 21.9% for the year ended December 31, 2005, representing an increase of $3.3 million. This increase was attributable to overall growth in software, maintenance and services, and hardware sales. International revenue from software, maintenance and services, and hardware sales increased 11.9%, 24.7% and 22.7%, respectively, for the year ended December 31, 2006 compared to the year ended December 31, 2005. The overall increase in revenue from our international regions was due to our continued investment and expansion into international markets and to a higher distribution of sales outside North America from our Captaris Alchemy product line. We believe that our revenue growth for the year ended December 31, 2006 compared to the prior year was largely attributable to the changes we introduced into the sales channels in 2005, and our continued investments in our sales organizations.

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

CAPTARIS, INC.

	2007	Percent Change from 2006	2006	Percent Change from 2005	2005
	(in thousands)
Gross profit	$66,075	2.8%	$64,266	8.1%	$59,455
Percentage of revenue	69.7%		69.9%		68.8%

Years ended December 31, 2007 and 2006. Gross profit for the year ended December 31, 2007 increased by $1.8 million compared to the year ended December 31, 2006. The gross profit increase was due primarily to including Castelle appliance and maintenance, support and services revenue, for the period of July 10, 2007 through December 31, 2007, in our 2007 operating results. Additionally, as a result of an increase in the number of underlying agreements, our traditional maintenance, support and services revenue also increased. These increases collectively offset the effect of the 2006 non-recurring $1.8 million from Xpedite, which was 100% margin.

We believe our gross profit will increase in 2008 due to the inclusion of CDT revenue from the date of acquisition, a full year of revenue from Castelle, and continued growth from software, appliance and maintenance, support and services sources. However, we expect gross profit as a percentage of revenue will decline in 2008 for two reasons. First, CDT has traditionally recorded lower gross margins because a significant portion of their revenue is from professional services, which has a lower margin than software. Therefore including CDT in our results of operations will have the effect of reducing our overall gross profit as a percentage of revenue. Secondly, we anticipate recording a portion of the amortization expense relating to the technology acquired from CDT in cost of revenue.

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

Research and Development

Research and development expenses consist of the salaries and related benefits for our product development personnel, outside engineering services, prototype materials and expenses related to the development of new and improved products, facilities and depreciation expenses.

	2007	Percent Change from 2006	2006	Percent Change from 2005	2005
	(in thousands)
Research and development	$16,167	32.2%	$12,227	(12.5%)	$13,976
Percentage of revenue	17.0%		13.3%		16.2%

Years ended December 31, 2007 and 2006. For the year ended December 31, 2007, research and development expenses increased $3.9 million compared to the year ended December 31, 2006. This was primarily due to an increase in outsourced engineering services of $1.9 million, the inclusion of Castelle’s research and development expenses from July 10, 2007 through December 31, 2007 of $1.0 million and organizational transition costs of $353,000 associated with changes in our research and development organization structure relating to sustaining and maintenance engineering. These increases were partially offset by a decrease in depreciation costs of $289,000 as certain assets became fully depreciated. We expect overall research and development expenses to increase in absolute dollars in 2008 compared to 2007 as we will continue the use of outsourced engineering services and realize a full year of Castelle and CDT research and development expenses.

Years ended December 31, 2006 and 2005. For the year ended December 31, 2006, research and development expenses decreased $1.7 million compared to the year ended December 31, 2005, primarily due to a reduction of $852,000 in staffing cost due to a lower headcount, a reduction of $724,000 in compensation cost due to the minimum incentive plan obligation for certain Teamplate founders, which was discontinued in late 2005, a reduction of $276,000 for outsourced research and development and a reduction of $17,000 in other expenses. These decreases were partially offset by an increase of $120,000 in stock-based compensation expense.

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

CAPTARIS, INC.

	2007	Percent Change from 2006	2006	Percent Change from 2005	2005
	(in thousands)
Selling and marketing	$35,084	(10.2%)	$31,830	(7.6%)	$34,448
Percentage of revenue	37.0%		34.6%		39.9%

Years ended December 31, 2007 and 2006. For the year ended December 31, 2007, selling and marketing expenses increased $3.3 million compared to the year ended December 31, 2006. This was primarily due to increases in staffing and occupancy costs related to hiring additional sales organization personnel of $2.5 million, the inclusion of Castelle’s selling and marketing expenses from July 10, 2007 through December 31, 2007 of $757,000, travel and entertainment associated with an increased investment in our sales organization of $616,000 and commissions on higher compensation plans of $394,000. These increases were partially offset by decreases in consulting fees of $494,000, reseller commissions of $301,000, and planned advertising of $243,000. We expect overall sales and marketing expenses to increase in absolute dollars in 2008 compared to 2007 as a full year of Castelle and CDT sales and marketing expenses will be included in our results of operations.

Years ended December 31, 2006 and 2005. The decrease of $2.6 million or 7.6% in selling and marketing expenses for the year ended December 31, 2006, compared to the year ended December 31, 2005, was due primarily to a decrease of $1.6 million in expenses related to the Teamplate minimum incentive plan obligation which was discontinued in late 2005, a $1.3 million reduction in marketing and advertising programs and a $671,000 reduction in sales commissions resulting from a change in compensation structure. These decreases were partially offset by an increase of $687,000 in staff and occupancy costs relating to a higher headcount, an increase of $227,000 for stock-based compensation expenses and an increase of $91,000 in other expenses.

General and Administrative

General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities, and depreciation expenses.

	2007	Percent Change from 2006	2006	Percent Change from 2005	2005
	(in thousands)
General and administrative	$18,392	14.2%	$16,103	(13.1%)	$18,529
Percentage of revenue	19.4%		17.5%		21.5%

Years ended December 31, 2007 and 2006. For the year ended December 31, 2007 general and administrative expenses increased $2.3 million compared to the year ended December 31, 2006. This was primarily due to the inclusion of Castelle’s general and administrative expenses from July 10, 2007 through December 31, 2007 of $990,000, staffing and occupancy cost increases, including salaries related to organizational changes that in turn include severance costs of $462,000 relating to the departure of our Chief Operating Officer, stock-based compensation expense of $459,000 associated with additional grants of stock options and stock units, software and hardware purchases and associated maintenance of $383,000 and legal expenses of $233,000. These increases were partially offset by a reduction in depreciation of $343,000 as certain assets became fully depreciated and a decrease in state sales tax expense of $173,000. We expect overall general and administrative expenses to increase in absolute dollars in 2008 compared to 2007 as a full year of Castelle and CDT general and administrative expenses will be included in our results of operations.

Years ended December 31, 2006 and 2005. The $2.4 million decrease in general and administrative expenses in the year ended December 31, 2006 compared to the year ended December 31, 2005 was due primarily to a decrease of $679,000 in staffing and occupancy cost primarily due to decreased headcount, a reduction of $629,000 for costs incurred for consulting services, a decrease in bad debt expense of $544,000, a decrease of $553,000 in costs associated with internal control costs, a decrease of $538,000 in audit and tax fees and an additional decrease of $9,000 in other expenses. These decreases where partially offset by $542,000 in stock-based compensation cost related to the implementation of SFAS No. 123R.

CAPTARIS, INC.

Amortization of Intangible Assets

We amortize acquired intangible assets with definite lives. Amortization expense for acquired core technology and license agreements is recorded in cost of revenue and was $2.0 million, $1.9 million and $1.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Amortization expense recorded in operating expenses related to acquired intangible assets was $1.0 million, $1.3 million and $1.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. The decrease in amortization expense in 2007 compared to 2006 was due primarily to certain intangible assets becoming fully amortized. The decrease in amortization expense in 2006 compared to 2005 was due primarily to certain intangible assets becoming fully amortized. We expect amortization expense for 2008 to increase from 2007 due to the additional amortization of the combined Castelle and CDT intangibles.

In-process research and development

Described above under “Acquisitions”, we acquired Castelle on July 10, 2007. We recognized an in-process research and development charge of $219,000 as a separate line item on our consolidated statements of operations for the fair value of research and development in-process on the date we acquired Castelle.

Stock-Based Compensation Expense (Benefit)

On January 1, 2006, we adopted SFAS No. 123R, which requires us to measure and recognize compensation expense for all share-based payment awards made to employees and directors including employee stock options and stock units. Prior to 2006, we had only shown, as permitted by SFAS No. 123, pro forma financial results including the effects of share-based compensation expense in the footnotes to the financial statements. For the years ended December 31, 2007, 2006 and 2005, we recognized the following in share-based compensation expense:

	Year Ended December 31,
	2007	2006	2005
Cost of revenue	$29	$12	$(12)
Research and development	138	46	(74)
Selling and marketing	238	116	(119)
General and administrative	962	503	(41)

Total stock-based compensation expense (benefit)	$1,367	$677	$(246)

For the year ended December 31, 2005, the pro forma stock-based compensation expense was $3.9 million. The decrease in stock-based compensation expense in 2006, compared to our pro forma stock-based compensation expense in 2005, can be attributed to accelerating the vesting of underwater stock options in 2005, the reduction in number of shares granted in 2006 compared to 2005 and differences between accounting for stock options and stock units under SFAS No. 123R in 2006 and SFAS No. 123 in 2005.

On September 1, 2005, our Compensation Committee and Board of Directors approved the acceleration of vesting of certain unvested stock options granted to our employees and officers under our stock option plans that had an exercise price greater than $3.73 per share, the closing price of our common stock on September 1, 2005. Stock options held by non-employee directors were not included in the acceleration. Previously, unvested stock options to purchase approximately 2.3 million shares of our common stock became immediately exercisable. The Board also imposed a holding period that will require all executive officers and certain other members of senior management to refrain from selling shares acquired upon the exercise of these stock options, other than shares needed to cover the exercise price and to satisfy withholding taxes and shares transferred by will or by the applicable laws of descent and distribution, until the date on which the exercise would have been permitted under the option’s original vesting terms.

The accelerated vesting eliminated future compensation expenses that we would otherwise recognize in our financial statements with respect to these stock options as a result of adopting SFAS No. 123R. In accordance with APB No. 25 and FASB Interpretation No. 44, no compensation expense was recorded within the financial statements as a result of this modification because the stock options had an intrinsic value of $0.00 on the date of the modification due to the exercise price being in excess of the current market price of the stock. In accordance with SFAS No. 123, we included the unamortized compensation expense of $1.1 million (net of income taxes) related to the accelerated stock options in our pro forma net loss and net loss per common share for the year ended December 31, 2005. Had the stock options not been accelerated, the unamortized fair value-based compensation expense for the stock options would have been recorded in 2006 through 2009, under vesting schedules in place prior to the acceleration, which generally would have resulted in fair value-based compensation expenses, net of forfeitures and income taxes, of $748,000 in 2006 and $568,000 in 2007 to 2009.

CAPTARIS, INC.

Gain on Sale of the CallXpress Product Line

In September of 2003, we sold our CallXpress product line. Concurrent with the transaction, we entered into an earn-out agreement with the buyer which entitles us to receive additional payments of up to $1.0 million per year for each of the three years following the sale, depending on the buyer’s success in achieving certain revenue targets. In March 2005, we received a report from the buyer and payment of $1.0 million, confirming achievement of the revenue target for 2004. We recognized this payment as an additional gain on the sale of the CallXpress product line and we classified it on our income statement within operating expenses in the first quarter of 2005. In February of 2007 and 2006, respectively, we received notification confirming that the buyer had achieved their revenue target for the applicable year. We received two payments of $1.0 million each in March of 2007 and 2006, respectively. Accordingly, in the first quarters of 2007 and 2006, respectively, we recorded an additional gain on the sale of the CallXpress product line within operating expenses. This agreement expired in 2007 and, therefore, we will no longer receive any payments.

Other Income, Net

Other income, net, consists primarily of interest income and foreign currency transaction gains and losses. For the years ended December 31, 2007, 2006 and 2005, other income was $2.5 million, $1.9 million and $911,000, respectively. The increase in other income for the year ended December 31, 2007 compared to 2006 was primarily due to an increase in foreign currency transaction gains. The increase in other income for the year ended December 31, 2006 compared to 2005 was due primarily to an increase in interest income resulting from an increase in our invested cash balances. During 2007, we liquidated substantially all of our invested cash balances enabling us to use the proceeds in connection with the separate purchases of Castelle and CDT. In comparison to 2007, interest income for 2008 will be substantially lower as a result of reduced invested cash balances, and interest expense will be substantially higher due to interest incurred for borrowing on our new credit facility from Wells Fargo Foothill, LLC (see below under “Subsequent Events”). Foreign currency transaction gains were $524,000 in 2007, transaction losses were $163,000 in 2006 and transaction gains were $124,000 in 2005.

Income Tax Expense (Benefit)

We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. As required by FIN No. 48, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amounts we recognize in the financial statements are the largest benefit that have a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We adjust these accruals in light of changing facts and circumstances, such as the closing of a tax audit or the expiration of statutes of limitations. The provision for income taxes includes the impact of potential tax claims and changes to accruals that we consider appropriate, as well as the related penalties and interest.

Our effective tax rates differ from the statutory rate primarily due to tax exempt interest income, state income taxes, foreign income taxes and accruals for certain tax exposures discussed above. The effective income tax rates on income and losses from continuing operations in 2007, 2006 and 2005 were 117.6%, 31.4% and 45.2%, respectively. We recorded an income tax benefit of $1.5 million and $3.3 million, respectively, on losses from continuing operations for the years ended December 31, 2007 and December 31, 2005. For the year ended December 31, 2006, we recorded an income tax provision of $1.8 million on income from continuing operations. The income tax benefits in 2007 included the reversal of tax liabilities of $403,000 which we determined were no longer probable based on updated information surrounding the related tax return, a research and development tax credit of $173,000, and the tax benefit for tax-exempt interest in taxable income of $566,000. The income tax provision in 2006 included adjustments of $72,000 primarily associated with correcting deferred tax asset balances at December 31, 2005. The income tax benefits in 2005 included the reversal of tax liabilities of $523,000 which we determined were no longer probable based on updated information surrounding the related tax return.

At December 31, 2007, we have available unused net operating losses that may be applied against future taxable income. These net operating losses consist of international losses of $2.6 million that do not expire, federal losses of $7.4 million that expire from 2019 to 2027, and state losses of $13.1 million that expire from 2009 to 2027. Additionally, we have $3.1 million of tax attributes from our Canadian subsidiary which are primarily investment tax credits and deferred research and development expenditures which begin to expire in 2013.

Our policy is to evaluate our deferred tax assets on a jurisdiction by jurisdiction basis and record a valuation allowance for our deferred tax assets if we do not have sufficient positive evidence indicating that we will have future taxable income available to utilize our deferred tax assets. In assessing the need for a valuation allowance, we first examine our historical cumulative three year pre-tax book income (loss). If we have historical cumulative three year pre-tax book income, we consider this to be strong positive evidence

CAPTARIS, INC.

indicating we will be able to realize our deferred tax assets in the future. Absence the existence of any negative evidence outweighing the positive evidence of cumulative three year pre-tax book income, we do not record a valuation allowance for our deferred tax assets.

If we have historical cumulative three year pre-tax book losses, we then examine our historical cumulative three year pre-tax book losses to determine whether any unusual or abnormal events occurred in this time period which would cause the results not to be an indicator of future performance. As such, we normalize our historical cumulative three year pre-tax results by excluding abnormal items that are not expected to occur in the future. This analysis of “normalized” historical book income includes material management assumptions that relate to the appropriateness of excluding non-recurring items. If, after excluding non-recurring items, we have “normalized” historical cumulative three year pre-tax book income, we consider this strong positive evidence indicating we will be able to realize our deferred tax assets in the future. We then assess any additional positive and negative evidence such as the existence or absence of historical cumulative three year taxable income, future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carry forwards and taxable income in prior carry back years. After reviewing and weighing all of the positive and negative evidence, if the positive evidence outweighs the negative evidence then we do not record a valuation allowance for our deferred tax assets. If the negative evidence outweighs the positive evidence, then we record a valuation allowance for our deferred tax assets.

For our U.S. federal jurisdictions, we have incurred U.S. cumulative pre-tax book losses of $2.5 million for the three years ended December 31, 2007. As of December 31, 2007, we continue to believe, based on the weight of available evidence, that no valuation allowance is required at December 31, 2007 for our deferred tax assets related to U.S. federal net operating losses and other U.S. deferred tax assets because the preponderance of objectively verifiable, positive evidence outweighs available negative evidence.

Objectively verifiable positive evidence considered for purposes of this determination includes our “normalized” cumulative pre-tax book income of $1.0 million for the three years ended December 31, 2007 exclusive of certain expenses in 2005 that we believe were an aberration, including: (1) $2.1 million for incentive compensation paid pursuant to an earn-out agreement with the former founders of Teamplate which we acquired in 2003 and (2) $1.4 million of increased accounting and consulting fees incurred to comply with the Sarbanes Oxley Act of 2002 which we consider to be in excess of our normal and recurring fees for annual compliance. We believe these are unusual items that are not indicative of a continuing condition and should be considered an aberration for purposes of determining our earnings history for assessing the realizability of our deferred tax assets in accordance with the recognition criteria of SFAS No. 109. In addition to the objective positive evidence, we also have positive evidence that is more subjective in nature including projected cumulative 3 year earnings for the period 2006 through 2008, projected cumulative 3 year taxable income for the period 2008 through 2010 and projected future earnings from Castelle which we acquired in 2007. These positive evidences are less certain than the objective positive evidences and therefore carry less weight when evaluating whether a valuation allowance is not needed. Negative evidence we considered was our history of cumulative book losses for the three years ended December 31, 2007, which we believe was an aberration (as discussed above). Based on the weight of all available evidence, we believe it is more likely than not that we will generate sufficient future U.S. taxable income to realize our U.S. deferred tax assets at December 31, 2007. In addition, we believe it is more likely than not that we will utilize our net operating loss carry forwards and they will not be limited by Internal Revenue Code Section 382 before they expire. We also believe that because of our assumptions and judgment involved with this analysis, there is an element of uncertainty that these U.S. federal net operating losses and U.S. deferred tax assets will be utilized in the future. Therefore, in the future we will continue to closely monitor evidence on a quarterly basis. If we believe that our negative evidence outweighs our positive evidence, we will record a valuation allowance against the U.S. net operating losses and the U.S. deferred tax assets at that time.

In Canada, we recorded a full valuation allowance against our investment tax credits because we do not believe it is more likely than not that we will utilize the credits prior to the expiration of the statutory carryforward period. Our Canadian subsidiary has a history of losses, and with projected Canadian income insufficient to support utilization of the investment tax credit carryovers prior to expiration provides substantial negative evidence supporting our conclusion regarding realizability of the tax credit carryovers.

In our other foreign jurisdictions, we believe that our net operating losses are more likely than not to be realized. Our history of income and net operating loss utilization, coupled with an indefinite carryforward period for net operating losses provide sufficient objectively verifiable positive evidence to support our conclusion regarding realizability of these carryforwards.

We anticipate the effective tax rate for 2008 to be in the range of 31% to 34%.

CAPTARIS, INC.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents. Traditionally our principal sources of liquidity have also included short and long-term investments. During 2007, in anticipation of our acquisition of CDT, we liquidated all of our investments. As a result we did not own any short and long-term investments as of December 31, 2007. Therefore, our cash and cash equivalent balance as of December 31, 2007 was $46.2 million. Additionally, subsequent to December 31, 2007, as described below in “Subsequent Events”, we entered into a $10.0 million line of credit agreement. As of December 31, 2006, when our portfolio consisted primarily of money market funds, adjustable rate mortgage-backed securities, and municipal and United States government agency-backed securities, the balance of cash, cash equivalents and short and long-term investments totaled $59.4 million.

Cash provided by operating activities for 2007 was $10.6 million resulting from changes in working capital components and adjustments to net income for non-cash expenses. Working capital sources of cash were primarily from a decrease in accounts receivable and increases in deferred revenue and accounts payable. Accounts receivable decreased due to better revenue linearity within the fourth quarter of 2007 in comparison to the same period for the prior year. Accounts payable increased primarily due to inventory purchases. Deferred revenue increased primarily due to increased maintenance and support obligations. Working capital uses of cash included increases in prepaid expenses and deferred income taxes. Prepaid expenses increased due to expenditures relating to the CDT acquisition that were recorded as deferred costs of the acquisition. Deferred income taxes increased due to taxes provided for temporary differences between book income and taxable income.

Cash provided by operating activities in 2007 was $10.6 million which was $3.3 million lower compared to 2006 due, primarily, to income of $4.0 million in 2006 compared to income of $224,000 in 2007, as well as increases in prepaid expenses and deferred tax assets. Cash provided by operating activities for 2006 was $13.9 million, primarily from our net income for the year, adjusted by non-cash expenses and changes in working capital components. Working capital sources of cash were primarily from a decrease in taxes receivable and deferred tax assets and an increase in deferred revenue. Deferred revenue increased primarily due to increased maintenance and support obligations. Working capital uses of cash included increases in trade receivables and prepaid expenses.

Cash provided by investing activities was $31.5 million for the year ended 2007 compared to cash used in investing activities of $4.7 million during 2006. Cash provided by investing activities in 2007 consisted primarily of $48.7 million of proceeds from sales and maturities of investments, net of purchases. This was reduced by $12.0 million used for the purchase of Castelle and $5.2 million for purchases of capital equipment. Cash used in investing activities in 2006 was due primarily to $3.5 million of investment purchases, net of proceeds from sales and maturities of investments and $1.3 million of capital asset purchases.

Cash used in financing activities during the year ended December 31, 2007 was $7.0 million compared to cash used of $4.9 million in the year ended December 31, 2006. In 2007, cash used in financing activities included $9.5 million to repurchase 1,663,839 shares of our common stock pursuant to our repurchase program, partially offset by cash provided by the exercise of stock options of $2.2 million through our employee stock option plans, as well as $308,000 of excess tax benefits from stock-based compensation. In 2006, cash used in financing activities included $11.3 million to repurchase 2,099,506 shares of our common stock pursuant to our repurchase program partially offset by cash provided from the exercise of stock options from our employee stock option plans of $5.3 million.

Subsequent to year end, on January 4, 2008, our wholly-owned subsidiary, Captaris Verwaltungs GmbH (“CV GmbH”), a German limited liability company, acquired Océ Document Technologies GmbH (“ODT”). Under the terms of the acquisition agreement, CV GmbH acquired all of the outstanding stock of ODT for approximately €10.4 million ($15.4 million), net of ODT’s cash balance as of the closing of approximately €21.6 million ($31.8 million). To finance this transaction, we loaned CV GmbH €31.6 million ($46.2 million), representing the aggregate amount of cash paid to the seller in the acquisition. Since the acquisition, and through the date of this report, the majority of our consolidated cash is held by ODT in Germany. We intend to have ODT remit its excess cash to Captaris in repayment of the intercompany loan. However, in accordance with capital maintenance rules under German law, ODT can only remit to its shareholders cash equal to the amount that its net assets exceeds its registered share capital. As of the date of this report, ODT’s net assets do not exceed its registered share capital and therefore no cash can be remitted to Captaris to repay the intercompany loan. We are in the process of merging ODT into CV GmbH, with CV GmbH being the surviving company. CV GmbH’s registered share capital is significantly less than ODT’s and, as a result of the merger, we expect CV GmbH’s net assets to exceed its registered share capital immediately after the merger, therefore freeing up approximately €5.0 million ($7.4 million) of

CAPTARIS, INC.

cash to be remitted to Captaris in repayment of the intercompany loan. We expect the merger and remittance of the €5.0 million ($7.4 million) to occur late in the second quarter of 2008. We expect CV GmbH to repay the remainder of the intercompany loan over the next 5 years.

The outstanding intercompany loan of €31.6 million ($46.2 million) exposes us to significant gains and losses from fluctuations in the exchange rate of Euros to U.S. dollars. To mitigate this risk, we have entered into a foreign currency exchange forward contract with Wells Fargo Bank N.A., agreeing to sell approximately €31.6 million at a future date. This contract is unsecured and matures on April 4, 2008. Under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, our foreign currency forward contract is an effective hedge of our foreign currency risk exposure on the intercompany loan. However, until ODT can remit cash in repayment of the intercompany loan, which we would then use to settle the foreign currency forward contract, we are exposed to potentially significant U.S. dollar cash flow risks. To the extent that the foreign currency forward contract is in a loss position on the date of maturity, we will have to settle the contract in U.S. dollars equal to the amount of the loss. Additionally, we intend to continue to hedge our foreign currency exposure on the intercompany loan until it is repaid in full. This will require us to enter into a new foreign currency contract when our existing foreign currency contract expires on April 4, 2008. There can be no assurances that we will be able to obtain a new foreign currency contract at the same rate or similar unsecured terms.

We believe existing cash, cash equivalents and amounts available under our line of credit agreement together with funds generated from operations will be sufficient to meet our anticipated working capital needs and capital expenditure needs for the next twelve months and the foreseeable future.

Stock Repurchase Plan

On June 8, 2006, our Board of Directors authorized us to enter into a Rule 10b5-1 repurchase plan to facilitate the repurchase of our common stock at times when we ordinarily would not be in the market because of self-imposed trading blackout periods. Transactions under the Rule 10b5-1 repurchase plan began on September 18, 2006, the first trading day after the trading window closed in the third quarter of 2006.

Under our Rule 10b5-1 repurchase plan as well as stock repurchases we made prior to or outside of the plan during open trading window periods, we repurchased 1,663,839 shares of our common stock for $9.5 million, 2,099,506 shares for $11.3 million, and 1,285,778 shares for $4.9 million in 2007, 2006 and 2005, respectively.

In 2006, the Board of Directors approved two separate increases to our previously announced stock repurchase program, each time bringing the total cash available for repurchase to approximately $15.0 million. As of December 31, 2007, $9.6 million was available under our repurchase program. As of March 1, 2008 we have purchased an additional 33,000 shares under our repurchase plan for $126,000. We may repurchase shares in the future subject to the rules of our Rule 10b5-1 repurchase plan and, in the case of any discretionary purchases made outside of the plan, subject to overall market conditions, stock prices, and our cash position and requirements going forward. The repurchase program will continue until the earlier of (a) such time when the maximum dollar amount authorized has been utilized or (b) our Board of Directors elects to discontinue our repurchase program.

Contractual Obligations and Commercial Commitments

We have operating leases for all of our offices and certain equipment. Rental expense for operating leases was $3.1 million, $3.0 million and $3.1 million in 2007, 2006 and 2005, respectively. Certain of our lease agreements provide for scheduled rent increases over the lease term. We recognize minimum rental expenses on a straight-line basis over the term of the lease. As of December 31, 2007, we occupied 38,165 square feet of office space, net of sub-leased office space, in Bellevue, Washington under a lease that ended on February 29, 2008. In February 2008, we relocated our United States headquarters to a new location also in Bellevue, Washington. As of the date of this report, we lease 52,810 square feet of office space under a lease that expires in February 2015. In March 2007, we renewed our lease for the Englewood, Colorado office for another twelve months and reduced the leased space to approximately 15,000 square feet.

CAPTARIS, INC.

The following table summarizes our contractual obligations and estimated commercial commitments as of December 31, 2007 and the effect such obligations are expected to have on liquidity in future periods:

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases, net of sublease income	$14,881	$2,813	$4,758	$3,818	$3,492
Purchase obligations[1]:
Long-term commitments[2]	1,245	1,245	—	—	—

Total contractual obligations and estimated commercial commitments	$16,126	$4,058	$4,758	$3,818	$3,492

Notes:

1.

These purchase obligations exclude our commitment to purchase CDT pursuant to an agreement signed on December 20, 2007 – see “Subsequent Events” below. Our acquisition of CDT was consummated in January 2008.

2.	We have certain obligations to purchase telecommunication services and general purchases for our operating activities.

Subsequent to year end (see “Subsequent Events” below), we assumed the following CDT commitments for leased spaces and personal property under existing non-cancelable operating leases:

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$3,324	$873	$1,570	$881	$ —

We have a $1.0 million standby letter of credit. We have collateralized the letter of credit with a $1.0 million restricted certificate of deposit, which secures our corporate headquarters and is included in restricted cash as of December 31, 2007.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141R”), Business Combinations, which replaces SFAS No. 141 and amends several others. The statement retains the purchase method of accounting for acquisitions but changes the way we will recognize assets and liabilities. It also changes the way we will recognize assets acquired and liabilities assumed arising from contingencies, requires us to capitalize in-process research and development at fair value, and requires us to expense acquisition-related costs as incurred. SFAS No. 141R is effective for us on, but not before, January 1, 2009, the beginning of our fiscal 2009 reporting periods. SFAS No. 141R will apply prospectively to our business combinations completed on or after January 1, 2009 and will not require us to adjust or modify how we recorded any acquisition prior to that date.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. Under SFAS No. 159, we may elect to measure many financial instruments and certain other items at fair value on an instrument by instrument basis subject to certain restrictions. We adopted SFAS No. 159 on January 1, 2008. Adopting SFAS No. 159 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. We adopted SFAS No. 157 on January 1, 2008. Adopting SFAS No. 157 did not have a material impact on our consolidated financial position, results of operations or cash flows.

CAPTARIS, INC.

Subsequent Events

Stock Option and Stock Unit Grants

Subsequent to year end, on February 22, 2008, we granted 223,000 stock options and 194,950 stock units to certain employees. We expect to record stock-based compensation expense of $348,000 and $699,000 for the stock options and stock units, respectively, ratably over a four year period.

Acquisition of Océ Document Technologies GmbH

On January 4, 2008, our wholly-owned subsidiary, Captaris Verwaltungs GmbH, a German limited liability company (“CV GmbH”), acquired Océ Document Technologies GmbH (“ODT”), pursuant to a Sale and Purchase Agreement (the “SPA”) by and between CV GmbH and Océ Deutschland Holding GmbH & Co. KG, a German limited partnership (the “Seller”), dated December 20, 2007. Under the terms of the SPA, CV GmbH acquired all of the outstanding equity of ODT from the Seller, and ODT became a wholly-owned subsidiary of CV GmbH and an indirect wholly-owned subsidiary of Captaris. After our acquisition, we re-named ODT to Captaris Document Technologies GmbH (“CDT”).

Under the terms of the acquisition agreement, CV GmbH acquired CDT for approximately €10.4 million ($15.4 million), net of CDT’s cash balance as of the closing of approximately €21.6 million ($31.8 million). CV GmbH also assumed CDT’s operating and financial liabilities, including approximately €12.1 million ($17.9 million) in future retirement obligations. At the closing, €2.0 million ($3.0 million) of the purchase price was deposited in a third-party escrow account for 12 months as security for any post-closing purchase price adjustment and, subject to certain limitations, for indemnification claims against the Seller; however, in connection with the resolution of a post-closing dispute with the Seller, we expect to release the full amount of the escrow to the Seller during the first quarter of 2008.

CDT is a provider of software and solutions for document capture, text recognition and document classification. CDT has approximately 178 employees and maintains its global headquarters in Constance, Germany, and its North American office in Bethesda, Maryland.

Credit Facility

On January 2, 2008, we entered into a credit agreement providing for a senior secured revolving credit facility with Wells Fargo Foothill, LLC, as arranger, administrative agent, swing lender, and letter of credit issuer, and the other lenders party thereto (the “Credit Facility”).

The Credit Facility provides for a $10.0 million revolving line of credit commitment, which may be used (i) for revolving loans, (ii) for swing line advances, subject to a sublimit of $2.0 million and (iii) to request the issuance of letters of credit on our behalf, subject to a sublimit of $5.0 million. On or before January 2, 2009, we may, subject to applicable conditions, request an increase in the commitment under the Credit Facility of up to $10.0 million. The credit available under the Credit Facility may be used to, among other purposes, pay a portion of the purchase price for the acquisition of Océ Document Technologies GmbH as described above and to finance our ongoing working capital, capital expenditure, and general corporate needs. Upon the closing of the Credit Facility on January 2, we obtained an initial cash advance of approximately $9.8 million.

We may, subject to applicable conditions, elect interest rates on our revolving borrowings calculated by reference to (i) the LIBOR rate (the “LIBOR Rate”) fixed for given interest periods, plus a margin determined by our average daily balance of the revolving loan usage during the preceding month or (ii) Wells Fargo Bank, National Association’s prime rate (or, if greater, the average rate on overnight federal funds plus one half of one percent) (the “Base Rate”), plus a margin determined by our average daily balance of the revolving loan usage during the preceding month. For swing line borrowings, we will pay interest at the Base Rate, plus a margin determined by our average daily balance of the revolving loan usage during the preceding month. For borrowings made with the LIBOR Rate, the margin ranges from 250 to 275 basis points, while for borrowings made with the Base Rate, the margin ranges from 100 to 125 basis points.

The Credit Facility matures on January 2, 2013, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must have been cash collateralized.

The Credit Facility provides for the payment of specified fees and expenses, including commitment and unused line fees, and contains certain loan covenants, including, among others, financial covenants providing for a minimum EBITDA and maximum amount of capital expenditures, and limitations on our ability with regard to the incurrence of debt, the existence of liens, stock repurchases and dividends, investments, and mergers, dispositions and acquisitions, and events constituting a change in control. Our obligations under the Credit Facility are guaranteed by certain of our direct and indirect domestic subsidiaries (collectively, the “Guarantors”).

The Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, and cross defaults to certain other indebtedness. The occurrence of an event of default will increase the applicable rate of interest and could result in the acceleration of our obligations under the Credit Facility and the obligations of any or all of the Guarantors to pay the full amount of our obligations under the Credit Facility.

CAPTARIS, INC.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our company is exposed to market risks, including changes in interest rates and foreign currency exchange rates, each of which could adversely affect the value of certain assets and liabilities. Except as described below, we do not, as of the date of this report, use derivative financial instruments to hedge this risk.

Interest rate risk

Historically, we maintained an investment portfolio consisting primarily of investment grade interest bearing securities that were classified as “available-for-sale” securities. These investments were subject to interest rate risk and would fall in value if market interest rates increased. Conversely, declines in interest rates would have a material impact on the interest earnings of our investment portfolio. For a presentation of the fair value of our “available-for-sale” investments at December 31, 2006, see Note 6 in Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

During 2007, we liquidated our investments in order to pursue acquisition opportunities, such as the acquisition of CDT in January 2008. Accordingly, at December 31, 2007, we did not have any interest rate risk related to investments because we did not hold any investment grade interest bearing securities in our investment portfolio. However, we expect to acquire, as we have historically, interest bearing securities or other instruments that carry with them, interest rate risk.

On January 2, 2008, we entered into a credit agreement providing for a senior secured revolving credit facility of $10.0 million. On or before January 2, 2009, we may, subject to applicable conditions, request an increase in the commitment of up to $10.0 million. Upon closing of the credit facility on January 2, 2008, we obtained an initial cash advance of approximately $9.8 million. The interest rate on the credit facility is based upon either: LIBOR plus an applicable margin, or the prime rate or base rate plus an applicable margin. The credit facility matures on January 2, 2013. See Note 20 in Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Based on our outstanding credit facility obligation of $9.8 million as of the date of this report, assuming a hypothetical increase of 5%, 10% and 20% in interest rates over the next year, annualized interest expense would increase by approximately $490,000, $980,000 and $2.0 million, respectively. Such potential increases are based on certain simplified assumptions, including an immediate, across-the-board increase in the level of interest rates with no other subsequent changes for the remainder of the periods.

Foreign currency risk

Currently, our U.S. sales and some international sales are denominated in U.S. dollars. We may also price our international sales to the United Kingdom in British pounds sterling, to Canada in Canadian dollars, to Australia in Australian dollars and to participating European Community countries in Euros. Increases in the value of the U.S. dollar against any local currencies could cause our U.S.-based products to become relatively more expensive to customers in a particular country or region, leading to reduced revenue or profitability in that country or region. As we continue to expand our international operations, and particularly with the acquisition of CDT in January 2008, we expect our non-U.S.-dollar-denominated revenue, expenses, and intercompany balances and our exposure to gains and losses on international currency transactions to increase.

Based on the net foreign currency denominated balances held by our U.S. parent company at December 31, 2007 of $43.7 million, an assumed hypothetical 5%, 10% and 20% strengthening of the U.S. dollar in relation to the denominated foreign currencies would result in losses of $2.1 million, $4.3 million, and $8.5 million, respectively. We would record these losses in “other income (expense), net” in our Consolidated Statements of Operations.

In addition, the results of operations and financial condition of our international operations and subsidiaries are exposed to foreign exchange rate fluctuations due to translation to U.S. dollars for reporting purposes. Upon translation, operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of certain balances denominated in foreign currencies. For example, with respect to our net assets or net revenue denominated in currencies other than the U.S. dollar, a strengthening U.S. dollar would result in less net assets or net revenue when converted to U.S. dollars, which could have a material adverse impact on our financial condition or results of operations. Conversely, for an entity with various financial instruments denominated in a foreign currency in a net liability position and net expenses, a weakening in the U.S. dollar would result in more net liabilities or net expenses when converted to U.S. dollars. As we have expanded our international operations, and particularly with the acquisition of CDT in early January 2008, our exposure to these exchange rate risks has increased. As of the date of this report, a significant portion of our net assets are denominated in Euros and, to a lesser extent, in Canadian dollars, Australian

CAPTARIS, INC.

dollars and British pounds sterling. Moreover, with the acquisition of CDT, a significant portion of our consolidated revenue and expenses will be denominated in Euros. Historically, we have not hedged our foreign currency translation risk, although we may do so in the future. We performed a sensitivity analysis assuming a hypothetical adverse movement in foreign exchange rates to the underlying foreign currency exposures for our asset and liability positions based in foreign currencies, including our investment in CDT on January 4, 2008. The sensitivity analysis indicated that a hypothetical 5%, 10% and 20% adverse movement in foreign currency exchange rates would result in a $2.8 million, $5.7 million and $11.4 million, respectively, loss in fair values of foreign currency based assets and liabilities as of the date of this report compared to a $398,000, $796,000 and $1.6 million, respectively, loss in fair values of foreign currency based assets and liabilities at December 31, 2006. Fluctuations in our foreign denominated assets and liabilities are recorded in “accumulated other comprehensive income (loss),” a separate component of stockholders’ equity.

Subsequent to year end, we loaned our wholly-owned subsidiary, Captaris Verwaltungs GmbH (“CV GmbH”), €31.6 million ($46.2 million). Until the intercompany loan is repaid, this loan exposes us to significant gains and losses from fluctuations in the exchange rate of Euros to U.S. dollars. To mitigate this risk, we have entered into a foreign currency exchange forward contract with Wells Fargo Bank N.A., agreeing to sell approximately €31.6 million at a future date. This contract is unsecured and matures on April 4, 2008. Under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, our foreign currency forward contract is an effective hedge of our foreign currency risk exposure on the intercompany loan. However, until CV GmbH can remit cash in repayment of the intercompany loan, which we do not expect to occur prior to the maturity of the current hedging contract, which we would then use to settle the foreign currency forward contract, we are exposed to potentially significant U.S. dollar cash flow risks. To the extent that the foreign currency forward contract is in a loss position on the date of maturity, we must settle the contract in U.S. dollars equal to the amount of the loss. Additionally, we intend to continue to hedge the foreign currency exposure on the intercompany loan until it is repaid in full. This will require us to enter into a new foreign currency contract when our existing foreign currency contract expires on April 4, 2008. There can be no assurances that we will be able to obtain a new foreign currency contract at same rate or similar unsecured terms. For additional information regarding this matter, refer to Item 7 of the report under the heading “Liquidity and Capital Resources.”

We performed a sensitivity analysis assuming a hypothetical adverse change in the value of the foreign currency forward contract discussed above. The sensitivity analysis indicated that a hypothetical 5%, 10% and 20% adverse movement in foreign currency exchange rates would result in a $ 2.3 million, $ 4.7 million and $ 9.3 million loss, that must be settled in cash on the date of maturity, April 4, 2008.

CAPTARIS, INC.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Captaris, Inc.

We have audited the accompanying consolidated balance sheets of Captaris, Inc. and subsidiaries (“the Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Captaris Inc. and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the years in the three year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 14 to the financial statements, effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes.” As discussed in Notes 1 and 10 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payment arrangements to conform to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ Moss Adams LLP
Seattle, Washington
March 13, 2008

CAPTARIS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$46,182	$10,695
Restricted cash	1,000	—
Short-term investments, available-for-sale	—	7,084
Accounts receivable, net	19,348	21,347
Inventories	1,681	961
Prepaid expenses and other assets	4,564	2,971
Income tax receivable and deferred tax assets, net	3,527	3,052

Total current assets	76,302	46,110
Long-term investments, available-for-sale	—	41,584
Restricted cash	—	1,000
Other long-term assets	847	303
Equipment and leasehold improvements, net	7,735	4,340
Intangible assets, net	11,748	6,570
Goodwill	37,522	32,199
Deferred tax assets, net	5,344	3,842

Total assets	$139,498	$135,948

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,621	$5,308
Accrued compensation and benefits	5,528	4,522
Other accrued liabilities	1,706	1,920
Income taxes payable	327	192
Deferred revenue	22,747	20,328

Total current liabilities	38,929	32,270

Accrued liabilities – noncurrent	696	307
Deferred revenue – noncurrent	5,962	5,544

Total liabilities	45,587	38,121

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 4,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 120,000 shares authorized; 26,378 and 27,556 outstanding, respectively	264	275
Additional paid-in capital	40,971	46,614
Retained earnings	49,961	49,790
Accumulated other comprehensive income	2,715	1,148

Total shareholders’ equity	93,911	97,827

Total liabilities and shareholders’ equity	$139,498	$135,948

See the accompanying notes to these consolidated financial statements.

CAPTARIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Net revenue	$94,829	$91,986	$86,380
Cost of revenue	28,754	27,720	26,925

Gross profit	66,075	64,266	59,455
Operating expenses:
Research and development	16,167	12,227	13,976
Selling and marketing	35,084	31,830	34,448
General and administrative	18,392	16,103	18,529
Amortization of intangible assets	1,029	1,274	1,749
In-process research and development	219	—	—
Gain on sale of discontinued CallXpress product line	(1,000)	(1,000)	(1,000)

Total operating expenses	69,891	60,434	67,702

Operating income (loss)	(3,816)	3,832	(8,247)

Other income (expense):
Interest income	2,052	1,894	1,121
Interest expense and other income (expense), net	467	55	(210)

Other income	2,519	1,949	911

Income (loss) from continuing operations before income tax expense (benefit)	(1,297)	5,781	(7,336)
Income tax expense (benefit)	(1,525)	1,816	(3,319)

Income (loss) from continuing operations	228	3,965	(4,017)

Discontinued operations:
Gain (loss) on sale of MediaTel assets, net of income tax expense (benefit) of $(2), $11 and $25, respectively	(4)	16	38

Income (loss) from discontinued operations	(4)	16	38

Net income (loss)	$224	$3,981	$(3,979)

Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.01	$0.14	$(0.14)
Income from discontinued operations	(0.00)	0.00	0.00

Basic net income (loss) per share	$0.01	$0.14	$(0.14)

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.01	$0.14	$(0.14)
Income from discontinued operations	(0.00)	0.00	0.00

Diluted net income (loss) per share	$0.01	$0.14	$(0.14)

Weighted average shares used in computation of:
Basic net income (loss) per share	27,019	27,899	28,907
Diluted net income (loss) per share	27,623	28,514	28,907

See the accompanying notes to these consolidated financial statements.

CAPTARIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$224	$3,981	$(3,979)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,700	3,104	3,474
Amortization	2,980	3,198	3,675
Stock-based compensation expense (benefit)	1,367	677	(246)
In-process research and development	219	—	—
(Gain) loss on disposition of equipment	(7)	74	10
Impairment of long-lived assets and intangibles	83	—	607
Provision for doubtful accounts	114	29	572
Unrealized gain in foreign currency exchange	(433)	—	—
Deferred income taxes	(1,349)	3,477	(1,054)
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable, net	2,658	(2,563)	(1,108)
Inventories	411	(411)	411
Prepaid expenses and other assets	(1,990)	(1,159)	(448)
Income taxes receivable and deferred income taxes, net	(628)	(1,185)	(1,905)
Accounts payable	2,603	622	(2,222)
Accrued compensation and benefits	183	765	(623)
Other accrued liabilities	(469)	(489)	813
Income taxes payable	(109)	111	(343)
Deferred revenue	2,088	3,692	3,802

Net cash provided by operating activities	10,645	13,923	1,436

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(5,244)	(1,284)	(3,045)
Purchases of investments	(38,945)	(71,242)	(50,951)
Purchases of businesses, net of cash acquired	(11,974)	—	—
Proceeds from disposals of fixed assets	55	14	26
Proceeds from sale of and maturities of investments	87,618	67,790	55,721

Net cash provided by (used in) investing activities	31,510	(4,722)	1,751

Cash flows from financing activities:
Proceeds from exercise of stock options	2,165	5,278	574
Repurchase of common stock	(9,494)	(11,301)	(4,942)
Excess tax benefits from stock-based compensation	308	1,116	—

Net cash used in financing activities	(7,021)	(4,907)	(4,368)

Net increase (decrease) in cash	35,134	4,294	(1,181)
Effect of exchange rate changes on cash	353	(19)	38
Cash and cash equivalents at beginning of period	10,695	6,420	7,563

Cash and cash equivalents at end of period	$46,182	$10,695	$6,420

Supplemental disclosures:
Cash paid during the period for income taxes	$458	$141	$404

Software acquired with three year payment terms:
Fair value of software acquired	$935	$—	$—
Cash paid for the software	(301)	—	—

Liabilities assumed	$634	$—	$—

Castelle acquisition:
Fair value of assets acquired	$14,281	$—	$—
Cash paid	(11,974)	—	—

Liabilities assumed	$2,307	$—	$—

See the accompanying notes to these consolidated financial statements.

CAPTARIS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity	Total Comprehensive Income (Loss)
Balance at January 1, 2005	29,451,973	$295	$55,410	$748	$49,788	$106,241	$479

Exercise of stock options	200,793	2	572	—	—	574	—
Repurchase of common stock	(1,285,778)	(13)	(4,929)	—	—	(4,942)	—
Stock-based compensation expense	—	—	(246)	—	—	(246)	—
Income tax benefit related to stock-based compensation	—	—	28	—	—	28	—
Unrealized gain on investments, net of income tax expense of $38	—	—	—	63	—	63	63
Foreign currency translation adjustment	—	—	—	40	—	40	40
Net loss	—	—	—	—	(3,979)	(3,979)	(3,979)

Balance as of December 31, 2005	28,366,988	$284	$50,835	$851	$45,809	$97,779	$(3,876)

Exercise of stock options	1,288,365	12	5,266	—	—	5,278	—
Repurchase of common stock	(2,099,506)	(21)	(11,280)	—	—	(11,301)	—
Stock-based compensation expense	—	—	677	—	—	677	—
Income tax benefit related to stock-based compensation	—	—	1,116	—	—	1,116	—
Unrealized gain on investments, net of income tax expense of $68	—	—	—	108	—	108	108
Foreign currency translation adjustment	—	—	—	189	—	189	189
Net income	—	—	—	—	3,981	3,981	3,981

Balance as of December 31, 2006	27,555,847	$275	$46,614	$1,148	$49,790	$97,827	$4,278

Exercise of stock options	486,036	5	2,160	—	—	2,165	—
Repurchase of common stock	(1,663,839)	(16)	(9,478)	—	—	(9,494)	—
Stock-based compensation expense	—	—	1,367	—	—	1,367	—
Income tax benefit related to stock-based compensation	—	—	308	—	—	308	—
Unrealized gain on investments, net of income tax expense of $4	—	—	—	10	—	10	10
Cumulative effect of adoption of FASB Interpretation No. 48	—	—	—	—	(53)	(53)	—
Foreign currency translation adjustment	—	—	—	1,557	—	1,557	1,557
Net income	—	—	—	—	224	224	224

Balance as of December 31, 2007	26,378,044	$264	$40,971	$2,715	$49,961	$93,911	$1,791

See the accompanying notes to these consolidated financial statements.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business and Summary of Significant Accounting Policies

The Business

Captaris, Inc., (“we”, “us”, “our”) is a corporation formed in the State of Washington in 1982. Our principal executive offices are located in Bellevue, Washington. We are a provider of computer products that automate document-centric business processes. With a comprehensive suite of software, hardware and services, we help organizations gain control over many processes that include the need to integrate documents more securely and efficiently. Our solutions also provide interoperability between documents and business applications and technology platforms.

We operate under one business unit segment to deliver our product and software solutions. We develop products and services for document capture, intelligent document recognition and classification, routing, workflow, document management and document delivery. Our product lineup includes the brand names RightFax, FaxPress, Captaris Workflow, Alchemy, Single Click Entry, DOKuStar and RecoStar.

Our products are distributed and supported through a global network of technology partners. This distribution system consists of business partners from all levels of the information technology (“IT”) spectrum: value-added resellers, original equipment manufacturers (“OEMs”), system integrators, distributors, mass market resellers, online retailers, office equipment dealers, and independent software vendors (“ISVs”). We believe the use of multiple distribution channels increases the likelihood that our products will be sold to more customers.

Accounting Principles

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

Our consolidated financial statements include the accounts of Captaris, Inc. and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

Generally accepted accounting principles in the U.S. require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of our consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods presented. We base our estimates on historical experience, current conditions and various other assumptions we believe to be reasonable under the circumstances. Our estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as identifying and assessing appropriate accrual and disclosure treatment with respect to commitments and contingencies. Actual results may differ significantly from these estimates. To the extent that there are material differences between these estimates and actual results, our presentation of our financial condition or results of operations may be affected.

Reclassifications

In 2006, in an effort to provide investors more detail on our expenses, we began separating Selling, general and administrative expenses into two separate categories: Selling and marketing expenses and General and administrative expenses. In addition, in 2006 we reclassified stock-based compensation expense (benefit) from one separate line item on the income statement to the expense categories as disclosed in Note 10. All relative prior period balances have been reclassified to conform to the current period presentation. These reclassifications had no material impact on revenue, gross margin, net income (loss), assets or liabilities in the periods presented.

Business Combinations

We include the results of operations of acquired businesses from the date of acquisition. We record net assets acquired at their fair value at the date of acquisition. We include the excess of the purchase price over the fair value of net assets acquired as goodwill in the accompanying consolidated balance sheets. In certain circumstances, we have pushed down the goodwill to the acquiring foreign subsidiary resulting in foreign currency translation differences upon consolidation.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Our cash balances periodically exceed FDIC limits on insurable amounts.

Investments

We classify our short-term and long-term investments as “available-for-sale.” We record our portfolio at fair market value. We determine the fair value of our investments based on quoted market prices. We classify investments with legal maturities of one year or less as short-term. We recognize realized gains and losses upon the sale of investments using the specific identification method. We record unrealized gains and losses, net of any income tax effect, as a component of other comprehensive income. We record interest income using an effective interest rate, with the associated premium or discount amortized to interest income over the term of each investment.

We recognize an impairment charge for unrealized losses when an investment’s decline in fair value is below the cost basis and we judge the decline to be other than temporary. In making this judgment, we evaluate, among other factors, the duration and extent to which the fair value of an investment is less than its cost, the financial condition and near-term business outlook for the investee and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Concentration of Credit Risk

We extend credit to customers and are, therefore, subject to credit risk. We perform initial and ongoing credit evaluations of our customers’ financial condition and do not require collateral on accounts receivable. To determine our allowance for doubtful accounts, we use estimates based on our historical bad debt experience, the aging of customer accounts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment patterns. Historically, actual credit losses have been within our expectations.

A significant portion of our revenue is derived from sales in the United States. For the years ended December 31, 2007, 2006 and 2005, sales in the United States accounted for 69.5%, 72.0% and 74.2%, respectively, of net revenue. No single customer represented more than 10% of our net revenue in 2007, 2006, or 2005.

Inventories

Inventories consist primarily of fax boards, which we either resell or forward integrate into finished goods. We value these inventories on our consolidated balance sheets at the lower of cost or market (as determined by the first-in, first out method). Due to rapid changes in technology, it is possible that older products in inventory may become obsolete or that we may sell these products below cost. If actual market conditions are less favorable than we project, inventory write-downs may be required. When we determine that the carrying value of inventories is not recoverable, we write-down inventories to market value.

Inventories consisted of the following (in thousands):

	December 31,
	2007	2006
Finished goods	$1,131	$961
Components	550	—

	$1,681	$961

Restricted Cash

As of December 31, 2007, we had a $1.0 million irrevocable standby letter of credit as collateral pursuant to a lease agreement for our corporate headquarters. Through January 31, 2008, we were required to collateralize this letter of credit with a $1.0 million restricted certificate of deposit. We have included this certificate of deposit in restricted cash on our consolidated balance sheets as of December 31, 2007 in current assets and 2006 in long-term assets.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Equipment and Leasehold Improvements

We record equipment and leasehold improvements and certain other long-lived assets at cost less accumulated depreciation. We calculate depreciation on a straight-line basis over the estimated useful lives. We base the useful lives of equipment and leasehold improvements on our estimates of the time period that the equipment or leasehold improvement will be utilized, typically from two to five years. The useful lives of our leasehold improvements are typically less than the lives of the applicable leases. We periodically evaluate the recoverability of equipment and leasehold improvements and take into account events or circumstances that indicate that impairment exists or that the useful lives should be revised. If we conclude that there is a change in the recoverability of equipment or leasehold improvements, we make adjustments accordingly.

Intangible Assets

All of our intangible assets, other than goodwill, are subject to amortization. We amortize our intangible assets using the straight-line method over their estimated useful life. We base the useful lives of intangible assets on our estimates of the time period that the intangible assets will generate cash, typically from one to nine years. We periodically evaluate the recoverability of intangible assets and take into account events or circumstances that impairment exists or that the useful lives should be revised. If we conclude that there is a change in the recoverability of our intangible assets, we make adjustments accordingly.

Goodwill

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we perform tests for goodwill impairment on an annual basis and on an interim basis in certain circumstances. If we conclude impairment exists, we adjust goodwill to its fair value. In addition, certain financial statements of our wholly-owned subsidiaries have been translated to U.S. dollars. Accordingly, we have translated the value of goodwill recorded on our subsidiaries’ financial statements at year end exchange rates and included the adjusted amounts on our consolidated balance sheets as of December 31, 2007 and 2006.

Fair Value of Financial Instruments

For certain financial instruments, including accounts receivable, accounts payable and accrued liabilities, recorded amounts presented on our consolidated balance sheets approximate fair value due to the short maturities of these instruments. We record short-term and long-term investments at fair value as the underlying securities are classified as available-for-sale and marked to market at each reporting period. We record any unrealized changes in market value as components of other comprehensive income (loss), net of income taxes.

Foreign Currency

The financial statements of our wholly-owned foreign subsidiaries have been translated to U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. Accordingly, all assets and liabilities of the subsidiaries have been translated at year-end exchange rates and all revenue and expenses have been translated at the average exchange rates for the periods presented. We report any translation gains and losses as components of other comprehensive income (loss).

Foreign currency transaction gains and losses result from foreign exchange rate changes on transactions denominated in currencies other than U.S. dollars. Gains and losses on those foreign currency transactions are included in other income (expense) on our consolidated income statements. Foreign currency transaction gains were $524,000 in 2007, transaction losses were $163,000 in 2006 and transaction gains were $124,000 in 2005.

Stock-Based Compensation

We account for stock-based compensation under the provisions of SFAS No. 123(R), Share-Based Payment (“SFAS No. 123R”), which requires us to recognize expense related to the fair value of our stock-based compensation. We adopted SFAS No. 123R using the modified prospective transition method. Under this transition method, compensation cost recognized for the years ended December 31, 2007 and 2006 includes: (a) compensation cost for all stock-based compensation granted prior to, but not vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based compensation granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. We chose the straight-line method for recognizing compensation expense. For all unvested stock options outstanding as of January 1, 2006, we recognize the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, on an accelerated basis over the remaining vesting period. For stock-based compensation granted subsequent to January 1, 2006, we recognize compensation expense, based on the fair value on the date of grant, on a straight-line basis over the vesting period.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Sales of our appliance products are made through stocking distributors. For sales to distributors we recognize revenues on either the sell-through or sell-in method of revenue recognition as determined by the contractual arrangement with each distributor. When the distributor is entitled to stock rotation rights we recognize revenue upon delivery of the appliances to the distributor less a provision for an estimate of those rights (the “sell-in” method). Otherwise, revenue is recognized upon delivery of the appliances to the end-user (the “sell-through” method).

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

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Warranty Expense

We establish a warranty reserve based on our historical experience and an estimate of the amounts necessary to settle future and existing claims on products sold as of our financial statement reporting date. Historically, warranty expenses have not been material.

Research and Development Costs

We expense research and development costs as they are incurred. We have not capitalized any software development costs, as technological feasibility is not generally established until substantially all development has been completed.

Advertising Costs

We expense advertising costs to selling and marketing expense as they are incurred. Advertising expenses were $4.0 million, $4.1 million and $4.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires an asset and liability approach, under which we record deferred income taxes for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. We measure these deferred taxes using tax rates expected to be in effect when the temporary differences reverse. We establish valuation allowances to reduce deferred tax assets unless it is more likely than not that we will generate sufficient taxable income to allow for the realization of our deferred net tax assets.

We also account for income taxes in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN No. 48”). Under the provisions of FIN No. 48, we may recognize the tax benefits from uncertain tax positions only if it is more likely than not that the tax positions will be sustained, on examination by the applicable taxing authorities, based on the technical merits of the positions. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. Upon adoption, we recognized a $53,000 charge to our beginning retained earnings as a cumulative effect of a change in accounting principle. In accordance with FIN No. 48, we recognize interest accrued and penalties related to unrecognized tax benefits as a component of our income tax expense.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Income (Loss) Per Common Share

We compute basic net income (loss) per common share by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. We compute diluted net income (loss) per common share by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding during the year and the net additional shares that would have been issued had all dilutive stock options been exercised less shares that would be repurchased with the proceeds from such exercises. Dilutive stock options are those that have an exercise price less than the average stock price during the period. The following table sets forth the computation of basic and diluted income (loss) per common share:

	Year Ended December 31,
	2007	2006	2005
	(in thousands, except per share amounts)
Numerator:
Income (loss) from continuing operations	$228	$3,965	$(4,017)
Income from discontinued operations	(4)	16	38

Net income (loss)	$224	$3,981	$(3,979)

Denominator:
Weighted average shares outstanding – basic	27,019	27,899	28,907
Dilutive effect of common shares from stock options	604	615	—

Weighted average shares outstanding – diluted	27,623	28,514	28,907

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.01	$0.14	$(0.14)
Income from discontinued operations	0.00	0.00	0.00

Basic net income (loss) per share	$0.01	$0.14	$(0.14)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.01	$0.14	$(0.14)
Income from discontinued operations	0.00	0.00	0.00

Diluted net income (loss) per share	$0.01	$0.14	$(0.14)

For the year ended December 31, 2005, we excluded 206,725 common stock equivalents from the calculation of diluted net income (loss) per share because such securities were antidilutive due to the net loss from continuing operations. Additionally, employee stock options to purchase 2,834,282, 3,474,446 and 4,320,126 shares in the years ended December 31, 2007, 2006 and 2005, respectively, were outstanding, but were not included in the computation of diluted net income (loss) per share because the exercise price of the stock options was greater than the average share price of the common shares.

Comprehensive Income

Comprehensive income consists of two components: net income and other comprehensive income. Other comprehensive income includes revenue, expenses, gains and losses that, under generally accepted accounting principles, we record as an element of shareholders’ equity but are excluded from net income. Our other comprehensive income is comprised of foreign currency translation adjustments from our subsidiaries not using the U.S. dollar as their functional currency and unrealized gains and losses, net of income taxes, on marketable securities categorized as available-for-sale.

The components of accumulated other comprehensive income were as follows (in thousands):

	December 31,
	2007	2006
Accumulated net unrealized loss on available-for-sale investments, net of income tax benefit of $0 and $5	$—	$(10)
Accumulated foreign currency translation	2,715	1,158

Total accumulated other comprehensive income	$2,715	$1,148

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141R”), Business Combinations, which replaces SFAS No. 141 and amends several others. The statement retains the purchase method of accounting for acquisitions but changes the way we will recognize assets and liabilities. It also changes the way we will recognize assets acquired and liabilities assumed arising from contingencies, requires us to capitalize in-process research and development at fair value, and requires us to expense acquisition-related costs as incurred. SFAS No. 141R is effective for us on, but not before, January 1, 2009, the beginning of our fiscal 2009 reporting periods. SFAS No. 141R will apply prospectively to our business combinations completed on or after January 1, 2009 and will not require us to adjust or modify how we recorded any acquisition prior to that date.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. Under SFAS No. 159, we may elect to measure many financial instruments and certain other items at fair value on an instrument by instrument basis subject to certain restrictions. We adopted SFAS No. 159 on January 1, 2008. Adopting SFAS No. 159 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. We adopted SFAS No. 157 on January 1, 2008. Adopting SFAS No. 157 did not have a material impact on our consolidated financial position, results of operations or cash flows.

3. Business Acquired

On July 10, 2007, we acquired Castelle, a Morgan Hill, California company. Castelle is in the business of developing, manufacturing, marketing and supporting office automation systems that allow organizations to implement faxing over local area networks and the Internet. Under the terms of the stock purchase agreement, we acquired Castelle for a total of $14.3 million, net of cash acquired. We paid $12.0 million in cash net of Castelle’s cash balance at closing of $1.0 million, including transaction costs of approximately $1.2 million and assumed liabilities of $2.3 million. The assumed liabilities include deferred revenue of $938,000 and accounts payable and other accrued liabilities of $1.4 million. The acquisition of Castelle has been accounted for as a purchase.

In accordance with SFAS No. 141, Business Combinations, we assigned all identifiable assets and liabilities a portion of the cost of the acquisition based on their respective fair values. We engaged a valuation firm to provide an estimated fair value for all identifiable intangible assets including technology, trade name, customer relationships and non-compete agreements, using an income and a cost approach. The determination of fair value is a critical and complex consideration that involves significant assumptions and estimates. These assumptions and estimates were based on our best judgments and resulted in the allocation of purchase price for this acquisition as detailed below. We allocated the excess of the purchase price over the fair value of the net assets acquired to goodwill. Goodwill in the amount of $4.0 million is deductible for tax purposes.

Castelle was combined in our single business segment, and our results of operations include Castelle’s results of operations for the period from July 10, 2007 to December 31, 2007, including an in-process research and development charge of $219,000.

Castelle Purchase Price Allocation:

(in thousands)
Acquired technology	$8,159
Goodwill	3,945
Other acquired assets	1,959
Acquired in-process research and development	219

Total purchase price	$14,282

We amortize all identified amortizable intangible assets on a straight-line basis over their estimated useful lives, ranging from two to eight years, with no residual value. The weighted-average useful life of these assets is approximately 6.9 years. We will recognize amortization expense for these intangible assets of approximately $1.3 million in 2008, $1.2 million in 2009, $1.1 million in 2010, $1.1 million in 2011, $1.0 million in 2012, $1.0 million in 2013, $664,000 in 2014 and $142,000 in 2015.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Discontinued Operations

On September 15, 2003, Captaris and our wholly-owned subsidiary, MediaTel Corporation (Delaware) (“MediaTel”), entered into an asset purchase agreement, effective as of September 1, 2003, to sell the assets of MediaTel to PTEK Holdings, Inc. (“PTEK”) and its wholly-owned subsidiary, Xpedite Systems, Inc. (“Xpedite”). As such, MediaTel’s results of operations have been classified as discontinued operations. MediaTel provided outsourced e-document delivery services. Concurrent with the sale transaction, we also entered into license and reseller agreements with Xpedite pursuant to which we licensed our fax-to-mail technology to Xpedite in return for minimum compensation of $2.0 million over a three year period, and both parties agreed to cooperate in providing mutual resale opportunities for each other’s products and services. In 2004, we recognized $250,000 of revenue in connection with these agreements. We did not record any revenue in 2005 relating to the license agreement due to a dispute with Xpedite relating to the outstanding minimum licenses fee. In February 2006, we resolved the dispute regarding the revenue relating to 2005. As a result, in the first quarter of 2006, we recorded an additional $750,000 of revenue related to the 2005 commitment and in the third quarter of 2006, we recorded another $1.0 million of revenue in accordance with the license agreement. This agreement concluded in 2006, therefore, we recognized no related revenue in 2007.

5. Sale of Discontinued CallXpress Product Line

In September of 2003, we sold our CallXpress product line. Concurrent with the transaction, we entered into an earn-out agreement with the buyer which entitled us to receive additional payments of up to $1.0 million per year for each of the three years following the sale, depending on the buyer’s success in achieving certain revenue targets. In all three subsequent years, the buyer achieved those revenue targets and sent us payments of $1.0 million in March of 2005, 2006 and 2007, respectively. With receipt of each payment, we recognized an additional gain on the sale of the CallXpress product line. We recorded the gains as a component of operating expenses on our consolidated statement of operations.

6. Investments

As of December 31, 2006, our available-for-sale investments consisted of the following (in thousands):

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

We have estimated the portion of the mortgages likely to be prepaid within one year based on historical prepayment data, current interest rates and other economic factors, and we have classified this portion of these investments as short-term.

During 2007, we liquidated our investments in order to pursue acquisition opportunities – see Note 20. Subsequent Events.

We recognize realized gains and losses upon sale of investments using the specific identification method. Realized gains (losses) were not significant in 2007, 2006 and 2005.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following (in thousands):

	December 31,
	2007	2006
Computers, software and other equipment	$18,462	$14,061
Leasehold improvements	1,715	1,721
Furniture and fixtures	2,369	2,378

Total equipment and leasehold improvements	22,546	18,160
Less accumulated depreciation	(14,811)	(13,820)

Equipment and leasehold improvements, net	$7,735	$4,340

8. Goodwill

In accordance with SFAS No. 142, we do not amortize goodwill. The following table provides information about goodwill activity for the period from January 1, 2006 to December 31, 2007 (in thousands):

Goodwill at January 1, 2006	$32,313
IMR acquisition purchase price adjustments	(214)
Foreign currency translation adjustment	100

Goodwill as of December 31, 2006	$32,199
Castelle acquisition purchase price allocation (see Note 3)	3,945
Foreign currency translation adjustment	1,378

Goodwill as of December 31, 2007	$37,522

9. Intangible Assets

The following table presents details of our intangible assets (in thousands, except number of years):

	December 31, 2007				December 31, 2006
	Weighted- average amortization period (in years)	Gross carrying amount	Accumulated amortization	Intangible assets, net	Weighted- average amortization period (in years)	Gross carrying amount	Accumulated amortization	Intangible assets, net
Technology	5.8	$11,039	$(6,390)	$4,649	5.8	$9,914	$(4,541)	$5,373
Trade names/domain name	5.3	1,540	(336)	1,204	2.4	240	(240)	—
Customer relationships and marketing channels	5.8	8,867	(3,443)	5,424	3.1	3,269	(2,685)	584
Reseller agreements	8.0	311	(189)	122	7.0	311	(144)	167
License agreements	2.8	2,611	(2,263)	348	11.0	2,525	(2,080)	445
Covenants not to compete	1.0	400	(400)	—	1.0	400	(400)	—
Investment in AVST		1	—	1		1	—	1

Total		$24,769	$(13,021)	$11,748		$16,660	$(10,090)	$6,570

We amortize intangible assets using the straight-line method over their estimated useful life ranging from one to nine years. Amortization expense for certain technology and license agreements recorded in cost of revenue was $2.0 million, $1.9 million and $1.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Amortization expense for intangible assets recorded in operating expenses for trade names, customer relationships and reseller agreements, was $1.0 million, $1.3 million and $1.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for 2008 through 2011 is as follows: $3.2 million in 2008, $2.9 million in 2009, $1.7 million in 2010 and $1.1 million in 2011. In addition, we will incur amortization expense related to intangible assets acquired subsequent to December 31, 2007 – see Note 20. Subsequent Events.

In April 2002, we entered into a non-exclusive license agreement with AudioFax IP LLC, settling a patent infringement suit filed by AudioFax on November 30, 2001. We capitalized the license fee and we are amortizing it over the remaining life of the licensor’s patents. Included in total amortization expense recorded in cost of revenue discussed above is amortization expense related to this license in the amount of $90,000 for each of the years ended December 31, 2007, 2006 and 2005.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Stock-Based Compensation

Stock-Based Compensation Plans

Our plans are long-term retention programs that are intended to enhance our long-term shareholder value by offering opportunities to both directors and officers, as well as selected persons to participate in our growth and success and to provide incentives and encourage retention.

The 2006 Equity Incentive Plan (formerly the 1989 Plan)

On June 8, 2006, at the 2006 Annual Meeting of Shareholders of Captaris, Inc., our shareholders approved the Captaris, Inc. 2006 Equity Incentive Plan (the “2006 Plan”), which amended and restated the Captaris, Inc. 1989 Restated Stock Option Plan (the “1989 Plan”) to, among other things, expand the types of awards available for grant to include, in addition to stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units (“RSU’s”) and other stock or cash-based awards. The 2006 Plan authorizes the issuance of stock options and RSU’s to purchase up to 12,900,000 shares of Captaris common stock, the same number authorized under the 1989 Plan. The 2006 Plan did not authorize any new additional shares. We generally grant stock options under the 2006 Plan at an exercise price of the average of the high and low market value of our common stock on the date of grant, and the stock options generally vest over four years. They have a term of one to ten years from the date of grant and vest at the rate of 25% after one year and 2.0833% per month thereafter. Pursuant to the 2006 Plan, as of December 31, 2007, there were 1,949,450 stock options and RSU’s available to grant, and 3,250,841 stock options and 195,081 RSU’s outstanding.

Equity Grant Program for Non-employee Directors

Effective upon shareholder approval of the 2006 Plan, the Board of Directors, upon recommendation of the Compensation Committee, implemented the Terms of Equity Grant Program for Non-employee Directors (the “NED Equity Program”) under the 2006 Plan. The NED Equity Program provides for: 1) initial and annual stock option grants with a Black-Scholes or binomial (whichever method is then being used by the Company to value its stock options for financial reporting purposes) value of $20,000 on the date of grant; and 2) initial and annual restricted deferred stock units (“DSU’s”) with a $25,000 value based on the fair market value which we currently calculate using the average of the high and low stock price, as reported by The Nasdaq Global Market, of our common stock on the date of grant. The stock options will vest in full one year after the date of grant and have a ten-year term, as long as the non-employee director remains on the Board. The DSU’s will be automatically deferred under the Captaris, Inc. Deferred Compensation Plan for Non-employee Directors (the “NED Deferred Compensation Plan”) and will vest in full one year after the date of grant. The compensation expense associated with the NED Equity Program is included in our stock-based compensation expense.

Deferred Compensation Program

Effective upon shareholder approval of the 2006 Plan, the Board of Directors, upon recommendation of the Compensation Committee, also implemented the NED Deferred Compensation Plan, the purpose of which is to further long-term growth of our Company by allowing non-employee directors to defer receipt of certain compensation, keeping their financial interests aligned with our Company, and providing them with a long-term incentive to continue providing services. The NED Deferred Compensation Plan is administered by the Compensation Committee of the Board of Directors.

Directors who are not also employees of the Company or its affiliates are eligible to participate in the NED Deferred Compensation Plan. Non-employee directors may elect to defer receipt of 25%, 50%, 75% or 100% of any cash compensation paid to the non-employee director for his or her service on the Board of Directors or any committee of the Board of Directors. Cash compensation deferred will be credited to the non-employee director’s account as of the date on which it would have been paid had it not been deferred, and will be deemed to be invested in our common stock at a value equal to the closing price of our common stock on such date. A non-employee director will be fully vested in that portion of his or her account attributable to deferred cash compensation at all times. In general, a non-employee director’s vested account balance will be distributed in a lump sum as soon as administratively practicable after his or her separation from service on the Board of Directors. The compensation expense associated with the NED Deferred Compensation Plan is included in our stock-based compensation expense.

The 2000 Plan

Upon the adoption of the 2006 Plan on June 8, 2006, no further awards will be granted under the Captaris, Inc. 2000 Non-Officer Employee Stock Compensation Plan (the “2000 Plan”), which resulted in a reduction in the number of stock options available for grant by 1,050,115 shares. Under the 2000 Plan, we generally granted stock options at the fair market value of our common stock at the date of grant and those stock options generally vested over four years. Stock options under the 2000 Plan have a term of ten years from the date of grant and vest at the rate of 25% after one year and 2.0833% per month thereafter. As of December 31, 2007, there were 1,355,321 stock options outstanding under the 2000 Plan.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-plan Option Grants

As an inducement to employment, on November 15, 2000, we granted our President, Chief Executive Officer and Director of Captaris, a nonqualified stock option outside of any Captaris’ Equity incentive plans. In addition, as an inducement to employment, on October 22, 1997, we granted each of two now former employees of Captaris a nonqualified stock option outside of any of Captaris’ equity incentive plans. As of December 31, 2007, there were 766,000 of these stock options outstanding.

Stock-based compensation expense

Our stock-based compensation expense includes expense related to our stock options and stock units. The amount of stock-based compensation expense, net of forfeitures, recognized in the year ended December 31, 2007 and 2006 was $1.4 million and $677,000, respectively, of which $42,000 and $191,000, respectively, related to stock options granted prior to January 1, 2006. Total unamortized compensation expense as of December 31, 2007 and 2006 was $4.3 million and $1.6 million, net of estimated forfeitures, respectively. Total unamortized stock-based compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of three years.

The following table summarizes the allocation of stock-based compensation for our stock options and stock units to our expense categories for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Year Ended December 31,
	2007	2006	2005
Cost of revenue	$29	$12	$(12)
Research and development	138	46	(74)
Selling and marketing	238	116	(119)
General and administrative	962	503	(41)

Total stock-based compensation expense (benefit)	$1,367	$677	$(246)

In determining the fair value of stock options granted during the years ended December 31, 2007, 2006 and 2005, the following weighted average key assumptions were used in the Black-Scholes option pricing model:

	Year Ended December 31,
	2007	2006	2005
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.50%	4.87%	3.71%
Expected volatility	42.4%	53.6%	49.7%
Expected term	5.3	5.3	3.1

Historically, we have neither declared nor paid any dividends, and we do not expect to do so in the future. The risk-free interest rate we have used in the Black-Scholes valuation method is based on the implied yield currently available from United States Treasury securities with maturities with equivalent terms. Expected volatility is based on the annualized daily historical volatility plus implied volatility of our stock price, including consideration of the implied volatility and market prices of traded stock options for comparable entities within our industry. The expected term of stock options represents the period that our stock-based awards are expected to be outstanding based on historical weighted average holding periods and projected holding periods for the remaining unexercised shares. In projecting holding periods, we considered the contractual terms of our stock-based awards, vesting schedules and expectations of future employee behavior.

Our stock price volatility and option lives involve our best estimates, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense recognized over the life of the option. SFAS No. 123R also requires that we recognize compensation expense for only the portion of stock options expected to vest; therefore, we applied an estimated forfeiture rate that we derived from historical employee termination behavior. If the actual number of forfeitures differs from our estimates, additional adjustments to compensation expense may be required in future periods.

The following table shows the pro forma effect on our net income (loss) and net income (loss) per share had stock-based compensation expense been determined based on the fair value at the award grant date, in accordance with SFAS No. 123, for the year ended December 31, 2005 (in thousands except per share data).

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Year Ended December 31,2005
Net income (loss), as reported in the prior period (1)	$(3,979)
Add back: Stock-based compensation benefit, as reported, net of tax of $96	(150)
Deduct: Stock-based compensation expense determined under the fair value based method for all awards, net of tax of $1.4 million (2)	(2,456)

Pro forma net loss, including the effect of stock-based compensation expense	$(6,585)

Basic and diluted net loss per share, as reported in the prior period (1)	$(0.14)

Basic and diluted net loss per share, including the effect of stock-based compensation expense (3)	$(0.23)

(1)

With the exception of recognized benefits in 2005 for fully vested variable stock options in accordance with APB No. 25, net loss and net income (loss) per share prior to fiscal 2006 did not include stock-based compensation expense for employee stock options under SFAS No. 123 because we did not adopt the optional recognition provisions of SFAS No. 123.

(2)	Stock-based compensation expense prior to 2006 is calculated based on the pro forma application of SFAS No. 123.
(3)	Net loss and net loss per share prior to 2006 represents pro forma information based on SFAS No. 123.

On September 1, 2005, our Compensation Committee and Board of Directors approved the acceleration of vesting of certain unvested stock options granted to our employees and officers under our stock option plans that had an exercise price greater than $3.73 per share, the closing price of our common stock on September 1, 2005. There were 241 employees affected by this modification. Stock options held by non-employee directors were not included in the acceleration. Previously unvested stock options to purchase 2.3 million shares of our common stock became immediately exercisable. The Board also imposed a holding period that requires all executive officers and certain other members of senior management to refrain from selling shares acquired upon the exercise of these stock options, other than shares needed to cover the exercise price and to satisfy withholding taxes and shares transferred by will or by the applicable laws of descent and distribution, until the date on which the exercise would have been permitted under the option’s original vesting terms.

The accelerated vesting eliminated future compensation expenses that we would otherwise recognize in our financial statements with respect to these stock options as a result of adopting SFAS No. 123R. In accordance with APB No. 25 and FASB Interpretation No. 44, no compensation expense was recorded within the financial statements as a result of this modification in 2005 because the stock options had no intrinsic value on the date of the modification due to the exercise price being in excess of the current market price of the stock. Had the stock options not been accelerated, the unamortized fair value-based compensation expense for these stock options at January 1, 2006, would have been $1.9 million, net of estimated forfeitures, compared to the post acceleration unamortized expense of $267,000, net of estimated forfeitures, and would have been expensed under vesting schedules in place prior to the acceleration and recorded in 2006 through 2009. Option expense recorded in the year ended December 31, 2006 would have increased by $1.1 million, net of estimated forfeitures, and the unamortized compensation expense for these stock options would have been $812,000, net of estimated forfeitures, to be recorded in 2007 through 2009.

Stock Options

In accordance with SFAS No. 123R, stock-based compensation expense related to stock options was $1.1 million and $547,000 in the years ended December 31, 2007 and 2006, respectively. In the year ended December 31, 2005, we recognized a stock-based compensation benefit of $246,000 for fully vested variable stock options in accordance with APB No. 25. As of December 31, 2007 and 2006, total unamortized stock-based compensation costs related to stock options and stock units was $3.7 million and $1.5 million, respectively, net of estimated forfeitures. Total unamortized, stock-based compensation costs at December 31, 2007 will be adjusted for future changes in estimated forfeitures and we expect will be recognized over a weighted average period of 3.1 years.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the status of our stock option plans and the changes during the years ended December 31, 2007, 2006 and 2005, is presented in the following table:

	Stock options Available for Grant	Number of Stock options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
January 1, 2005	5,721,576	5,293,055	5.17	7.61
Granted	(1,315,091)	1,315,091	3.97
Exercised	—	(200,793)	2.86
Cancelled	522,585	—	4.97
Forfeited	—	(413,528)	4.65
Expired	(4,000)	(109,057)	6.17

December 31, 2005	4,925,070	5,884,768	5.00	7.13
Granted (1)	(1,153,059)	1,059,811	4.54
Exercised	—	(1,288,365)	4.10
Cancelled	621,518	—	5.87
Forfeited	—	(77,884)	4.45
Expired	(1,050,115)	(543,634)	6.07

December 31, 2006	3,343,414	5,034,696	5.03	6.64

Granted (1)	(1,533,109)	1,236,195	5.48
Exercised	—	(486,036)	4.45
Cancelled	412,693	—	6.04
Forfeited	—	(189,391)	4.72
Expired	(273,548)	(223,302)	7.16

December 31, 2007	1,949,450	5,372,162	5.11	6.28

Vested and expected to vest as of December 31, 2007		4,963,494	5.11	6.07

Exercisable as of December 31, 2007		3,538,698	5.14	4.97

(1)

The difference in shares granted under stock options available for grant and number of stock options outstanding is due to grants of stock units. In accordance with the 2006 Plan, each stock unit granted counts as two shares against the number of shares available for issuance.

During the year ended December 31, 2007, we granted 1,236,195 stock options, with a weighted average Black-Scholes value of $2.45 per share. During the year ended December 31, 2006, we granted 1,059,811 stock options, with a weighted average Black-Scholes value of $2.40 per share. In the year ended December 31, 2005, we granted 1,315,091 stock options with a weighted average Black-Scholes value of $1.50 per share.

Information relating to stock options outstanding and stock options exercisable as of December 31, 2007 is as follows:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$1.86—$3.65	561,507	5.61	$3.16	452,652	$3.15
$3.73—$4.10	737,177	6.19	4.01	626,600	4.04
$4.24—$4.46	145,678	8.19	4.42	65,553	4.39
$4.54—$4.54	690,622	7.97	4.54	301,294	4.54
$4.86—$5.12	662,870	6.06	5.02	400,850	4.97
$5.13—$5.52	586,748	6.75	5.41	402,748	5.51
$5.53—$5.75	174,500	6.26	5.54	174,500	5.54
$5.78—$5.78	668,225	9.22	5.78	—	—
$5.91—$5.92	247,838	6.15	5.92	240,754	5.92
$5.94—$28.13	896,997	2.85	6.85	873,747	6.82

	5,372,162	6.28	$5.11	3,538,698	$5.14

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 was $879,000, $2.9 million and $218,000, respectively. The aggregate intrinsic value of stock options outstanding, stock options vested and expected to vest and stock options exercisable as of December 31, 2007, was $757,000, $713,000 and $600,000, respectively. The aggregate intrinsic value of stock options outstanding, stock options vested and expected to vest and stock options exercisable as of December 31, 2006, was $14.9 million, $13.8 million and $10.3 million, respectively. The intrinsic value is calculated as the difference between the market value and the exercise price of the shares as of the reporting date. The market value as of December 31, 2007 was $4.23, the average of the high and low stock price as reported by Nasdaq Global Market.

Stock Units

Information related to non-vested stock units as of December 31, 2007 is as follows:

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (years)
Non-vested at beginning of period	46,624	$4.43	0.44
Granted	148,457	5.60
Exercised	—	—
Canceled	—	—

Outstanding at end of period	195,081	$5.31	3.14

Ending expected to vest	195,081	5.31	3.14

Ending exercisable	50,081	4.52

During the year ended December 31, 2007, we granted 148,457 stock units with a weighted average Black-Scholes value of $5.60 per share. Compensation expense related to stock units was $295,000 for the year ended December 31, 2007. The aggregate intrinsic value of stock units outstanding, vested or expected to vest and exercisable as of December 31, 2007, was $824,000, $613,000 and $212,000, respectively.

During the year ended December 31, 2006, we granted 46,624 stock units with a weighted average Black-Scholes value of $4.43 per share. Compensation expense related to stock units was $130,000 for the year ended December 31, 2006. The aggregate intrinsic value of stock units outstanding, vested or expected to vest and exercisable as of December 31, 2006, was $366,000, $318,000 and $48,000, respectively.

Total unamortized compensation expense related to stock units as of December 31, 2007 and 2006 was $612,000 and $76,000, respectively. We will recognize unamortized compensation expense for stock units at December 31, 2007 over a weighted average period of 3.2 years.

11. Shareholder’s Equity

Share Repurchase Plan

On June 8, 2006, our Board of Directors authorized us to enter into a Rule 10b5-1 repurchase plan to facilitate the repurchase of our common stock in accordance with our previously announced stock repurchase program. A Rule 10b5-1 repurchase plan allows the purchase of our common shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods. Transactions under the Rule 10b5-1 repurchase plan began, subject to the parameters of the plan, on September 18, 2006, the first trading day after our trading window closed in the third quarter of 2006.

Under our Rule 10b5-1 repurchase plan as well as stock repurchases we made prior to or outside of the plan during open trading window periods, we repurchased 1,663,839 shares of our common stock for $9.5 million, 2,099,506 shares for $11.3 million, and 1,285,778 shares for $4.9 million in 2007, 2006 and 2005, respectively.

As of December 31, 2007, $9.6 million was available under our repurchase program. As of March 1, 2008 we had acquired an additional 33,000 shares under our repurchase plan for $126,000. We may repurchase shares in the future subject to the rules of our Rule 10b5-1 repurchase plan and, in the case of any discretionary purchases made outside of the plan, subject to overall market conditions, stock prices, and our cash position and requirements going forward. The repurchase program will continue until the earlier of (a) such time when the maximum dollar amount authorized has been utilized or (b) our Board of Directors elects to discontinue the repurchase program.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Commitments and Contingencies

Leases

We lease our office space and certain equipment under non-cancelable operating leases which expire on various dates between February 2008 and February 2015. Through February 2008, we subleased a portion of our office space to third parties. Rent expense under non-cancelable leases was $3.1 million, $3.0 million and $3.1 million in 2007, 2006 and 2005, respectively. Certain of our lease agreements provide for scheduled rent increases over the lease term. We recognize minimum rental expense on a straight-line basis over the term of our lease. As of December 31, 2007, we have entered into lease agreements for certain leases beginning in 2008 (“2008 leases”). Future minimum lease payments under non-cancelable operating leases, including 2008 leases, and future rental income under non-cancelable subleases having initial or remaining lease terms in excess of one year as of December 31, 2007 are as follows (in thousands):

	Future Lease Payments	Future Rental Income	Net
2008	$2,873	$(60)	$2,813
2009	2,609	—	2,609
2010	2,149	—	2,149
2011	2,008	—	2,008
2012	1,810	—	1,810
2013 and thereafter	3,492	—	3,492

	$14,941	$(60)	$14,881

Pursuant to a stock purchase agreement dated December 2, 2007, on January 4, 2008, our wholly-owned subsidiary, Captaris Verwaltungs GmbH, a German limited liability company (“CV GmbH”), acquired Océ Document Technologies GmbH (“ODT”) – see Note 20. Subsequent Events. After our acquisition, we re-named ODT to Captaris Document Technologies GmbH (“CDT”). We assumed the following CDT commitments for leased spaces and personal property under existing non-cancelable operating leases:

Future Lease Payments
2008	$873
2009	820
2010	750
2011	715
2012	166
2013 and thereafter	—

$3,324

Purchase Commitments

We have certain obligations to purchase telecommunication services and general purchases for our operating activities of $1,245,000 in 2008. We do not anticipate any losses resulting from these purchase commitments. These purchase obligations exclude our commitment to purchase CDT pursuant to an agreement signed on December 20, 2007 – see “Note 20. Subsequent Events” below.

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

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

13. Restructuring Charges

On November 5, 2007, we announced changes in our research and development organization’s structure. These changes included the elimination of certain positions in our Calgary and Denver offices and the transfer of certain positions to our Bellevue offices. In connection with this structure change, we recorded a charge of $379,000 for severance and transition costs in the fourth quarter of 2007. We recognized $353,000 of this charge in research and development, $16,000 in cost of revenue and $10,000 in general and administrative expenses. We estimate that we will record an additional charge of approximately $66,000 in the first quarter of 2008 to complete this structure change.

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

On November 3, 2005, we announced a corporate reorganization that included the layoff of certain Teamplate founders and triggered the acceleration of the remaining Teamplate management incentive plan obligation. We recorded a charge of approximately $2.1 million for the year ended December 31, 2005 related to this incentive plan. During this time, we also assessed the effect this layoff had on the valuation of the intangibles related to the Teamplate acquisition and determined that the intangibles were not impaired as a result of the layoff. Concurrent with the announcement of the November 2005 reorganization, we announced that we would record a non-cash impairment charge of $607,000 in the fourth quarter of 2005. This impairment charge included $559,000 of impairment of application systems software projects that would not be completed and $48,000 of assets abandoned with the office consolidation.

14. Income Taxes

Income (loss) from continuing operations before income tax expense (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
United States	$(1,877)	$5,377	$(6,027)
Foreign	580	404	(1,309)

Income (loss) from continuing operations before income tax expense (benefit)	$(1,297)	$5,781	$(7,336)

The items accounting for the difference between income taxes computed at the United States statutory rate and the effective tax rate consisted of the following (in thousands):

	Year Ended December 31,
	2007		2006		2005
	Amount	Tax Rate (1)	Amount	Tax Rate	Amount	Tax Rate
Income tax expense (benefit) at statutory rate	$(454)	35.0%	$2,023	35.0%	$(2,568)	35.0%
Nontaxable interest income	(566)	43.6	(497)	(8.6)	(301)	4.1
State income taxes and other	(61)	4.7	89	1.5	(173)	2.4
Research and development credit	(173)	13.3	—	—	—	—
Income tax contingency	(374)	28.8	52	0.9	(405)	5.5
Other items	103	(7.8)	149	2.6	128	(1.8)

Income tax expense (benefit)	$(1,525)	117.6%	$1,816	31.4%	$(3,319)	45.2%

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Income tax expense (benefit) and cash paid for income taxes are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Federal	$(348)	$(1,748)	$(2,454)
State and local	92	54	166
Foreign	80	33	23
Total current income tax expense (benefit)	(176)	(1,661)	(2,265)

Deferred – federal	(1,270)	3,137	(264)
Deferred – state and local	(174)	223	(335)
Deferred – foreign	95	117	(455)

Total deferred income tax expense (benefit)	(1,349)	3,477	(1,054)

Total income tax expense (benefit)	$(1,525)	$1,816	$(3,319)

Income taxes paid	$458	$141	$404

Income taxes refunded	$66	$1,860	$846

The current federal and state provisions do not reflect the tax benefits resulting from deductions associated with our stock option plans. These savings were $308,000, $1.1 million and $28,000 in 2007, 2006 and 2005, respectively, and were credited to additional paid-in capital. The income tax benefit in 2007 and 2005 includes the reversal of previous income tax contingency reserves of $403,000 and $523,000, respectively, which we determined were no longer probable based on new information surrounding the related tax returns.

Income (loss) from discontinued operations before income tax expense was $(6,000), $27,000 and $63,000 for the years ended December 31, 2007, 2006 and 2005, respectively, and was all derived in the United States. The following table is a reconciliation from the United States statutory rate to the effective tax rate for discontinued operations (in thousands):

	Year Ended December 31,
	2007		2006		2005
	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate
Income tax expense (benefit) at the statutory rate	$(2)	35.0%	$9	35.0%	$22	35.0%
State income taxes and other	—	4.6	2	4.6	3	4.6

Income tax expense (benefit)	$(2)	39.6%	$11	39.6%	$25	39.6%

Deferred taxes result from temporary differences relating to items that are expensed for financial reporting but are not currently deductible for income tax purposes. Significant components of our deferred tax assets and deferred tax liabilities as of December 31, 2007 and 2006 are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Accounts receivable allowances	$455	$392
Inventories	257	789
Equipment and leasehold improvements	410	305
Accrued compensation, benefits and stock-based compensation	1,292	751
Amortization of intangibles	1,154	1,185
Deferred revenue	1,796	1,308
Other	392	160
Net operating losses	3,826	3,678
Credit carryovers	3,477	1,902

Total deferred tax assets	$13,059	$10,470
Income taxes receivable	124	10

Total deferred tax assets and income taxes receivable	$13,183	$10,480
Deferred tax liabilities:
Prepaid expenses	$(286)	$(496)
Intangible assets not deductible for tax	(719)	(1,246)
Foreign translation adjustment	(222)	(168)

Total deferred tax liabilities	(1,227)	(1,910)

Net deferred tax assets and income taxes receivable before valuation allowance	$11,956	$8,570
Valuation allowance	(3,085)	(1,676)

Net deferred tax assets and income taxes receivable after valuation allowance	$8,871	$6,894

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2007, we have available unused net operating losses that may be applied against future taxable income. These net operating losses consist of international losses of $2.6 million that do not expire, federal losses of $7.4 million that expire from 2019 to 2027, and state losses of $13.1 million that expire from 2009 to 2027. Additionally, we have $3.1 million of tax attributes from our Canadian subsidiary which are primarily investment tax credits and deferred research and development expenditures which begin to expire in 2013.

Our policy is to evaluate our deferred tax assets on a jurisdiction by jurisdiction basis and record a valuation allowance for our deferred tax assets if we do not have sufficient positive evidence indicating that we will have future taxable income available to utilize our deferred tax assets. In assessing the need for a valuation allowance, we first examine our historical cumulative three year pre-tax book income (loss). If we have historical cumulative three year pre-tax book income, we consider this to be strong positive evidence indicating we will be able to realize our deferred tax assets in the future. Absence the existence of any negative evidence outweighing the positive evidence of cumulative three year pre-tax book income, we do not record a valuation allowance for our deferred tax assets.

If we have historical cumulative three year pre-tax book losses, we then examine our historical cumulative three year pre-tax book losses to determine whether any unusual or abnormal events occurred in this time period which would cause the results not to be an indicator of future performance. As such, we normalize our historical cumulative three year pre-tax results by excluding abnormal items that are not expected to occur in the future. This analysis of “normalized” historical book income includes material management assumptions that relate to the appropriateness of excluding non-recurring items. If, after excluding non-recurring items, we have “normalized” historical cumulative three year pre-tax book income, we consider this strong positive evidence indicating we will be able to realize our deferred tax assets in the future. We then assess any additional positive and negative evidence such as the existence or absence of historical cumulative three year taxable income, future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carry forwards and taxable income in prior carry back years. After reviewing and weighing all of the positive and negative evidence, if the positive evidence outweighs the negative evidence then we do not record a valuation allowance for our deferred tax assets. If the negative evidence outweighs the positive evidence, then we record a valuation allowance for our deferred tax assets.

For our U.S. federal jurisdiction, we incurred U.S. cumulative pre-tax book losses of $2.5 million for the three years ended December 31, 2007. As of December 31, 2007, we continue to believe, based on the weight of available evidence, that no valuation allowance is required at December 31, 2007 for our deferred tax assets related to U.S. federal net operating losses and other U.S. deferred tax assets because the preponderance of objectively verifiable positive evidence outweighs available negative evidence.

Objectively verifiable positive evidence considered for purposes of this determination includes our “normalized” cumulative pre-tax book income of $1.0 million for the three years ended December 31, 2007 exclusive of certain expenses in 2005 that we believe were aberrations including: (1) $2.1 million for incentive compensation paid pursuant to an earn-out agreement with the former founders of Teamplate which we acquired in 2003 and (2) $1.4 million of increased accounting and consulting fees incurred to comply with the Sarbanes Oxley Act of 2002 which we consider to be in excess of our normal and recurring fees for annual compliance. We believe these are unusual items that are not indicative of a continuing condition and should be considered an aberration for purposes of determining our earnings history for assessing the realizability of our deferred tax assets in accordance with the recognition criteria of SFAS No. 109. In addition to the objective positive evidence, we also have positive evidence that is more subjective in nature including projected cumulative 3 year earnings for the period 2006 through 2008, projected cumulative 3 year taxable income for the period 2008 through 2010 and projected future earnings from Castelle which we acquired in July 2007. These positive evidences are less certain than the objective positive evidences and therefore carry less weight when evaluating whether a valuation allowance is not needed. Negative evidence we considered was our history of cumulative book losses for the three years ended December 31, 2007, which we believe was an aberration, as discussed above. Based on the weight of all available evidence, we believe it is more likely than not that we will generate sufficient future U.S. taxable income to realize our U.S. deferred tax assets at December 31, 2007. In addition, we believe it is more likely than not that we will utilize our net operating loss carry forwards and they will not be limited by Internal Revenue Code Section 382 before they expire. We also believe that because of our assumptions and

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

judgment involved with this analysis, there is an element of uncertainty that these U.S. federal net operating losses and U.S. deferred tax assets will be utilized in the future. Therefore, in the future we will continue to closely monitor evidence on a quarterly basis. If we believe that our negative evidence outweighs our positive evidence, we will record a valuation allowance against the U.S. net operating losses and the U.S. deferred tax assets at that time.

In Canada, we recorded a full valuation allowance against our investment tax credits because we do not believe it is more likely than not that we will utilize the credits prior to the expiration of the statutory carryforward period. Our Canadian subsidiary has a history of losses, and with projected Canadian income insufficient to support utilization of the investment tax credit carryovers prior to expiration provides substantial negative evidence supporting our conclusion regarding realizability of the tax credit carryovers.

In our other foreign jurisdictions, we believe that our net operating losses are more likely than not to be realized. Our history of income and net operating loss utilization, coupled with an indefinite carryforward period for net operating losses provide sufficient objectively verifiable positive evidence to support our conclusion regarding realizability of these carryforwards.

On January 1, 2007, we adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN No. 48”). Previously, we had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by FIN No. 48, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount we recognize in the financial statements are the largest benefit that have a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Beginning on January 1, 2007, we applied FIN No. 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN No. 48, we recognized a $53,000 increase in the liability for unrecognized tax benefits, which we accounted for as a reduction to the January 1, 2007 beginning balance of retained earnings. The amount of unrecognized tax benefits as of January 1, 2007 was $518,000.

A reconciliation of our beginning and ending amounts of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$518,000
Additions based on tax positions related to the current year	116,000
Reductions as result of lapse of applicable statute of limitations	(403,000)

Balance as of December 31, 2007	$231,000

During the third quarter of 2007, we reduced our liability for unrecognized tax benefits by $403,000 because of the expiration of a federal statute. The amount of unrecognized tax benefits as of December 31, 2007 includes $87,000 of unrecognized tax benefits which, if ultimately recognized, will reduce goodwill related to the acquisition of Castelle in 2007. Additionally, the amount of unrecognized tax benefits as of December 31, 2007 includes $144,000 which, if ultimately recognized, will impact our effective tax rate.

We are subject to income taxes in both the United States and numerous foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to United States federal income tax examinations by the Internal Revenue Service for the years before 2004 and for state and local, or non-United States income tax examinations by tax authorities for the years before 2003.

We recognize interest accrued and penalties related to unrecognized tax benefits as a component of our income tax expense. We accrued approximately $108,000, $202,000, and $150,000 for interest and penalties as of December 31, 2007, 2006, and 2005 respectively.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. Geographic Revenue, Long-Lived Assets and Significant Customers

We achieve broad United States market coverage for our products primarily through a nationwide network of computer-oriented value-added resellers. Information regarding our operations in different geographic areas is set forth below (in thousands). Revenue and long-lived assets are reported based on the location of our customers.

	Year Ended December 31,
	2007	2006	2005
Revenue:
United States of America	$65,889	$66,206	$64,076
Canada	3,492	3,551	3,404
Europe	12,163	10,562	9,874
Asia Pacific	6,614	5,654	5,190
Rest of the world	6,671	6,013	3,836

Total net revenue	$94,829	$91,986	$86,380

	December 31,
	2007	2006
Long-Lived Assets:
United States of America	$47,021	$34,385
Canada	8,501	7,335
Rest of the world	1,483	1,389

Total long-lived assets	$57,005	$43,109

No single customer represented more than 10.0% of our net revenue for the years ended December 31, 2007, 2006 or 2005.

16. Legal Proceedings

As reported in our Annual Report on Form 10-K for the year ended December 31, 2006, Captaris has been involved in an ongoing lawsuit in Circuit Court in Cook County, Illinois. The lawsuit was filed by Travel 100 Group, Inc. (“Travel 100”), against Mediterranean Shipping Company (“Mediterranean”). The complaint alleges violations of the Telephone Consumer Protection Act in connection with the receipt of facsimile advertisements that were transmitted by MediaTel Corporation, a wholly-owned subsidiary of Captaris, on behalf of travel service providers, including Mediterranean. All of the assets of MediaTel were sold to a subsidiary of PTEK Holdings, Inc. on September 1, 2003.

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

On September 29, 2006, the court in the Mediterranean case granted summary judgment in favor of Mediterranean and Captaris and dismissed the case. In granting summary judgment, the court ruled that Travel 100 had invited the facsimile advertisements and there was no violation of the Telephone Consumer Protection Act. Travel 100 filed a motion for reconsideration, which the court denied. Travel 100 then filed a notice of appeal on December 29, 2006. All briefing on the appeal is complete, however no date has been set for oral argument.

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

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17. Allowances for Doubtful Accounts and Sales Returns (in thousands)

	Balance at beginning of year	Castelle on July 10, 2007 (date of acquisition) (see Note 3)	Charged to costs and expenses	Writeoffs	Balance at end of year
Year ended December 31, 2007:
Allowance for doubtful accounts	$1,178	$—	$114	$(389)	$903
Allowance for sales returns	138	220	1,954	(1,620)	692

Total	$1,316	$220	$2,068	$(2,009)	$1,595

Year ended December 31, 2006:
Allowance for doubtful accounts	$1,194	$—	$29	$(45)	$1,178
Allowance for sales returns	175	—	1,151	(1,188)	138

Total	$1,369	$—	$1,180	$(1,233)	$1,316

Year ended December 31, 2005:
Allowance for doubtful accounts	$1,110	$—	$572	$(488)	$1,194
Allowance for sales returns	277	—	1,189	(1,291)	175

Total	$1,387	$—	$1,761	$(1,779)	$1,369

18. Employee Savings Plan

We offer a 401(k) plan to substantially all of our employees. Company matching contributions are determined annually and are at the discretion of the Board of Directors. During the years ended December 31, 2007, 2006 and 2005, employer-matching cash contributions totaled $667,000, $450,000 and $266,000, respectively.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

19. Condensed Consolidated Quarterly Financial Data (unaudited) (in thousands, except per share data)

	Quarter Ended
	March 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007	March 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
Net revenue	$20,513	$22,966	$23,265	$28,085	$19,573	$22,630	$24,560	$25,223
Gross profit	14,255	16,073	16,318	19,429	13,920	15,869	17,119	17,358
Operating income (loss)	(1,066)	(704)	(1,540)	(506)	(208)	(252)	2,001	2,291
Other income, net	719	630	420	750	450	372	335	792
Income (loss) from continuing operations	(263)	(164)	486	169	33	33	1,643	2,256
Income (loss) from discontinued operations	(2)	(1)	0	(1)	48	(5)	(16)	(11)

Net income (loss)	$(265)	$(165)	$486	$168	$81	$28	$1,627	$2,245

Basic net income (loss) per common share:
Income (loss) from continuing operations	$(0.01)	$(0.01)	$0.02	$0.01	$0.00	$0.00	$0.06	$0.08
Income (loss) from discontinued operations	(0.00)	(0.00)	0.00	(0.00)	0.00	(0.00)	(0.00)	(0.00)

Basic net income (loss) per share	$(0.01)	$(0.01)	$0.02	$0.01	$0.00	$0.00	$0.06	$0.08

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$(0.01)	$(0.01)	$0.02	$0.01	$0.00	$0.00	$0.06	$0.08
Income (loss) from discontinued operations	(0.00)	(0.00)	0.00	(0.00)	0.00	(0.00)	(0.00)	(0.00)

Diluted net income (loss) per share	$(0.01)	$(0.01)	$0.02	$0.01	$0.00	$0.00	$0.06	$0.08

Weighted average shares used in the calculation of:
Basic net income (loss) per share	27,476	27,223	26,968	26,446	28,347	28,191	27,859	27,206
Diluted net income (loss) per share	27,476	27,223	27,504	26,733	28,580	28,526	28,472	28,506

20. Subsequent Events

Stock Option and Stock Unit Grants

Subsequent to year end, on February 22, 2008, we granted 223,000 stock options and 194,950 stock units to certain employees. We expect to record stock-based compensation expense of $348,000 and $699,000 for the stock options and stock units, respectively, ratably over a four year period.

Acquisition of Océ Document Technologies GmbH

On January 4, 2008, our wholly-owned subsidiary, Captaris Verwaltungs GmbH, a German limited liability company (“CV GmbH “), acquired Océ Document Technologies GmbH (“ODT”), pursuant to a Sale and Purchase Agreement (the “SPA”) by and between CV GmbH and Océ Deutschland Holding GmbH & Co. KG, a German limited partnership (the “Seller”), dated December 20, 2007. Under the terms of the SPA, CV GmbH acquired all of the outstanding equity of ODT from the Seller, and ODT became a wholly-owned subsidiary of CV GmbH and an indirect wholly-owned subsidiary of Captaris. After our acquisition, we re-named ODT to Captaris Document Technologies GmbH (“CDT”).

Under the terms of the acquisition agreement, CV GmbH acquired CDT for approximately €10.4 million ($15.4 million), net of CDT’s cash balance as of the closing of approximately €21.6 million ($31.8 million). CV GmbH also assumed CDT’s operating and financial liabilities, including approximately €12.1 million ($17.9 million) in future retirement obligations. At the closing, €2.0 million ($3.0 million) of the purchase price was deposited in a third-party escrow account for 12 months as security for any post-closing purchase price adjustment and, subject to certain limitations, for indemnification claims against the Seller; however, in connection with the resolution of a post-closing dispute with the Seller, we expect to release the full amount of the escrow to the Seller during the first quarter of 2008.

Subsequent to year end, we loaned our wholly-owned subsidiary CV GmbH, €31.6 million. Until the intercompany loan is repaid, this loan exposes us to significant gains and losses from fluctuations in the exchange rate of Euros to U.S. dollars. To mitigate this risk, we have entered into a foreign currency exchange forward contract, agreeing to sell approximately €31.6 million in the future. This contract is unsecured and matures on April 4, 2008. Under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, our foreign currency forward contract is an effective hedge of our foreign currency risk exposure on the intercompany loan.

CDT is a provider of software and solutions for document capture, text recognition and document classification. CDT has approximately 178 employees and maintains its global headquarters in Constance, Germany, and its North American office in Bethesda, Maryland.

Credit Facility

On January 2, 2008, we entered into a credit agreement providing for a senior secured revolving credit facility with Wells Fargo Foothill, LLC, as arranger, administrative agent, swing lender, and letter of credit issuer, and the other lenders party thereto (the “Credit Facility”).

The Credit Facility provides for a $10.0 million revolving line of credit commitment, which may be used (i) for revolving loans, (ii) for swing line advances, subject to a sublimit of $2.0 million and (iii) to request the issuance of letters of credit on our behalf, subject to a sublimit of $5.0 million. On or before January 2, 2009, we may, subject to applicable conditions, request an increase in the commitment under the Credit Facility of up to $10.0 million. The credit available under the Credit Facility may be used to, among other purposes, pay a portion of the purchase price for the acquisition of Océ Document Technologies GmbH as described above and to finance our ongoing working capital, capital expenditure, and general corporate needs. Upon the closing of the Credit Facility on January 2, we obtained an initial cash advance of approximately $9.8 million.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We may, subject to applicable conditions, elect interest rates on our revolving borrowings calculated by reference to (i) the LIBOR rate (the “LIBOR Rate”) fixed for given interest periods, plus a margin determined by our average daily balance of the revolving loan usage during the preceding month or (ii) Wells Fargo Bank, National Association’s prime rate (or, if greater, the average rate on overnight federal funds plus one half of one percent) (the “Base Rate”), plus a margin determined by our average daily balance of the revolving loan usage during the preceding month. For swing line borrowings, we will pay interest at the Base Rate, plus a margin determined by our average daily balance of the revolving loan usage during the preceding month. For borrowings made with the LIBOR Rate, the margin ranges from 250 to 275 basis points, while for borrowings made with the Base Rate, the margin ranges from 100 to 125 basis points.

The Credit Facility matures on January 2, 2013, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must have been cash collateralized.

The Credit Facility provides for the payment of specified fees and expenses, including commitment and unused line fees, and contains certain loan covenants, including, among others, financial covenants providing for a minimum EBITDA and maximum amount of capital expenditures, and limitations on our ability with regard to the incurrence of debt, the existence of liens, stock repurchases and dividends, investments, and mergers, dispositions and acquisitions, and events constituting a change in control. Our obligations under the Credit Facility are guaranteed by certain of our direct and indirect domestic subsidiaries (collectively, the “Guarantors”).

The Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, and cross defaults to certain other indebtedness. The occurrence of an event of default will increase the applicable rate of interest and could result in the acceleration of our obligations under the Credit Facility and the obligations of any or all of the Guarantors to pay the full amount of our obligations under the Credit Facility.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on our evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 and includes those policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our company’s assets that could have a material effect on the financial statements. All internal controls, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to our financial statements’ preparation and presentation.

Our management assessed the effectiveness of our Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment we concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

Our independent registered public accounting firm has issued an attestation report on our management’s assessment of our Company’s internal control over financial reporting. This report appears on page 75.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Captaris, Inc.

We have audited the internal control over financial reporting of Captaris, Inc. and subsidiaries (“the Company”) as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements, as of and for the year ended December 31, 2007, of the Company and our report dated March 13, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of new accounting standards.

/s/ Moss Adams LLP
Seattle, Washington
March 13, 2008

CAPTARIS, INC.

Item 9B.	OTHER INFORMATION

None.

CAPTARIS, INC.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the sections captioned “Election of Directors”, “Directors Continuing in Office”, “Board of Directors and Corporate Governance”, “Executive Officers”, “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in Captaris, Inc.’s proxy statement for our 2008 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2007.

We have adopted a code of ethics that applies to our principal executive officer, chief financial officer, senior vice president of finance and other senior financial officers. This code of ethics is posted on our web site at www.captaris.com. You may access this material by clicking on “About Us – Corporate Governance”. If we waive any material provision of our Code of Ethics for our CEO and senior financial officers or substantively change the code, we will disclose that fact on our web site within four business days.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections captioned “Board of Directors and Corporate Governance” and “Executive Compensation” contained in Captaris, Inc.’s proxy statement for our 2008 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2007.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated by reference to the sections captioned “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” contained in Captaris, Inc.’s proxy statement for our 2008 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2007.

Item 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the section captioned “Certain Relationships and Related Person Transactions” contained in Captaris, Inc.’s proxy statement for our 2008 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2007.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the section captioned “Independent Registered Public Accounting Firm” contained in Captaris, Inc.’s proxy statement for our 2008 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2007.

CAPTARIS, INC.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this report

(1) Index to Consolidated Financial Statements

• Report of Independent Registered Public Accountants (Moss Adams LLP)	44

• Consolidated Balance Sheets—December 31, 2007 and 2006	45

• Consolidated Statements of Operations—Years ended December 31, 2007, 2006 and 2005	46

• Consolidated Statements of Cash Flows—Years ended December 31, 2007, 2006 and 2005	47

• Consolidated Statements of Shareholders’ Equity—Years ended December 31, 2007, 2006 and 2005	48

• Notes to Consolidated Financial Statements	49

(2) Index to Financial Statement Schedules

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

(3) Exhibit Index

Exhibit No.	Exhibit Description
2.1

Agreement and Plan of Merger, dated April 25, 2007, by and among Captaris, Inc., Merlot Acquisition Corporation and Castelle. (Previously filed with, and incorporated by reference to, Exhibit 2.1 to our Current Report on Form 8-K, filed on April 30, 2007; File No. 0-25186)

2.2

Purchase and Sale Agreement, dated December 20, 2007, by and among Océ Deutschland Holding GmbH & Co. KG, Captaris Verwaltungs GmbH and Captaris, Inc. (Previously filed with, and incorporated by reference to, Exhibit 2.1 to our Current Report on Form 8-K, filed on December 28, 2007; File No. 0-25186.)

3.1	Restated Articles of Incorporation of Captaris, Inc. (Previously filed with, and incorporated by reference to, Exhibit 3.1 to our Registration Statement on Form S-1; File No. 333-85452.)

3.2

Designation of Rights and Preferences of Series A Participating Cumulative Preferred Stock. (Previously filed with, and incorporated by reference to, Exhibit 3.2 to our 2001 Annual Report on Form 10-K; File No. 0-25186.)

3.3

Amended and Restated Bylaws of Captaris, Inc. (Previously filed with, and incorporated by reference to, Exhibit 3(ii) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007; File No. 0-25186.)

4.1

Rights Agreement, dated as of January 24, 2001, between Captaris, Inc. and Mellon Investor Services, LLC. (Previously filed with, and incorporated by reference to, Exhibit 4.1 to our Registration Statement on Form 8-A, filed on February 2, 2001; File No. 0-25186.)

10.1*	1994 Non-Employee Directors Stock Option Plan. (Previously filed with, and incorporated by reference to, Exhibit 10.1 to our Registration Statement on Form S-8; File No. 33-92438.)

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

CAPTARIS, INC.

10.4*	Form of Amendment of Option Agreement. (Previously filed with, and incorporated by reference to, Exhibit 10.1 to our Current Report on Form 8-K filed on September 8, 2005; File No. 0-25186.)

10.5*

Nonqualified Stock Option Letter Agreement dated October 22, 1997, between Captaris, Inc. and Max Anhoury. (Previously filed with, and incorporated by reference to, Exhibit 10.12 to our Registration Statement on Form S-8; File No. 333-42279.)

10.6*

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

10.8*

Amended Change in Control Agreement between Captaris, Inc. and David Anastasi. (Previously filed with, and incorporated by reference to, Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007; File No. 0-25186.)

10.9*

Change in Control Agreement dated March 15, 2005, between Captaris, Inc. and Peter Papano. (Previously filed with, and incorporated by reference to, Exhibit 10.7 to our 2004 Annual Report on Form 10-K; File No. 0-25186.)

10.10*

Amended Change in Control Agreement between Captaris, Inc. and Peter Papano. (Previously filed with, and incorporated by reference to, Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007; File No. 0-25186.)

10.11*

Captaris, Inc. Deferred Compensation Plan for Non-Employee Directors. (Previously filed with, and incorporated by reference to, Exhibit 10.3 to our Current Report on Form 8-K, filed on June 9, 2006; File No. 0-25186.)

10.12*

Captaris, Inc. Form of Restricted Stock Unit Award Notice 2006 Equity Incentive Plan. (Previously filed with, and incorporated by reference to, Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007; File No. 0-25186.)

10.13*

Terms of Equity Grant Program for Non-Employee Directors under the Captaris, Inc. 2006 Equity Incentive Plan. (Previously filed with, and incorporated by reference to, Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007; File No. 0-25186.)

10.14*	Captaris, Inc. 2007 Incentive Plan. (Previously filed with, and incorporated by reference to, Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007; File No. 0-25186.)

10.15*

Captaris, Inc. Summary of Nonemployee Director Compensation. (Previously filed with, and incorporated by reference to, Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007; File No. 0-25186.)

10.16*

Captaris, Inc. Executive Severance Pay Plan. (Previously filed with, and incorporated by reference to, Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007; File No. 0-25186.)

10.17

Lease Agreement, dated August 15, 2002, between BTC Seattle LLC and Captaris, Inc. (Previously filed with, and incorporated by reference to, Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002; File No. 0-25186.)

10.18

Office Space Lease between M & M Real Estate Strategies, LLC and Captaris, Inc., entered into by Captaris, Inc. on September 12, 2007. (Previously filed with, and incorporated by reference to, Exhibit 10.1 to our Current Report on Form 8-K, filed on September 18, 2007; File No. 0-25186.)

10.19

Credit Agreement, dated January 2, 2008, among Captaris, Inc., as borrower, Wells Fargo Foothill, LLC, as arranger, administrative agent, swing lender, and letter of credit issuer, and the other lenders party thereto. (Previously filed with, and incorporated by reference to, Exhibit 10.1 to our Current Report on Form 8-K, filed on January 8, 2008; File No. 0-25186.)

CAPTARIS, INC.

21.1	Significant Subsidiaries of Captaris, Inc. (Filed herewith.)

23.1	Consent of Moss Adams LLP (Filed herewith.)

31.1	Rule 13a-14(a) Certification (Chief Executive Officer) (Filed herewith.)

31.2	Rule 13a-14(a) Certification (Chief Financial Officer) (Filed herewith.)

32.1	Section 1350 Certification (Chief Executive Officer) (Filed herewith.)

32.2	Section 1350 Certification (Chief Financial Officer) (Filed herewith.)

*	Management contract or compensatory plan or arrangement.

(b) Exhibits

The Exhibits required by this item are listed under Item 15 (a)(3) above.

CAPTARIS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bellevue, State of Washington, on the 17th day of March 2008.

CAPTARIS, INC.

By:	/s/ DAVID P. ANASTASI
David P. Anastasi
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated below on the 17th day of March 2008.

Signature	Title

/s/ DAVID P. ANASTASI	President, Chief Executive Officer and Director (Principal Executive Officer)
David P. Anastasi

/s/ PETER PAPANO	Chief Financial Officer and Treasurer (Principal Accounting Officer)
Peter Papano

/s/ BRUCE L. CROCKETT	Chairman of the Board
Bruce L. Crockett

/s/ ROBERT F. GILB	Director
Robert F. Gilb

/s/ ROBERT L. LOVELY	Director
Robert L. Lovely

/s/ DANIEL R. LYLE	Director
Daniel R. Lyle

/s/ THOMAS M. MURNANE	Director
Thomas M. Murnane

/s/ MARK E. SIEFERTSON	Director
Mark E. Siefertson

/s/ PATRICK J. SWANICK	Director
Patrick J. Swanick