Form 10-K/A
period 2007-12-31
CAPTARIS INC
filed 2008-04-29
CIK 931784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-25186

CAPTARIS, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1190085
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 116th Avenue NE, Suite 400 Bellevue, WA	98004
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (425) 455-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share Preferred Stock Purchase Rights	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                Accelerated filer  ☒

Non-accelerated filer  ☐  (Do not check if smaller reporting company)        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

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

Number of shares of common stock outstanding as of April 14, 2008 was 26,466,844.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAPTARIS, INC.

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends Captaris, Inc.’s Annual Report on Form 10-K, as filed by Captaris (“we”, “us”, “our”) with the Securities and Exchange Commission (the “SEC”) on March 17, 2008 (the “Original Form 10-K”), and is being filed to amend Part III, Items 10 through 14 of the Original Form 10-K. This information is being included in this Form 10-K/A because Captaris’s definitive proxy statement will not be filed within 120 days after the end of its 2007 fiscal year. The reference on the cover page of the Original Form 10-K to the incorporation by reference of portions of Captaris’s Proxy Statement for its 2008 Annual Meeting of Shareholders into Part III of the Original Form 10-K is hereby amended to delete that reference.

Except for the number of outstanding shares and incorporation by reference language on the cover page, Part III, Items 10 through 14 and the updated Exhibit 31 certifications, no other changes have been made to the Original Form 10-K. Except as otherwise noted on the cover page or in Part III, Items 10 through 14, this Form 10-K/A does not modify or update the disclosures contained in the Original Form 10-K to reflect any events that have occurred after March 17, 2008. For a discussion of events and developments thereafter, please see Captaris’s reports filed with the SEC since March 17, 2008.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

The following table sets forth information regarding our directors as of March 31, 2008.

Name	Age	Director Since
David P. Anastasi	51	2000
Bruce L. Crockett	64	2001
Robert F. Gilb	62	1998
Robert L. Lovely	70	1983
Daniel R. Lyle	62	2005
Thomas M. Murnane	61	2003
Mark E. Siefertson	48	2005
Patrick J. Swanick	50	2003

David P. Anastasi joined Captaris as President, Chief Executive Officer and a director in November 2000. From May to November of 2000, Mr. Anastasi served as President and Chief Executive Officer of Conversational Computing Corporation, a speech recognition technologies company. Prior to that, he was a founder and President and Chief Executive Officer of the Global Chipcard Alliance, a SmartCard consortium from 1999 to 2000. From 1994 to 1999, Mr. Anastasi served as Vice President and General Manager of the Public Access Solutions and SmartCard Division of U S WEST. Mr. Anastasi currently serves on the Board of Directors of the AeA (formerly known as the “American Electronics Association”). Mr. Anastasi holds a B.S. degree in marketing management from Bentley College and a Masters degree with an emphasis in international management from the University of San Francisco.

Bruce L. Crockett has served as a director of Captaris since September 2001 and was elected Chairperson of the Board of Directors in 2003. Mr. Crockett has accumulated 32 years of experience in finance and general management in the banking, aerospace and telecommunications industries. Mr. Crockett has served, since 1996, as Chairman of Crockett Technologies Associates, a strategic consulting firm that provides services to the information technology and communications industries. From 1992 to 1996, he served as President, Chief Executive Officer and a Director of COMSAT Corporation, an international satellite and wireless telecommunications company. Mr. Crockett currently serves as Chairperson of the Board of the mutual funds of the AIM Management Group Inc., an investment company, and as a director of ACE Limited, an insurance company. Mr. Crockett is also a Senior Trustee of the University of Rochester. Mr. Crockett holds an A.B. degree in geography and economics from the University of Rochester, an M.B.A. degree in finance from Columbia University, a B.S. degree in accounting from the University of Maryland and an Honorary J.D. degree from the University of Maryland.

Robert F. Gilb has served as a director of Captaris since 1998. He has been the President of Robert F. Gilb Strategic & Business Consulting, L.L.C. since May 1997. From 1992 to 1997, Mr. Gilb held several positions at Microsoft Corporation, including General Manager, Financial Analysis; General Manager, Finance; and General Manager, Worldwide Business Operations. From 1979 to 1992, Mr. Gilb was an audit partner with Arthur Andersen L.L.P. in Seattle, Washington. In this capacity, he provided services to private and publicly owned companies in a variety of industries, including computer software, biotech, retail and distribution. His primary role was to audit and review financial statements for compliance with SEC reporting rules and generally accepted accounting principles. Mr. Gilb also provided services in connection with mergers and acquisitions and business process reengineering. Mr. Gilb is an Associate Trustee to the Pacific Science Center in Seattle. Mr. Gilb has a B.S. degree in accounting from California State University, Long Beach.

Robert L. Lovely has served as a director of Captaris since 1983. He currently serves as President and a director of The Lovely Corporation, a business development and management firm. Mr. Lovely is also a director and treasurer of the Providence St. Peter Foundation. From 1994 to 2000, Mr. Lovely served as Executive Vice President and director of Travel Automation Systems Corporation, a software company. Prior to 1994, Mr. Lovely served as President, Chief Executive Officer and a director of Satellite Information Systems Co.; founder, general manager and director of US Intelco Networks, Inc. (now a part of VeriSign, Inc.); and founder, manager, Chief Executive Officer and director of Allied Data, a data processing services company. Over the years, Mr. Lovely has started or assisted in starting many privately held companies and has served as a director and officer on boards of a variety of civic and charitable organizations. He holds a B.A. degree in mathematics from Washington State University and an M.B.A. degree from Pacific Lutheran University. He has held a Certificate of Director Education from the NACD Corporate Directors Institute since 2005.

Daniel R. Lyle has served as a director of Captaris since May 26, 2005. From 1982 to June 2003, Mr. Lyle served as a partner with PricewaterhouseCoopers LLP. During his tenure, he was Managing Partner for the National Retail Practice and Managing Partner for the West Region Retail and Consumer Product Practice. Mr. Lyle’s clients included many of PricewaterhouseCoopers’ largest retail and consumer products companies, and he was involved in numerous mergers, acquisitions and public financing transactions. From July 2003 to November 2007, Mr. Lyle served as a director for RedEnvelope, Inc., a specialty gift retailer, and until February 2007 the (non-executive) Chairman of the Board of Directors and the Chairman of the Audit Committee. Mr. Lyle is also the Chairman of the Audit Committee for Gymboree, Inc., a clothing retailer. Mr. Lyle received a B.A. degree in economics from California State University, Northridge and an M.B.A. degree from the University of California at Los Angeles.

Thomas M. Murnane has served as a director of Captaris since July 2003. From July 1988 until September 2002, Mr. Murnane was a partner with PricewaterhouseCoopers LLP where he served as Director of the firm’s Retail Strategy Consulting Practice and later as Global Director of Marketing and Brand Management for PwC Consulting. Since retiring as a Partner from PricewaterhouseCoopers in October 2002, Mr. Murnane has served on the Boards of Directors and Audit Committees of each of Pacific Sunwear of California, Inc., a specialty apparel retailer, Finlay Enterprises, Inc., a specialty jewelry retailer, and The Pantry, Inc., a convenience store chain, where he is Lead Director. Mr. Murnane serves as the Chairperson of the Governance Committee at Finlay Enterprises, Inc. and The Pantry, Inc. and is on the Executive Committee of the Board of Directors of The Pantry, Inc. In addition, he is a founder and principal of ARC Business Advisors, a consulting firm that advises on merger and acquisition transactions involving retail and apparel companies, and provides research and strategic consulting services to retailers and their suppliers. Mr. Murnane currently is a principal in ARC Business Advisors, a boutique consulting firm specializing in retail, apparel and consumer products. As a strategy consultant at PricewaterhouseCoopers from 1980 until 1998, Mr. Murnane worked with several well-known retail and consumer products companies, led the development of the business strategy for PwC Consulting and later oversaw the development of the new brand for PwC Consulting, in connection with its intended initial public offering. Mr. Murnane also served on PwC Consulting’s Executive Committee from July 1998 until July 2001. Mr. Murnane holds a B.S.B.A. degree and an M.B.A. degree from The Ohio State University.

Mark E. Siefertson has served as a director of Captaris since April 2005. Mr. Siefertson has accumulated over 20 years of technology architecture, systems design and consulting experience. In 1997, Mr. Siefertson co-founded Diamond Technology Partners, Inc., which was later merged with Cluster Consulting, a leading European consultancy, creating DiamondCluster International, Inc., a global management consulting firm. While with Diamond, Mr. Siefertson served in various positions, including Senior Vice President and Managing Director of the Marketplace Solutions Group, until his retirement from Diamond in June 2001. At Diamond, Mr. Siefertson’s specialty was digital strategy, technology strategy and technology architecture. His project experience included the design and implementation of complex scalable technologies across a broad range of industries. Prior to founding Diamond, Mr. Siefertson was employed in various positions with Technology Solutions Company, IBM and Electronic Data Systems Corp. After his retirement from Diamond, Mr. Siefertson founded Wild Eyed Technology, Inc., a strategy and technology consulting company, and he continues to serve as its President and sole employee.

Patrick J. Swanick has served as a director of Captaris since November 2003. Mr. Swanick spent nearly 26 years in the financial services industry, holding various executive level positions in retail and commercial banking, operations, technology and e-commerce. Mr. Swanick currently serves as Chief Executive Officer of Gila Corporation, a privately held company specializing in accounts receivable management services for governmental entities and financial institutions nationwide. From June 1992 until January 2005, Mr. Swanick was employed by KeyCorp, a financial services company based in Cleveland, Ohio. At KeyCorp, he served as President of the Retail Bank, CEO of Key Electronic Services and Vice Chairman of KeyBank, N.A. In various other assignments, Mr. Swanick was KeyCorp’s executive in charge of all Call Centers, ATMs, Retail Operations, Consumer Product Management, Online Banking and Electronic Payments. Prior to his employment with KeyCorp, he was a senior executive with Fidelity Bank and First Fidelity Bancorporation in Philadelphia, both now part of Wachovia Corporation. Mr. Swanick serves as director of First Partners, Inc., the parent company of Gila Corporation. He previously served on boards of MasterCard International (US region), the Bank Administration Institute (BAI), Tyfone, Inc., KeyBank, N.A., and Key Merchant Services, LLC. Mr. Swanick holds a B.S. degree in marketing, with a minor in Spanish, and an M.B.A. degree in management, from Saint Joseph’s University in Philadelphia, Pennsylvania.

Executive Officers

The following table sets forth information regarding our executive officers as of March 31, 2008. The biography for David P. Anastasi, our President and Chief Executive Officer, is listed above under the heading “—Directors.”

Name	Age	Position	Executive Officer Since
David P. Anastasi	51	President, Chief Executive Officer and Director	2000
Peter Papano	58	Chief Financial Officer and Treasurer	2003
Paul M. Yantus	46	Executive Vice President of Marketing and Product Development	2007
Douglas F. Anderson	54	Senior Vice President of Global Sales and Field Operations	2007

Peter Papano joined Captaris in September 2003. Prior to joining Captaris, Mr. Papano served as Chief Financial Officer of Evant, Inc., an enterprise software company, from 2000 to 2003; QRS Corporation, a publicly traded e-commerce company, from 1998 to 2000; and The Dialog Corporation, an electronic information company, from 1991 to 1998. Mr. Papano is a certified public accountant. He holds a B.S. degree in business with an emphasis in finance and an M.B.A. degree in accounting from the University of Colorado.

Paul M. Yantus joined Captaris in April 2007 as Executive Vice President of Marketing and Product Development. Prior to joining Captaris, from March 2005 to September 2006, Mr. Yantus served as President and CEO of Scan-Optics, a provider of information capture and recognition technologies to the financial, government, and education markets. Prior to Scan-Optics, he founded Espire, an ASP solution for managing branded messaging, and served as its President from July 2003 to March 2005. From March 1999 to June 2003, Mr. Yantus served as Senior Vice President of Custom Communications division for MSX International. Mr. Yantus holds a B.B.A. degree from Western Michigan University and a Post Bachelor degree in Computer Science from Wayne State University.

Douglas F. Anderson joined Captaris in July 2005 as Vice President of North American Field Operations. In May, 2007, he was promoted to Senior Vice President Global Sales and Field Operations. Prior to joining Captaris, Mr. Anderson held management positions at IBM from 1976 to 1985, Lotus Development Corporation from 1985 to 1990, Saros Corporation (FileNet) from 1991 to 1994, and executive-level positions with several emerging public and private companies headquartered both in and outside North America. Mr. Anderson holds a bachelor’s degree from the University of Washington.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our officers and directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish Captaris with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms that we received, or written representations from certain reporting persons that no forms were required for those persons, we believe that, during fiscal year 2007, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with on a timely basis by such persons, except as follows: (i) Bruce L. Crockett filed one late report related to one transaction involving the deferral of his annual cash retainer into deferred stock units under our Deferred Compensation Plan for Non-Employee Directors; (ii) Ramius Capital Group, L.L.C., Parche, LLC, Starboard Value and Opportunity Master Fund Ltd., RCG Enterprise, Ltd., RCG Starboard Advisors, LLC, C4S & Co., L.L.C., Peter A. Cohen, Morgan B. Stark, Jeffrey M. Solomon and Thomas W. Strauss, filing as a group, filed a late Form 3; and (iii) Vector Capital III, L.P., Vector Entrepreneur Fund III, L.P., Vector Capital Partners III, L.L.C. and Alexander R. Slusky, filing as a group, filed a late Form 3.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, chief financial officer, senior vice president of finance and other senior financial officers. This code of ethics is posted on our web site at http://www.captaris.com. You may access this material by clicking on the “About Us—Corporate Governance” menu on our web site. If we waive any material provision of our Finance Code of Professional Conduct for our principal executive officer and senior financial officers or substantively change the code, we will disclose that fact on our web site within four business days.

Changes to Procedures by Which Shareholders May Nominate Directors

The Board of Directors recently approved amendments to Sections 3.3.1 and 2.6.1 of our Amended and Restated Bylaws. The amendments extended the deadline for nominating directors to the Board of Directors and for proposing other business with respect to our 2008 annual meeting of shareholders from April 8, 2008 to the close of business on the 10th day following the earlier of (i) the day on which notice of the 2008 annual meeting of shareholders is mailed or (ii) the day on which public announcement of the 2008 annual meeting of shareholders is made. For more information on the amendments, including the form of amendments themselves, please see our current report on Form 8-K filed with the SEC on April 3, 2008.

Audit Committee

We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)of the Exchange Act. The Audit Committee consists of Bruce L. Crockett, Robert F. Gilb, Robert L. Lovely and Daniel R. Lyle (Chairperson). Each member of the Audit Committee is an independent director under SEC rules and Nasdaq listing standards. The Board of Directors has determined that each of Messrs. Crockett, Lyle and Gilb meet the definition of an “audit committee financial expert” under SEC rules.

The primary functions of the Audit Committee are to represent and assist the Board of Directors with the oversight of:

•	the integrity of our financial statements and internal controls;

•	our compliance with legal and regulatory requirements;

•	the independent registered public accounting firm’s qualifications and independence; and

•	the performance of the audit function by the independent registered public accounting firm.

The Audit Committee has ultimate authority to select, evaluate and, where appropriate, replace the independent registered public accounting firm, approve all audit engagement fees and terms, and engage outside advisors, including its own counsel and other advisors, as it determines necessary to carry out its duties. The Audit Committee is also responsible for performing other related duties set forth in its written charter, which is posted on our website at http://www.captaris.com under the “About Us — Corporate Governance” menu. The Audit Committee held 13 meetings in 2007.

Item 11.	EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program and Philosophy

Our executive compensation programs have been designed to ensure that the executive officers’ total compensation is closely aligned with our business objectives and financial performance, and to enable us to attract and retain skilled professionals who contribute to our long-term success. The objectives of our executive compensation programs are as follows:

•	pay competitively to attract, retain, develop and motivate a highly competent executive team;

•	provide market-based incentive programs that link corporate performance and total executive compensation; and

•

align executives’ financial interests with the creation of shareholder value by providing long-term incentive awards subject to vesting over time and/or performance-based incentives tied to meaningful and quantifiable performance metrics.

We have designed our compensation program to reward our executive officers’ measurable accomplishments toward the creation of shareholder value and the sustainability of our company in the marketplace. To this end, a significant portion of our executive compensation packages is comprised of variable pay in the form of annual bonuses, which are dependent on the achievement of company performance objectives, and long-term equity-based compensation that is granted based in part on achievement of individual objectives and that is subject to vesting over time.

Components of Compensation

Our executive compensation program consists of three primary components: base salary, an annual cash bonus opportunity and long-term equity-based incentive awards. We pay base salaries to remain competitive in the marketplace and to attract and retain talented executives. Base salaries are established assuming an acceptable level of individual performance and provide our executives with a steady cash payment. We have established an annual cash-based incentive compensation program with payouts contingent on the attainment of measurable financial goals and subjective strategic company initiatives so that a significant portion of our executive officers’ annual cash compensation is at risk. Through grants of long-term equity-based awards, we seek to enable executives to develop and maintain a significant long-term equity interest in Captaris common stock, align our executive officers’ actions with our shareholders’ interests and create a retention incentive for our executives to continue their employment with us.

We believe it is necessary to provide these three elements of compensation – base salary, annual incentive and long-term equity-based incentive awards – to compete for and retain executive talent in the increasingly competitive marketplace.

Determination of Compensation

Total Compensation

In establishing each executive officer’s total compensation package, we consider:

•	the compensation packages of executive officers in similar positions at a comparable group of peer companies; and

•	the experience and contribution levels of the individual executive officer.

Each element of compensation is compared with that of the peer companies for each executive position, and total compensation (the combined value of base salary, annual incentive, and long-term incentive awards) is also assessed.

In late 2006 through early 2007, the Compensation Committee retained an independent compensation consultant to advise the Compensation Committee on executive compensation policies and practices. This advice, including a peer group analysis and data provided by the 2006 Radford Executive Survey, was provided to the Compensation Committee in early 2007 and was considered by the Compensation Committee in establishing executive compensation packages for David P. Anastasi and Peter Papano for 2007. Because Paul M. Yantus was hired after the independent compensation consultant’s work was completed, his compensation was determined using a different process described below. Douglas F. Anderson’s compensation was increased as a result of his promotion to Senior Vice President, Global Field Operations in May 2007, as discussed below. Matthias M. Scheuing did not receive any increase in his compensation for 2007 as a result of his anticipated departure from Captaris in April 2007.

The 2006 Radford Executive Survey includes compensation information for over 2,000 companies. From this survey, the Compensation Committee narrowed its focus on the compensation information for the following 35 companies within the same geographic location and industry as Captaris, although primarily relied on data for the companies with annual revenues of up to $300 million:

Advanced Digital Information Corp.	Avanade Inc.	Clarity Visual Systems Inc.
Concur Technologies Inc.	Corbis Corporation	Corillian Corporation
Cray Inc.	Digimarc Corporation	Drugstore.com Inc.
Electro Scientific Industries Inc.	F5 Networks Inc.	FEI Company
Flir Systems Inc.	Getty Images Inc.	Housevalues Inc.
InFocus Corporation	Infospace Inc.	Intermec Technologies Corp.
Iovation Inc.	Lattice Semiconductor Corp.	Mentor Graphics Corp.
Onyx Software Corp.	Pixelworks Inc.	Planar Systems Inc.
PSC	Qsent Inc.	Radisys Corporation
Realnetworks Inc.	Sharp Microelectronics Corp.	Siltronic Corporation
SonoSite Inc.	Triquint Semiconductor Inc.	Unicru Inc.
Vallent Corporation	Watchguard Technologies Inc.

The peer group used for purposes of analyzing the compensation of David P. Anastasi and Peter Papano developed with assistance from our independent compensation consultant includes firms that have annual revenues of $75 million to $300 million, have market values of between $100 million and $400 million, have a market capitalization to revenue ratio that is greater than 1.0, are profitable and cash flow positive, and are in an industry sector consistent with our business, such as hardware, software and related computer technology. These criteria resulted in a group of 27 peer companies against which Captaris’s compensation program for executives was compared. These companies are:

Radiant Systems Inc.	Ipass Inc.	Mapinfo Corporation
Magma Design Automation Inc.	Infocrossing Inc.	Bottomline Technologies
American Software Inc.	Agile Software Corporation	Epiq Systems Inc.
Quadramed Corporation	Carreker Corporation	Lightbridge Inc.
Neoware Inc.	Computer Programs & Systems Inc.	Actuate Corporation
Pegasystems Inc.	Digimarc Corporation	Netscout Systems Inc.
Integral Systems Inc.	TeleCommunications Systems Inc.	MetaSolv Inc.
Rimage Corporation	Art Technology Group Inc.	Stratasys Inc.
Accelrys Inc.	Mobius Management Systems Inc.	Eloyalty Corporation

The information used for purposes of analyzing the compensation package for Paul M. Yantus was obtained from the 2006 Radford Executive Survey described above. The Compensation Committee considered this information and the recommendations of management in determining his compensation package and approving his offer letter. Similarly, the information from the 2006 Radford Executive Survey was considered in the determination of Douglas F. Anderson’s new compensation in connection with his promotion.

With respect to long-term equity-based incentive awards, we also consider the amount and value of stock options currently held by the executive officers when determining new grants, although our focus is on compensating executives for their individual performances and their expected future contributions to Captaris.

Base Salaries

Individual base salaries are determined through a subjective evaluation of individual performance levels and contributions to our business objectives, as well as objective comparisons to peer data for similar positions in the technology marketplace where we compete. We target base salaries at the median of market levels among the peer companies we review. In 2007, annual base salaries increased from $350,000 to $400,000 and from $241,000 to $253,050 for each of David P. Anastasi and Peter Papano, respectively. These increases represent a 14.3% increase for David P. Anastasi and a 5% increase for Peter Papano. These salary increases were reflective of each individual executive’s contributions to Captaris. In addition, with respect to David P. Anastasi, the increase was made to bring his salary level closer to the median salary level among the peer companies we review. The annual base salary for Matthias M. Scheuing remained the same in 2007 at $259,000, in light of his anticipated departure from Captaris.

Paul M. Yantus was hired in April 2007 and his annual base salary was established at $230,000. Because Mr. Yantus was hired to be the Executive Vice President of Marketing and Product Development, we used a blend of the Product Development/Engineering Executive and Senior Marketing Executive information from the 2006 Radford Executive Survey described above to establish Mr. Yantus’s base salary. We also considered Mr. Yantus’s industry experience and applicable skills.

Douglas F. Anderson’s base salary was increased from $185,000 to $193,000 in early 2007 prior to his promotion to Senior Vice President, Global Field Operations. In connection with his promotion in May 2007 and to compensate him for his additional job responsibilities, Mr. Anderson’s base salary was increased from $193,000 to $220,000, representing an increase of 14%.

Annual Cash Incentive Compensation

2007 Incentive Plan

To further align cash incentive awards for our executive leadership team with the creation of shareholder value, our executive officers participated in the 2007 Incentive Plan that also covered other specified senior management of Captaris. The 2007 Incentive Plan provides cash bonuses, payable in 2008, a portion of which is based on the achievement of measurable quarterly and annual goals relating to our 2007 performance and a portion of which is based on the Compensation Committee’s discretion. Individual target bonuses were established by the Compensation Committee based on a percentage of the executive’s base salary, recognizing the relative size and scope of each executive’s responsibility within Captaris and using the median target bonus among the peer companies we review as a guide.

The 2007 Incentive Plan has two components:

•	an objective component based on company financial performance, which accounts for 70% of the possible cash bonus payout at target; and

•	a discretionary component based on a subjective analysis of performance against several strategic initiatives, which accounts for 30% of the possible cash bonus payout at target.

The first component of the 2007 Incentive Plan links cash bonus payouts to the achievement of weighted performance goals related to revenue (50%) and operating income (50%). Sixty percent of the funds available under this component are based on the achievement of annual goals and 40% are based on the achievement of equally weighted quarterly goals. We chose goals related to revenue and operating income as the performance goals because we believe these financial measures are the most indicative of shareholder value creation.

Depending on achievement of the annual and quarterly revenue goals, participants were eligible to receive between 0% and 200% of the target bonus amount for each period. Similarly, depending on the achievement of the annual and quarterly operating income goals, participants were eligible to receive between 0% and 250% of the target bonus amount for each period. The chart below shows the threshold, target and maximum goal amounts for revenue and operating income by quarter and annually.

	Full Year	Q1 2007	Q2 2007	Q3 2007	Q4 2007
Revenue:
Threshold	$92,320,000	$18,890,000	$22,140,000	$23,240,000	$25,490,000
Target	100,000,000	21,450,000	24,700,000	25,800,000	28,050,000
Maximum	107,680,000	24,010,000	27,260,000	28,360,000	30,610,000
Operating Income:
Threshold	2,980,000	(940,000)	224,000	766,000	2,034,000
Target	6,116,000	(268,000)	1,344,000	1,886,000	3,154,000
Maximum	10,596,000	1,524,000	3,136,000	3,678,000	4,946,000

Actual results for each quarter and the year were compared against the target goals for revenue and operating income to determine the amount to be paid under the 2007 Incentive Plan as follows:

•

Achievement Below Target. If our revenue and operating income results for the annual or a quarterly period were below the target goals, but not below the threshold goals, for the period, the bonus payout for the period would decrease in an approximately linear fashion from the target. If results were below the threshold goals for a period, then there would be no payout for that period.

•

Achievement At Target. If our revenue and operating income results for the annual or a quarterly period matched the target goals for the period, the bonus payout for the period would be 100% of the target bonus payable for the period.

•

Achievement Above Target. If our revenue and operating income results for the annual or a quarterly period exceeded the target goals for the period, the bonus payout for the period would increase in an approximately linear fashion from the target to the maximum bonus payable for the period. There was no additional increase in the bonus payout for any period if results exceeded the maximum goals for the period.

The 2007 Incentive Plan does not call for any discretionary award changes under this objective component absent attainment of the specified performance goals. We do not have a formal policy for recovery or adjustment of awards under this objective component of the 2007 Incentive Plan in the event the performance goals on which payouts are based are restated or otherwise adjusted in a manner that would reduce the size of the payouts. However, if such a situation occurs at a future date, the Compensation Committee reserves the right to re-evaluate the affected payouts and take any actions it deems necessary.

The second component of the 2007 Incentive Plan is discretionary, based on a subjective review of the achievement of certain strategic initiatives. These include: (1) customer satisfaction measures, (2) quality, cost and service measures for projects to improve mission critical technology and operational infrastructure, and (3) strategic efforts designed to grow our company through investments, strategic alliances and acquisitions that would have the effect of adding shareholder value. There are no specific targets with respect to these strategic initiatives. The Compensation Committee and the full Board of Directors each received updates and briefings at every regularly scheduled meeting regarding the progress being made on each of the strategic initiatives covered under this component of the 2007 Incentive Plan. Participants in the aggregate were eligible to receive between 0% and 200% of the target bonus at the discretion of the Compensation Committee based on its evaluation of progress against these strategic initiatives. The Compensation Committee based the discretionary portion of the 2007 Incentive Plan on a review of these strategic initiatives because of the significance of the initiatives to the short- and long-term success of Captaris, the company wide scope of the projects, and the complexity and difficulty of executing the initiatives.

Individual target bonuses under the 2007 Incentive Plan for all components in the aggregate were $200,000, $160,000, $101,220, and $69,000 for each of David P. Anastasi, Matthias M. Scheuing, Peter Papano and Paul M. Yantus, respectively. The target bonus for Douglas F. Anderson was $40,000 prior to his promotion to Senior Vice President, Global Field Operations, and was increased to $66,000 in connection with his promotion. As a result of the level of achievement of the revenue and operating income goals, actual payouts under the objective component of the 2007 Incentive Plan were $44,400, $22,470, $15,318, and $14,652 for each of David P. Anastasi, Peter Papano, Paul M. Yantus and Douglas F. Anderson, respectively. Actual payouts under the discretionary component of the 2007 Incentive Plan were $75,000, $37,958, $25,875, and $24,750 for each of David P. Anastasi, Peter Papano, Paul M. Yantus and Douglas F. Anderson, respectively, based primarily on strong improvements on multiple corporate infrastructure projects and on the completion of two strategic acquisitions. The total payouts of $119,400, $60,428, $41,193, $39,402 for each of David P. Anastasi, Peter Papano, Paul M. Yantus and Douglas F. Anderson, respectively, represented approximately 60% of their respective target amounts. Matthias M. Scheuing did not receive a payout under the 2007 Incentive Plan as a result of his departure from Captaris in April 2007, but his severance pay under the Severance Pay Plan included a bonus component, as described in more detail below under “Potential Payments Upon Termination or Change-in Control.”

2007 Sales Commission Plan for Douglas F. Anderson

During 2007, Douglas F. Anderson participated in a commission plan established prior to his promotion, during the time he was responsible for North American field operations. Under this plan, Mr. Anderson was eligible to receive a monthly cash payment based on all revenue recognized from sales of products and services in North America, calculated by multiplying ..0867328% by the revenue generated up to the target, multiplying .130099% by the incremental revenue generated between 100%-105% of target, multiplying .1734656% by the incremental revenue generated between 105%-110% of target and multiplying ..216832% by the incremental revenue generated in excess of 110% of target. Mr. Anderson’s target commission under this plan for 2007 was $66,000, assuming a revenue target of $76,100,000 was achieved. There was no threshold and no maximum under this plan. In 2007, the revenue recognized for purposes of this plan was $65,687,926 and Mr. Anderson received a total of $56,707 in commissions. Mr. Anderson was also eligible for an additional one-time bonus of $30,000 in the event he achieved 101% of his 2007 revenue target, with an additional $6,000 for each 1% of his sales quota achieved in excess of 101%. Mr. Anderson did not earn this additional bonus.

Long-Term Equity-Based Incentive Awards

We grant long-term equity-based incentive awards to our executive officers, historically in the form of stock options but, commencing in 2007, also including restricted stock units. The Compensation Committee establishes a fixed annual pool of equity awards to be used throughout the calendar year for awards to all employees, taking into account the total number of outstanding shares of Captaris common stock and the total number of outstanding and unexercised stock option grants and other equity awards, among other factors. In determining the size of the grants to our executive officers, we consider the amount and value of equity awards currently held by each executive, but focus on the executive’s performance during the prior year and the executive’s likely continued future contributions to Captaris, as well as the executive’s relative position within Captaris. We also consider the value of equity awards granted to executives in similar positions at the peer companies described above as determined through the competitive analysis conducted by our compensation consultant and the 2006 Radford Executive Survey. The Compensation Committee uses the median value of equity awards to executives at peer companies as a guide in making decisions regarding equity-based incentive awards to executive officers.

We generally grant equity awards to executive officers and other key employees at the time of initial employment, at promotion and at discretionary intervals thereafter (usually on an annual basis). In recent years, the annual grants to our executive officers and other key employees have been at a consistent interval, occurring on or around the beginning of the second quarter. Grants occurring at other times have been for new hires, promotions and discretionary merit-based grants. In 2007, we continued this practice but in 2008 we implemented a new system of making equity awards on four pre-established dates over the course of the year during periods that are normally open window periods for insider stock trading. Under the new system, annual grants will be made on the first pre-established date of the calendar year and grants for new hires and promotions or other discretionary grants will be made on the next applicable pre-established date. We established this system based on our determination that the best practice in making equity awards is to establish the dates in advance and to establish these dates during periods that would normally be open windows for insider stock trading.

In 2007, we granted stock options for 150,000 shares, 77,350 shares, 120,000 shares, and 100,000 shares to David P. Anastasi, Peter Papano, Paul M. Yantus and Douglas F. Anderson, respectively, that vest at the rate of 25% on the anniversary of the date of grant and 2.0833% per month thereafter. In 2007, we granted restricted stock units for 100,000 shares to David P. Anastasi that vest in full in a single installment on the fifth anniversary of the grant date. In 2007, we also granted restricted stock units for 10,000 shares to Peter Papano that will vest in four equal annual installments from the date of grant. The Compensation Committee has continued to include restricted stock units as part of the compensation program for executives for 2008. We believe that the ability to provide these other types of awards to executives and directors will give us flexibility in developing equity-based compensation arrangements in the future that are designed to focus individuals on Captaris’s long-term performance and to motivate them to work in a way that maximizes shareholder value. In aggregate, the equity grants to Mr. Anastasi, Mr. Papano, Mr. Yantus and Mr. Anderson represented 18.1%, 6.3%, 8.7% and 7.2%, respectively, of all equity awards granted in 2007. Mr. Scheuing was not granted any equity awards in 2007.

The Compensation Committee approves all equity awards granted to executive officers. The Compensation Committee has delegated authority to our Chief Executive Officer and Chief Financial Officer to approve stock option grants and other equity awards of 10,000 shares or less to employees who are not executive officers. Annual grants to executive officers have historically been approved by the Compensation Committee at a live or telephonic meeting. All stock options are granted with exercise prices equal to the fair market value of Captaris common stock on the date of grant. We do not have any program, plan or practice to time stock option grants in coordination with the release of material nonpublic information, nor did we time the release of material nonpublic information for the purpose of affecting the value of executive compensation.

Severance and Change in Control

We provide severance pay provisions and change-in-control agreements for certain executive officers, which are more fully described below under “Executive Compensation—Potential Payments Upon Termination or Change–in-Control.” At the time these benefits were established, we conducted a peer analysis to determine what other companies were providing to their executive officers in the form of severance and change-in-control protection and the amount of payments that were customary and reasonable in our industry. Based on our review, we believe that providing severance benefits to certain executive officers is customary for our industry and allows us to remain competitive with other companies. In addition, given the fast-paced industry we are in, providing severance benefits instead of entering into employment agreements with certain executive officers gives us more flexibility to make changes in our executive team if necessary.

We provide double-trigger change-in-control agreements that trigger payment only in the event the executive officer is terminated within a certain period after a change in control. This approach ensures that executives continue to act in the best interests of shareholders even though they are at risk of losing their jobs in connection with the change in control. This strategy is particularly important and worthwhile, given the difficulty for a high-level employee to secure a comparable position at another company quickly, and for Captaris to remain competitive with other companies that routinely offer a similar benefit to their executive officers.

Other Compensation

At their respective hiring dates, our executive officers may also receive personal time off benefits that are not immediately available to other employees. Our executive officers are also eligible to participate in benefit plans and defined contribution plans made available to our other employees, including health, disability and life insurance coverage, and 401(k) matching programs. In addition, all executives are eligible for cash leadership awards, which can be earned if they receive a requisite number of votes from other members of management who are asked to vote on the strongest leaders under several different categories. We also paid for Paul M. Yantus’s relocation expenses in connection with his hiring. In 2007, Matthias M. Scheuing was awarded a $5,000 travel gift certificate, along with a related tax gross-up, in connection with his departure from the Company.

Salary and Non-Equity Incentive Plan Compensation in Proportion to Total Compensation

The proportion of salary and non-equity plan compensation compared to total compensation varies among the executive officers, based on their position and level of responsibility. Executive compensation for higher-level executives is set to align closely with shareholders’ and Captaris’s long-term shared interests. In 2007, the percentage of salary and non-equity incentive plan compensation as compared to total compensation was 64%, 74%, 55% and 80% for each of David P. Anastasi, Peter Papano, Paul M. Yantus and Douglas F. Anderson, respectively.

Determination of Individual Performance Objectives

The executive officers’ achievement of individual performance objectives is a component that we use when determining base salaries and long-term equity-based incentive awards. Every year, the Compensation Committee establishes the individual performance objectives for our Chief Executive Officer. Furthermore, our Chief Executive Officer, together with the Compensation Committee, establishes the individual performance objectives for the other executive officers. Evaluations of the Chief Executive

Officer’s achievement of individual performance objectives are conducted by the Chair of the Compensation Committee on a quarterly basis with participation and input from the other members of the Board of Directors. Evaluations of the other executive officers’ achievements are conducted on a regular basis by the Chief Executive Officer. The Chief Executive Officer reports to the Compensation Committee regularly on the results of the evaluations of the other executive officers.

The 2007 individual performance objectives for David P. Anastasi included growing software license revenue, maintaining and enhancing our market leading products, developing a control conscious corporate culture, executing on infrastructure improvements and assessing opportunities for strategic relationships. The 2007 individual performance objectives for Peter Papano included providing effective financial planning, reporting and analysis to meet regulatory requirements and to facilitate improvements in our financial results, providing an efficient facilities footprint for our operations, and monitoring our liquidity, capital structure and risk management program. The 2007 individual performance objectives for Paul M. Yantus included evaluating the product development and release process and implementing a new program, evaluating and upgrading staffing for key positions, managing transition of outsourcing specific development projects and consolidation of development centers, and identifying strategic acquisition targets. The 2007 individual performance objectives for Douglas F. Anderson included achieving the sales goals for the company, developing key distribution relationship and evaluate and realign territories and quota responsibilities.

Role of Executive Officers

In addition to the Chief Executive Officer’s involvement in setting individual performance goals and conducting evaluations of the other executive officers, our management team plays an active role in updating the Compensation Committee on the trends and challenges of hiring, retaining and competing for talent. The management team periodically suggests alternative forms of compensation or compensation strategies to assist the Compensation Committee in setting compensation packages that will enable us to attract and retain key talent. The Compensation Committee solicits and appreciates input from executive management on compensation related strategies and practices. Additionally, the Compensation Committee utilizes the data and analyses from its independent external compensation consultant and industry surveys to gain a comprehensive view of all related factors affecting its decision making.

Executive Officer and Board Stock Ownership Guidelines

In January 2006, the Board of Directors implemented stock ownership guidelines for its executive officers and independent directors to further align the interests of our executives and board members with those of shareholders. These stock ownership guidelines took effect as of June 8, 2006. The stock ownership target for the Chief Executive Officer is set at a value equal to three times annual base salary. The stock ownership target for all other executive officers is set at a value equal to annual base salary. For independent directors, stock ownership guidelines are set at a value equal to four times their annual cash retainer. Under these guidelines, executive officers and independent directors are encouraged to increase their ownership of Captaris common stock to meet these ownership requirements within five years of becoming an executive officer or director, or within five years of the adoption of the guidelines, whichever is later. Exact ownership calculations will be adjusted from time to time to reflect changes in base salaries, director retainers and/or the price of Captaris common stock. Shares that count toward these ownership guidelines include:

•	shares of Captaris common stock purchased from us or on the open market;

•	common stock obtained and held through stock option exercises;

•	restricted stock and restricted stock units;

•	deferred stock units; and

•	stock beneficially owned by a spouse and/or minor children or held in family trusts.

Tax Considerations

We consider the impact of tax ramifications when making decisions on executive officer compensation. The two primary considerations are Sections 162(m) and 280G of the Internal Revenue Code of 1986, as amended.

Section 162(m) includes potential limitations on the deductibility for federal income tax purposes of compensation in excess of $1 million paid or accrued with respect to our Chief Executive Officer and any of our three other highest-paid executive officers (other than our Chief Financial Officer). Qualifying performance-based compensation is not subject to the deduction limit if certain requirements are met. None of our executive officers received cash compensation in excess of $1 million in 2007. Stock options granted to our executive officers are designed to qualify as performance-based compensation under Section 162(m). The Compensation Committee may determine, however, that one or more awards granted under the 2007 Equity Incentive Plan should not conform to these requirements if, in its judgment, such payments are necessary to achieve our compensation objectives and protect shareholder interests and the benefit of the compensation arrangement for Captaris and the shareholders outweighs the incremental cost to Captaris.

The change-in-control agreements for our executive officers provide that if any portion of any payment under the agreement or otherwise would be considered to be an “excess parachute payment” within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended, then the payments will be reduced to the highest amount that may be paid to the executive without having any portion of any payment treated as an “excess parachute payment.” However, we may elect, in our sole and absolute discretion, not to apply the reduction if the after-tax value to the executive of the total payments prior to the reduction is greater than the after-tax value to the executive if the total payments are determined taking into account the reduction.

Changes for 2008 Compensation

Annual Cash Incentive Compensation

In 2008, the Compensation Committee adopted the 2008 Incentive Plan, which is similar to the 2007 Incentive Plan, except for the following primary differences:

•

Earnings before interest, taxes, depreciation and amortization (EBITDA) replaced operating income under the objective component. The Compensation Committee believes EBITDA more accurately measures Captaris’s underlying performance.

•

Achievement of the financial goals under the objective component of the 2008 Incentive Plan will be measured by the growth rate increase over the prior year and a minimum EBITDA amount must be achieved in order for the objective component of the 2008 Incentive Plan award to be earned.

•	There are no quarterly goals under the 2008 Incentive Plan.

Management Incentive Retention Plan

In April 2008, the Board of Directors adopted the Management Incentive Retention Plan. Pursuant to this plan, participants (including all of the executive officers) will be eligible to receive a cash incentive bonus from the Company or its successor upon consummation of a change in control, subject to certain conditions. The amount of the incentive bonus payable to each participant will equal 0% to 200% of such participant’s base salary, as determined by the administrator of the plan in its sole discretion. The incentive bonus opportunity for each participant has not yet been determined by the plan administrator. The plan was established to provide an incentive to key management employees and others providing personal services to Captaris to maximize Captaris’s valuation and to provide continuity of management in connection with the period prior to a change in control of Captaris.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with Captaris’s management. Based on the Compensation Committee’s review of, and discussions with management with respect to, the Compensation Discussion and Analysis, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in Captaris’s Annual Report on Form 10-K.

Compensation Committee

of the Board of Directors

Patrick J. Swanick, Chair

Robert F. Gilb

Robert L. Lovely

Thomas M. Murnane

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information concerning compensation for services rendered to Captaris in all capacities for the year ended December 31, 2007 by our Chief Executive Officer, Chief Financial Officer and our other most highly compensated executive officers whose total compensation exceeded $100,000 in 2007 (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Option Awards ($) (2)		Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)
David P. Anastasi	2007	$387,500	$89,531	$187,011		$119,400	(3)	$5,000	(4)	$788,442
President and Chief Executive Officer	2006	347,270		89,384	(5)	223,200		5,500		665,354	(5)
Peter Papano	2007	250,037	10,820	93,421		60,428	(3)	5,180	(6)	419,886
Chief Financial Officer	2006	235,903		40,811	(5)	105,400		3,857		385,971	(5)
Paul M. Yantus (7)	2007	172,500		38,556		41,193	(3)	133,419	(8)	385,668
Executive Vice President Marketing and Product Development
Douglas F. Anderson (9)	2007	210,856		58,009		96,109	(10)	16,645	(11)	381,619
Senior Vice President Global Field Operations
Matthias M. Scheuing (12)	2007	66,742		18,192	(13)			519,249	(14)	604,183
Former Chief Operating Officer	2006	256,881		41,160	(5)	198,400		5,500		501,941	(5)

(1)	The amounts reported in this column for each executive represents the dollar amount recognized for financial statement reporting purposes in 2007, determined in accordance with SFAS No. 123(R) (“FAS 123R”), and thus includes amounts from awards granted in, and prior to, 2007. See Note 10 of Notes to Consolidated Financial Statements set forth in our Annual Report on Form 10-K for fiscal year 2007 for the assumptions used in determining the value of such awards.

(2)	The amounts reported in this column for each executive represents the dollar amount recognized for financial statement reporting purposes in 2007, determined in accordance with FAS 123R, and thus includes amounts from awards granted in, and prior to, 2007. See Note 10 of Notes to Consolidated Financial Statements set forth in our Annual Report on Form 10-K for fiscal year 2007 for the assumptions used in determining the value of such awards.

(3)	Amounts represent compensation earned in 2007 and paid in 2008.

(4)	Amount represents $5,000 of company 401(k) matching contributions.

(5)	The amounts reported in our 2006 Proxy Statement as the dollar amounts recognized for financial statement reporting purposes in 2006 were incorrect. The corrected amounts are shown in the table above, along with the corrected amount of total compensation for 2006.

(6)	Amount represents $5,000 of company 401(k) matching contributions and $180 of income tax gross-up.

(7)	Mr. Yantus’s employment began on April 2, 2007.

(8)	Amount represents $118,660 for relocation expenses, $8,000 in leadership awards, $5,000 of company 401(k) matching contributions, $500 of gift certificates and $1,259 of income tax gross-up.

(9)	Mr. Anderson became an executive officer on May 1, 2007.

(10)	Consists of $39,402 under the 2007 Incentive Plan earned in 2007 and paid in 2008 and $56,707 under commission plan earned in 2007 and paid in 2007 and 2008.

(11)	Amount represents $10,000 in leadership awards, $5,000 of company 401(k) matching contributions and $1,645 of income tax gross-up.

(12)	Mr. Scheuing left Captaris, effective April 3, 2007.

(13)	The FAS 123R value of stock options forfeited by Mr. Scheuing during 2007 due to his termination was $36,572.

(14)	Amount represents $476,006 in severance, $37,524 for accrued but unused personal time off, $5,000 in company 401(k) matching contributions and $719 of income tax gross-up.

2007 Grants of Plan-Based Awards Table

The following table provides information regarding grants of awards under the 2007 Incentive Plan (a cash bonus plan), the 2007 Sales Commission Plan (a cash commission plan under which Mr. Anderson was eligible) and stock options and restricted stock units under the 2006 Equity Incentive Plan to the Named Executive Officers during the fiscal year ended December 31, 2007.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares of Stock or Units (#)	All Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh) (2)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($) (1)	Target ($)		Maximum ($)
David P. Anastasi		$30,646	$200,000		$435,000
	03/23/2007						150,000	$5.78	$387,000
	03/23/2007					100,000			578,000
Peter Papano		15,510	101,220		220,154
	03/23/2007						77,350	5.78	199,563
	04/05/2007					10,000			58,500
Paul M. Yantus		10,573	69,000		150,075
	06/06/2007						120,000	5.12	270,816
Douglas F. Anderson		10,113	66,000		143,550
			66,000	(3)
	03/23/2007						25,000	5.78	64,500
	06/06/2007						75,000	5.12	169,260
Matthias M. Scheuing (4)		24,517	160,000		348,000

(1)	Represents the amount that would be paid if threshold quarterly revenue and operating income goals were achieved for the corporate performance component of the 2007 Incentive Plan. It does not include any amounts for the annual revenue and operating income goals as achievement of threshold quarterly goals does not result in achievement of annual goals. It also does not include any amount for the discretionary component of the 2007 Incentive Plan. If some quarterly thresholds for the corporate performance component were not achieved, payout would be less. If no quarterly thresholds were achieved for the corporate performance component and there was no payout under the discretionary component, there would be no payout under the 2007 Incentive Plan.

(2)	The exercise price of the options is equal to the average of the high and low sales prices of Captaris common stock on the date of grant.

(3)	Represents target of $66,000 under 2007 Sales Commission Plan. There was no threshold or maximum under this plan.

(4)	Mr. Scheuing left Captaris, effective April 3, 2007.

2007 Incentive Plan. The 2007 Incentive Plan was an annual cash bonus plan in which participants received a cash award based on the achievement of goals relating to Captaris’s 2007 performance. The 2007 Incentive Plan is discussed in more detail above under “Compensation Discussion and Analysis.”

2006 Equity Incentive Plan. The options listed in the table above were granted under the 2006 Equity Incentive Plan and vest on a four-year schedule, with 25% of the options becoming exercisable one year after the grant date and an additional 2.0833% becoming exercisable each month thereafter until the options are fully vested four years after the grant date. The options expire ten years from the date of grant, unless cancelled earlier as a result of termination of employment. The treatment of the options in the event of a change in control is described below under “Potential Payments Upon Termination or Change-in-Control.”

The restricted stock units listed in the table above were granted under the 2006 Equity Incentive Plan. The grant to Mr. Anastasi will vest in full five years from the grant date on March 23, 2012. The grant to Mr. Papano will vest in four equal installments of 25% on the anniversary dates of the grant date. Vesting ceases in the event of termination of employment. The treatment of unvested restricted stock units in the event of a change in control is described below under “Potential Payments Upon Termination or Change-in-Control.”

2007 Sales Commission Plan. During 2007, Mr. Anderson participated in a commission plan established during the time he was responsible for North American field operations. Please refer to the “Compensation Discussion and Analysis” for a detailed description of this plan.

Severance. The severance received by Mr. Scheuing in connection with his termination of employment in 2007 was pursuant to the terms of Captaris’s Severance Pay Plan. Please refer to the description of the Severance Pay Plan below under “Potential Payments Upon Termination or Change-in-Control.”

Outstanding Equity Awards at 2007 Fiscal Year-End Table

The following table provides information regarding outstanding stock options held by each Named Executive Officer at 2007 fiscal year end, on December 31, 2007.

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(15)
Name	Exercisable		Unexercisable
David P. Anastasi	750,000		—		$5.94	11/15/2010
	22,840		—		3.65	01/22/2012
	50,000		100,000	(1)	3.19	05/22/2013
	60,000		—		5.52	04/01/2014
	90,000		—		5.53	05/03/2014
	200,000		—		4.10	04/01/2015
	75,833	(2)	106,167	(2)	4.54	04/03/2016
			150,000	(3)(4)	5.78	03/23/2017
							$100,000	(5)	$432,000
Peter Papano	175,000		—		5.08	09/02/2013
	55,000		—		5.52	04/01/2014
	30,000		—		5.53	05/03/2014
	100,000		—		4.10	04/01/2015
	37,917	(6)	53,083	(6)	4.54	04/03/2015
			77,350	(4)(7)	5.78	03/23/2017

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(15)
Name	Exercisable		Unexercisable
							10,000	(8)	43,200
Paul M. Yantus			120,000	(4)(9)	5.12	06/06/2017
Douglas F. Anderson	7,292	(10)	10,417	(10)	3.73	08/31/2015
	12,500	(11)	17,500	(11)	4.54	04/03/2016
	1,458	(12)	3,542	(12)	5.91	10/25/2016
			25,000	(4)(13)	5.78	03/23/2017
			75,000	(4)(14)	5.12	06/06/2017
Matthias M. Scheuing	150,000				4.86	04/03/2008
	60,000				5.52	04/03/2008
	15,000				5.53	04/03/2008
	100,000				4.10	04/03/2008
	22,750				4.54	04/03/2008

(1)	Option will vest in full on 5/23/2009, subject to earlier vesting based on Captaris common stock price performance relative to that of the Nasdaq Composite Index. 50,000 shares subject to the option vested on 1/10/2007 and an additional 50,000 shares subject to the option vested on 1/10/2008, with the remaining unvested portion of the option to vest on 5/23/2009.

(2)	Option grant with respect to 182,000 shares on 4/3/2006 vested at the rate of 25% on 4/3/2007 and will continue to vest at the rate of 2.0833% per month thereafter until 4/3/2010.

(3)	Option grant with respect 150,000 shares on 3/23/2007 will vest at the rate of 25% on 3/23/2008 and 2.0833% per month thereafter until 3/23/2011.

(4)	Options granted in 2007 are also disclosed in the 2007 Grants of Plan-Based Awards Table, including the grant date fair value of these options.

(5)	Restricted stock units will vest on March 23, 2012.

(6)	Option grant with respect to 91,000 shares on 4/3/2006 vested at the rate of 25% on 4/3/2007 and will continue to vest at the rate of 2.0833% per month thereafter until 4/3/2010

(7)	Option grant with respect to 77,350 shares on 3/23/2007 will vest at the rate of 25% on 3/23/2008 and 2.0833% per month thereafter until 3/23/2011.

(8)	Restricted stock units will vest in four equal annual installments on each of 4/5/2008, 4/5/2009, 4/5/2010 and 4/5/2011.

(9)	Option grant with respect to 120,000 shares on 6/6/2007 will vest at the rate of 25% on 6/6/2008 and 2.0833% per month thereafter ending on 6/6/2011.

(10)	Option grant with respect to 25,000 shares on 8/31/2005 vested at the rate of 25% on 8/31/2006 and 2.0833% per month thereafter until 8/31/2009.

(11)	Option grant with respect to 30,000 shares on 4/3/2006 vested at the rate of 25% on 4/3/2007 and will continue to vest at the rate of 2.0833% per month thereafter until 4/3/2010.

(12)	Option grant with respect to 5,000 shares on 10/25/2006 vested at the rate of 25% on 10/25/2007 and will continue to vest at the rate of 2.0833% per month thereafter until 10/25/2010.

(13)	Option grant with respect to 25,000 shares on 3/23/2007 will vest at the rate of 25% on 3/23/2008 and 2.0833% per month thereafter until 3/23/2011.

(14)	Option grant with respect to 75,000 shares on 6/6/2007 will vest at the rate of 25% on 6/6/2008 and 2.0833% per month thereafter until 6/6/2011.

(15)	Based on the closing price of Captaris common stock on 12/31/2007, which was $4.32.

2007 Option Exercises Table

The following table provides information regarding stock option exercises by the Named Executive Officers during the fiscal year ended December 31, 2007.

	Option Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
David P. Anastasi
Peter Papano
Paul M. Yantus
Douglas F. Anderson
Matthias M. Scheuing	225,000	$402,536	(1)

(1)	Value realized is equal to the difference between the fair market value of the underlying stock on the date of exercise and the exercise price. The fair market value of the underlying stock is based on the closing price of Captaris common stock on the exercise date and may differ from the actual sales price.

Potential Payments Upon Termination or Change-in-Control

Change–in-Control Agreements and Severance Pay Plan

In March of 2005, we entered into change-in-control agreements with David P. Anastasi, Peter Papano and Matthias M. Scheuing and adopted a Severance Pay Plan under which the same executives are participants. In light of Mr. Scheuing’s departure from Captaris on April 3, 2007, his change-in-control agreement is no longer in effect, but he was entitled to and did receive severance benefits under the Severance Pay Plan.

In March of 2008 we entered into change-in-control agreements with Paul M. Yantus and Douglas F. Anderson with substantially the same terms and conditions as the change-in-control agreement with Mr. Papano.

Change-in-Control Agreements

Pursuant to the terms of their respective agreements, for a defined period following a change in control of Captaris, referred to as the “Post-Change-in-Control Period,” each executive will continue to be employed in an executive position reasonably commensurate with the most significant position held by the executive during the 90-day period immediately preceding the date of the change in control. The Post-Change-in-Control Period is 18 months for Mr. Anastasi and 12 months for Mr. Papano, Mr. Yantus and Mr. Anderson. During the Post-Change-in-Control Period, the executives will be entitled to continued compensation and benefits at levels comparable to pre-change-in-control levels and reimbursement for all reasonable employment expenses.

Change-in-Control Benefits

If at any time during the Post-Change-in-Control Period Captaris terminates the executive’s employment without cause, or the executive terminates his employment with good reason, the executive will be entitled to the following benefits:

•	any accrued but unpaid salary;

•	a pro rata portion of the executive’s annual bonus for the year;

•	with respect to Mr. Anderson, a pro rata portion of his monthly commission payable for the calendar month in which termination occurs;

•	any compensation previously deferred by the executive (together with any accrued interest or earnings);

•	any accrued but unpaid vacation pay;

•

reimbursement of COBRA expenses for the executive and his family for a period of 18 months for Mr. Anastasi and a period of 12 months for Mr. Papano, Mr. Yantus and Mr. Anderson, or until such time as the executive officer obtains new health insurance coverage, whichever occurs first;

•	base salary continuation for a period of 18 months for Mr. Anastasi and a period of 12 months for Mr. Papano, Mr. Yantus and Mr. Anderson;

•

one and one-half times the target annual bonus payable for the fiscal year in which the termination occurs for Mr. Anastasi and one times the target annual bonus payable for the fiscal year in which the termination occurs for Mr. Papano, Mr. Yantus and Mr. Anderson; and

•

with respect to Mr. Anderson, commission payments continue for a period equal to 12 months payable in monthly installments at the end of each month, in an amount equal to 1/12th of the executive’s commission target for the year in which termination occurs.

In addition, the executives will be entitled to immediate vesting of all equity awards granted by Captaris that are outstanding as of the date of the change in control and an extension of the post-termination exercise period of all stock options so that such stock options will be exercisable for a period of one year from the date of termination.

If any payments paid or payable under an executive’s change-in-control agreement or otherwise are characterized as “excess parachute payments” within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended, then the payments will be reduced to the highest amount that may be paid to the executive without having any portion of any payment treated as an “excess parachute payment.” Captaris may elect, in its sole and absolute discretion, not to apply this reduction if the after-tax value to the executive of the total payments prior to the reduction is greater than the after-tax value to the executive of the total payments after taking into account the reduction.

Definition of Change in Control

Under the change-in-control agreements, “change in control” means any of the following:

•

subject to specified exceptions, consummation of an acquisition by any entity of beneficial ownership of 40% or more of either (1) the then outstanding shares of our common stock or (2) the combined voting power of our then outstanding voting securities entitled to vote generally in the election of directors;

•

a change in the composition of the Board of Directors during any two-year period such that the individuals who, as of the beginning of such two-year period, constituted the incumbent Board cease for any reason to constitute at least a majority of the Board, other than changes approved by at least two-thirds of the incumbent Board;

•	consummation of a merger or consolidation of Captaris with or into any other company or other entity, excluding, in each case, specified transactions with companies that are related to Captaris;

•

consummation of a statutory share exchange pursuant to which our outstanding shares are acquired or a sale in one transaction, or a series of transactions undertaken with a common purpose, of at least 50% of our outstanding voting securities, excluding, in each case, specified transactions with companies that are related to Captaris; or

•

consummation of a sale, lease, exchange or other transfer in one transaction, or a series of related transactions undertaken with a common purpose, of all or substantially all of our assets, excluding, in each case, specified transactions with companies that are related to Captaris.

Definition of Cause

Under the change-in-control agreements, “cause” means the occurrence of one or more of the following events:

•	the executive’s willful material misconduct or dishonesty in the performance of, or the willful failure to perform, any material duty under the change-in-control agreement;

•	the executive’s willful injury of Captaris or breach of fiduciary duty to Captaris involving personal profit;

•	conviction of the executive for violation of a state or federal criminal law involving the commission of a crime against Captaris or any felony;

•	habitual or repeated misuse by the executive of alcohol or controlled substances that materially impairs the executive’s ability to perform his duties under the change-in-control agreement;

•	any material and willful violation by the executive of any provisions of the change-in-control agreement; or

•

any past or present act of the executive involving moral turpitude adversely affecting the business, goodwill or reputation of Captaris, or materially and adversely affecting the executive’s ability to effectively represent Captaris with the public.

Definition of Good Reason

Under the change-in-control agreements, “good reason” means the occurrence of any of the following events, without the consent of the executive:

•

a demotion or other material reduction in the nature or status of the executive’s responsibilities as contemplated in the change-in-control agreement, excluding an isolated and inadvertent action not taken in bad faith and which is remedied by Captaris promptly after receipt of notice thereof given by the executive; provided that a change in the person or office to which the executive reports, without a corresponding reduction in duties, status and responsibilities, resulting primarily from organizational changes incident to a merger or acquisition, will not constitute “good reason”;

•

any failure by Captaris to pay compensation required in the change-in-control agreement, other than an isolated and inadvertent failure not occurring in bad faith and which is remedied by Captaris promptly after receipt of notice thereof given by the executive;

•	Captaris’s requiring the executive to be based at any office or location that is more than 50 miles from the office or location where the executive was based on the date of the change in control; or

•

Captaris’s failure to require any successor to all or substantially all the business and/or assets of Captaris to assume expressly and agree to perform the change-in- control agreement in the same manner and to the same extent that Captaris would be required to perform it if no such succession had taken place.

Severance Pay Plan

David P. Anastasi and Peter Papano are covered by our Severance Pay Plan. Matthias M. Scheuing was covered by our Severance Pay Plan at the time of his departure from Captaris. Pursuant to the Severance Pay Plan, the executives will receive (and Mr. Scheuing did receive) severance pay in the event their employment is terminated by Captaris without cause or by themselves for good reason.

Severance Benefits

The severance pay consists of two primary components:

(1) Continuation of base salary for a period of 12 months (provided that any amount not paid by March 15 of the year following termination will be paid in a lump sum on that date); and

(2) A lump-sum payment (payable on the date the executive becomes entitled to severance pay under the Severance Pay Plan) equal to the sum of (a) a proportionate share of the executive’s target annual bonus payable for the fiscal year in which the executive’s employment terminates (based on the number of days worked by the executive during such year) and (b) the executive’s target annual bonus payable for the fiscal year in which the executive’s employment terminates.

The Severance Pay Plan also provides for payment of COBRA expenses for a period of 12 months following termination of employment or until such time as the executive obtains new health insurance, whichever occurs first. In addition, Captaris will use commercially reasonable efforts to continue the executive’s coverage under Captaris’s life, short-term and long-term disability insurance plans for 12 months following termination of employment or until such time as the executive obtains new life, short-term or long-term disability insurance coverage (as applicable), whichever occurs first. If Captaris is unable to continue the executive’s life, short-term and long-term disability insurance coverage, or it chooses not to do so, then it will make a lump-sum payment (payable on the date the executive becomes entitled to severance pay under the Severance Pay Plan) to the executive in an amount equal to 18 months of the monthly premium for coverage under Captaris’s life, short-term and long-term disability insurance plans.

Severance pay will only be paid under the Severance Pay Plan if the executive’s employment terminates prior to a change in control of Captaris covered by any change-in-control agreement between the executive and Captaris and if the executive executes (and does not revoke) a release of claims satisfactory to Captaris.

Definition of Cause

Under the Severance Pay Plan, “cause” means any of the following:

•	the executive’s willful misconduct or dishonesty in the performance of, or the willful failure to perform, any of the executive’s material duties or obligations to Captaris;

•	the executive’s willful injury of Captaris or breach of fiduciary duty to Captaris involving personal profit;

•	conviction of the executive for violation of a state or federal criminal law involving the commission of a crime against Captaris or any felony;

•	habitual or repeated misuse by the executive officer of alcohol or controlled substances that materially impairs the executive’s ability to perform any of his duties or obligations to Captaris;

•	any material or willful violation by the executive of any provisions of the employment agreement or employee intellectual property agreement (if any) between the executive and Captaris; or

•

any past or present act by the executive involving moral turpitude adversely affecting the business, goodwill or reputation of Captaris, or materially and adversely affecting the executive’s ability to effectively represent Captaris with the public.

Definition of Good Reason

Under the Severance Pay Plan, “good reason” means any of the following without the executive’s consent:

•

a demotion or other material reduction in the nature or status of the executive’s authority, duties or responsibilities with respect to Captaris, excluding an isolated and inadvertent action not taken in bad faith and which is remedied by Captaris promptly after receipt of notice thereof given by the executive; provided that a change in the person or office to which the executive reports, without a corresponding reduction in title, authority, duties and responsibilities will not constitute good reason;

•

a reduction of at least 5% in the executive’s then current base salary or target annual bonus, which reduction is not related to behavior or performance by the executive that (i) would constitute cause or (ii) is otherwise below reasonable expectations, other than reductions in which substantially all the executive officers are subject to substantially similar reductions; or

•

Captaris’s requiring the executive to be based at any office or location that is more than 50 miles from the office or location where the executive was based as of the later of January 1, 2005 or the executive’s date of hire.

Equity Incentive Plans

1989 Restated Stock Option Plan

Our 1989 Plan was amended and restated in June 2006 and is now named the 2006 Equity Incentive Plan. However, stock options granted to our executive officers under the 1989 Restated Stock Option Plan prior its amendment in 2006 are governed by the change-in-control provisions of the 1989 Restated Stock Option Plan (and not the 2006 Equity Incentive Plan). In the event of a change in control, such as a merger, consolidation, acquisition of property or stock, separation, reorganization or liquidation of Captaris, as a result of which Captaris’s shareholders receive cash, stock or other property in exchange for their shares of Captaris common stock, each outstanding stock option under the 1989 Restated Stock Option Plan will become fully vested and participants will have the right immediately prior to the change in control to exercise their stock options. In the event of a change in control as a result of which Captaris’s shareholders receive capital stock of another corporation in exchange for their shares of Captaris common stock, each outstanding stock option under the 1989 Restated Stock Option Plan will be converted into an option to purchase shares of the surviving corporation and such converted option will become fully vested and exercisable, unless Captaris and the surviving corporation determine that the stock options will instead be treated as if Captaris’s shareholders had received cash, stock or other property in exchange for their shares of Captaris common stock.

2006 Equity Incentive Plan

Under our 2006 Equity Incentive Plan, unless our Compensation Committee determines otherwise at the time of grant with respect to a particular award or unless otherwise provided in a written employment, services or other agreement with a participant, in the event of a change in control:

•	outstanding awards will be converted, assumed or replaced by a successor company for awards of the successor company; or

•

outstanding awards will become fully and immediately exercisable, and all applicable deferral and restriction limitations or forfeiture provisions will lapse immediately before the company transaction and thereafter the awards will terminate (this alternative will not apply if outstanding awards are converted, assumed or replaced by a successor company).

For purposes of the 2006 Equity Incentive Plan, unless otherwise defined in the instrument evidencing the award or in a written employment, services or other agreement with a participant, with the exception of certain related party transactions, a change in control is defined as:

•	a merger or consolidation with or into another company;

•	a statutory share exchange pursuant to which Captaris’s outstanding shares are acquired or a sale of at least 50% of Captaris’s outstanding voting securities; or

•	a sale, lease, exchange or other transfer of all or substantially all of Captaris’s assets.

David P. Anastasi

The following table describes the estimated incremental compensation upon termination or change in control for David P. Anastasi, our President and Chief Executive Officer, assuming the triggering event had occurred on December 31, 2007. Benefits generally available to all employees are not included in the table. The actual amount of compensation can only be determined at the time of termination or change in control.

Potential Payments Upon Termination or Change in Control	Involuntary (Without Cause) or Good Reason Termination Prior to a Change in Control		Termination in connection with a Change in Control (5)
Compensation:
Base Salary Continuation	$400,000	(1)	$600,000	(6)
Bonus	400,000	(2)	500,000	(7)
Accelerated Stock Options	—		103,500	(8)
Accelerated Restricted Stock Units	—		432,000	(8)
Benefits:
COBRA Premiums	$13,338	(3)	$20,007	(9)
Life and Disability Insurance Premiums	1,195	(4)	—

Total	$814,533		$1,655,507

(1)	Payable in the course of Captaris’s regularly scheduled payroll over 12 months (provided that any amount not paid by March 15 of the year following termination will be paid in a lump sum on that date).

(2)	Lump-sum payment equal to the sum of (1) a pro rata portion of Mr. Anastasi’s target annual bonus payable for fiscal year 2007 and (2) Mr. Anastasi’s target annual bonus payable for fiscal year 2007.

(3)	Represents estimated COBRA premiums to be paid by Captaris on behalf of Mr. Anastasi for a period of 12 months after termination. Captaris’s obligation to pay Mr. Anastasi’s COBRA premiums will cease at such time as Mr. Anastasi obtains new health insurance coverage or, if earlier, upon the expiration of 12 months.

(4)	Represents estimated life and disability insurance premiums to be paid by Captaris on behalf of Mr. Anastasi for a period of 12 months after termination. Captaris’s obligation to pay Mr. Anastasi’s life and disability insurance premiums will cease at such time as Mr. Anastasi obtains new life and disability insurance or, if earlier, upon the expiration of 12 months. If Captaris is unable to or otherwise elects not to continue coverage under the Captaris life and disability insurance plans, Captaris will pay Mr. Anastasi a lump sum of approximately $1,793 (equal to 18 months of the monthly premium coverage for Captaris’s life and disability insurance plans).

(5)	Except as described in footnote 8 below, amounts shown in this column represent compensation payable under Mr. Anastasi’s change-in-control agreement in the case of involuntary termination without cause or voluntary termination for good reason, in each case in connection with a change in control. Under the change-in-control agreement, if any payments are characterized as “excess parachute payments” within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended, then the payments will be reduced to the highest amount that may be paid to Mr. Anastasi without having any portion of any payment treated as an “excess parachute payment.” Captaris may elect, in its sole and absolute discretion, not to apply this reduction under certain circumstances.

(6)	Payable in the course of Captaris’s regularly scheduled payroll over 18 months.

(7)	Lump-sum payment equal to the sum of (1) a pro rata portion of Mr. Anastasi’s target annual bonus payable for fiscal year 2007 and (2) one and one-half times Mr. Anastasi’s target annual bonus payable for fiscal year 2007.

(8)	Represents the difference between the closing price of Captaris common stock on December 31, 2007 and the exercise price, if any, of the accelerated awards. Under his change in control agreement, upon involuntary (with cause) or good reason termination in connection with a change in control, Mr. Anastasi is entitled to immediate vesting of all equity awards granted by Captaris that are outstanding as of the date of the change in control and an extension of the post-termination exercise period of all such awards that are stock options so that such stock options will be exercisable for a period of one year from the date of termination. The amounts shown assume that awards are not converted, assumed or replaced by the successor company and therefore would be realized upon a change in control whether or not Mr. Anastasi’s employment terminates.

(9)	Represents estimated COBRA premiums to be reimbursed by Captaris for a period of 18 months after termination. Captaris’s obligation to reimburse Mr. Anastasi’s COBRA premiums will cease at such time as Mr. Anastasi obtains new health insurance coverage or, if earlier, upon the expiration of 18 months.

Peter Papano

The following table describes the estimated incremental compensation upon termination or change in control for Peter Papano, our Chief Financial Officer, assuming the triggering event occurred on December 31, 2007. Benefits generally available to all employees are not included in the table. The actual amount of compensation can only be determined at the time of termination or change in control.

Potential Payments Upon Termination or Change in Control	Involuntary (Without Cause) or Good Reason Termination Prior to a Change in Control		Termination in connection with a Change in Control (5)
Compensation:
Base Salary Continuation	$253,050	(1)	$253,050	(1)
Bonus	202,440	(2)	202,440	(2)
Accelerated Stock Options	—		—	(6)
Accelerated Restricted Stock Units	—		43,200	(6)
Benefits:
COBRA Premiums	$13,338	(3)	$13,338	(3)
Life and Disability Insurance Premiums	1,195	(4)

Total	$470,023		$512,028

(1)	Payable in the course of Captaris’s regularly scheduled payroll over 12 months (provided that any amount not paid by March 15 of the year following termination will be paid in a lump sum on that date).

(2)	Lump-sum payment equal to the sum of (1) a pro rata portion of Mr. Papano’s target annual bonus payable for fiscal year 2007 and (2) Mr. Papano’s target annual bonus payable for fiscal year 2007.

(3)	Represents estimated COBRA premiums to be paid by Captaris on behalf of Mr. Papano for a period of 12 months after termination. Captaris’s obligation to pay Mr. Papano’s COBRA premiums will cease at such time as Mr. Papano obtains new health insurance coverage or, if earlier, upon the expiration of 12 months.

(4)	Represents estimated life and disability insurance premiums to be paid by Captaris on behalf of Mr. Papano for a period of 12 months after termination. Captaris’s obligation to pay Mr. Papano’s life and disability insurance premiums will cease at such time as Mr. Papano obtains new life and disability insurance or, if earlier, upon the expiration of 12 months. If Captaris is unable to or otherwise elects not to continue coverage under the Captaris life and disability insurance plans, Captaris will pay Mr. Papano a lump sum of approximately $1,793 (equal to 18 months of the monthly premium coverage for Captaris’s life and disability insurance plans).

(5)	Except as described in footnote 6 below, amounts shown in this column represent compensation payable under Mr. Papano’s change-in-control agreement in the case of involuntary termination without cause or voluntary termination for good reason, in each case in connection with a change in control. Under the change-in-control agreement, if any payments are characterized as “excess parachute payments” within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended, then the payments will be reduced to the highest amount that may be paid to Mr. Papano without having any portion of any payment treated as an “excess parachute payment.” Captaris may elect, in its sole and absolute discretion, not to apply this reduction under certain circumstances.

(6)	Represents the difference between the closing price of Captaris common stock on December 31, 2007 and the exercise price, if any, of the accelerated awards. Under his change-in-control agreement, upon involuntary (with cause) or good reason termination in connection with a change in control, Mr. Papano is entitled to immediate vesting of all equity awards granted by Captaris that are outstanding as of the date of a change in control and an extension of the post-termination exercise period of all such awards that are stock options so that such stock options will be exercisable for a period of one year from the date of termination. The amounts shown assume that awards are not converted, assumed or replaced by the successor company and therefore would be realized upon a change in control whether or not Mr. Papano’s employment terminates.

Matthias M. Scheuing

The following table describes the incremental compensation actually paid or earned by Matthias M. Scheuing, our former Chief Operating Officer, in connection with his termination of employment effective April 3, 2007. Benefits generally available to all employees are not included in the table.

Compensation:
Base Salary Continuation	$259,000
Bonus	200,767	(1)
Benefits:
COBRA Premiums	$13,849
Life and Disability Insurance Premiums	2,390

Total	$476,006

(1)	Represents $40,767 as prorated target annual bonus and $160,000 as target annual bonus.

Paul M. Yantus and Douglas F. Anderson

Information is not provided for Mr. Yantus and Mr. Anderson because they did not enter into a change-in-control agreement with the Company until March of 2008 and they are not eligible under the Severance Pay Plan. Therefore, as of December 31, 2007, there were no benefits payable to them upon termination or change in control.

DIRECTOR COMPENSATION

Board of Directors Compensation

The following table sets forth the annual compensation of Captaris’s non-employee directors for 2007, which consisted of annual cash retainers, including amounts associated with serving as Chairman of the Board and chair and member of Board committees, and equity awards in the form of deferred stock units and stock options. Employee directors do not receive any separate compensation for their service on the Board.

Director Compensation for Fiscal Year 2007

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($) (9) (10)	Option Awards ($) (9) (10)	Total ($)
Bruce L. Crockett (1)	$59,625	(8)	$44,905	$15,371	$119,901
Robert F. Gilb (2)	49,500		25,030	15,371	89,901
Robert L. Lovely (3)	49,500		25,030	15,371	89,901
Daniel R. Lyle (4)	62,500		25,030	15,371	102,901
Thomas M. Murnane (5)	55,000		25,030	15,371	95,401
Mark E. Siefertson (6)	37,000		25,030	15,371	77,401
Patrick J. Swanick (7)	55,500		25,030	15,371	95,901

(1)	Chairman of the Board, member of Audit Committee.

(2)	Member of Audit and Compensation Committees.

(3)	Member of Audit and Compensation Committees.

(4)	Chair of Audit Committee, member of Governance Committee.

(5)	Chair of Governance Committee, member of Compensation Committee.

(6)	Member of Governance Committee.

(7)	Chair of Compensation Committee, member of Governance Committee.

(8)	This amount does not include $19,875 deferred into deferred stock units by Bruce L. Crockett under the Deferred Compensation Plan for Non-Employee Directors. These deferrals resulted in 3,460 deferred stock units for Mr. Crockett. These deferred stock units are reflected in the “Stock Awards” column.

(9)	The amounts in these columns reflect the dollar amount recognized for financial statement reporting purposes in 2007, determined in accordance with FAS 123R. See Note 10 of Notes to Consolidated Financial Statements set forth in our Annual Report on Form 10-K for fiscal year 2007 for the assumptions used in determining the value of such awards.

(10)	In 2007, each non-employee director received a stock option award with a grant date fair value of $20,000 and a deferred stock unit award with a grant date fair value of $25,000. In addition, the grant date fair value of the deferred stock units from elective deferral of fees by Bruce L. Crockett was $19,875.

Non-employee Director Compensation Program

Cash Compensation. Each non-employee director receives a basic annual cash retainer of $36,000, payable in quarterly installments, and is reimbursed for all reasonable expenses incurred in attending meetings of the Board of Directors and committees. Non-employee directors also received the following additional annual cash retainers for service as Chairman of the Board and chair of a committee, and for committee membership, which amounts are also paid in quarterly installments.

Chairman of the Board and Committee Chairs	Amount ($)
Chairman of the Board	$47,000
Audit Committee.	$18,000
Compensation Committee	$14,000
Governance Committee	$13,000

Committee Membership
Audit Committee	$10,000
Compensation Committee	$7,000
Governance Committee	$4,000

In March 2008, the Board of Directors decided to evaluate strategic alternatives to further enhance shareholder value. To oversee and expedite this process, the Board of Directors established a Special Committee comprised of the following independent, non-employee directors: Bruce L. Crockett (Chairman), Daniel R. Lyle, Thomas M. Murnane, and Patrick J. Swanick. The members of the Special Committee receive the following one-time retainer and per meeting fees, and are subject to the following maximum amount of compensation over the life of the committee (including the one-time retainer and per meeting fees).

Member	One-Time Retainer	Per Meeting Fee	Maximum Amount of Compensation
Chairman	$25,000	$1,250	$50,000
All other members of Special Committee	$20,000	$1,000	$40,000

Equity Compensation. All non-employee directors receive automatic deferred stock unit awards and stock option grants under our Non-employee Director Equity Grant Program (the “Non-employee Director Program”), which is administered under the terms of our 2006 Equity Incentive Plan.

Deferred Stock Unit Awards. All non-employee directors receive automatic deferred stock unit awards upon initial election or appointment to the Board of Directors and annually thereafter on the date of the annual meeting of shareholders. The number of deferred stock units is determined by dividing $25,000 by the fair market value of Captaris stock on the date of grant. For this purpose, fair market value for a single trading day is the average of the high and low sale prices for Captaris common stock. The annual grant is not available to a non-employee director who received an initial grant within six months prior to the date of the next annual grant. The deferred stock unit awards are automatically deferred under our Deferred Compensation Plan for Non-Employee Directors, and vest in full one year after the date of grant. The awards also become fully vested if certain company transactions occur, such as a merger or sale of assets, but continue to be subject to the terms and conditions of the Deferred Compensation Plan for Non-Employee Directors. Each non-employee director received an award of 5,000 deferred stock units on June 7, 2007, the date of our 2007 annual meeting of shareholders.

Stock Option Awards. All non-employee directors receive automatic stock option grants upon initial election or appointment to the Board of Directors and annually thereafter on the date of the annual meeting of shareholders. Each stock option is for the purchase of shares of common stock with a FAS 123R fair value of $20,000 on the date of grant. The annual grant is not available to a non-employee director who received an initial grant within six months prior to the date of the next annual grant. The options have an exercise price equal to the fair market value of Captaris common stock on the date of grant, vest in full one year after the date of grant and expire ten years from the date of grant or, if earlier, 12 months after the director’s termination of service with Captaris, death or total disability. The options also become fully vested in the event of certain company transactions, such as a merger or sale of assets.

Each non-employee director received a stock option to purchase 8,760 shares on June 7, 2007, the date of our 2007 annual meeting of shareholders. The following table shows the aggregate number of outstanding option awards and deferred stock units, both vested and unvested, held by each non-employee director at 2007 fiscal year end.

Name	Outstanding Option Awards (#)	Outstanding Deferred Stock Units (#)
Bruce L. Crockett	87,074	15,856	(1)
Robert F. Gilb	110,574	15,258	(1)
Robert L. Lovely	99,074	10,794
Daniel R. Lyle	42,277	10,794
Thomas M. Murnane	71,074	10,794
Mark E. Siefertson	39,082	10,794
Patrick J. Swanick	63,074	10,794

(1)	Includes deferred stock units from cash deferrals.

Elective Deferral of Cash Compensation. Non-employee directors may elect to defer from 25% to 100% of their cash compensation for service on the Board of Directors or any committee of the Board into unfunded deferred stock unit accounts under our Deferred Compensation Plan for Non-Employee Directors. Cash compensation deferred will be credited to the non-employee director’s account as of the date on which it would have been paid had it not been deferred and will be deemed to be invested in shares of our common stock at the closing price of our common stock on the date such amounts are credited to the non-employee director’s account. Non-employee directors are fully vested in the portion of their accounts attributable to elective deferrals of cash compensation.

Distributions Under Deferred Compensation Plan for Non-Employee Directors. In general, a non-employee director’s account balance will be distributed in a lump sum after his or her separation from service and will be distributed in whole shares of our common stock (with cash for any fractional share).

Non-employee Director Stock Ownership Guidelines. In January 2006, the Board of Directors adopted stock ownership guidelines for its non-employee directors under which non-employee directors are required to accumulate over a period of five years from the later of adoption of the guidelines or initial election or nomination to the Board, shares of Captaris common stock equal in value to at least four times the value of the non-employee director’s basic annual cash retainer. Shares that count toward these guidelines include:

•	shares of Captaris common stock purchased from us or on the open market;

•	common stock obtained and held through stock option exercises;

•	restricted stock and restricted stock units;

•	deferred stock units; and

•	stock beneficially owned by a spouse and/or minor children or held in family trusts.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal 2007, each of Messrs. Crockett, Gilb, Lovely, Murnane and Swanick served as a member of the Compensation Committee. None of these Compensation Committee members has served as an officer or employee of Captaris. During 2007, none of our executive officers served as a member of the board of directors or compensation committee of any entity that had an executive officer serving as a member of our Board of Directors or Compensation Committee.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table summarizes certain information regarding the beneficial ownership of our common stock as of April 14, 2008 (or such earlier date as indicated in the tables’ footnotes) for:

•	our Chief Executive Officer;

•	each of our other named executive officers in the Summary Compensation Table in Item 11 above;

•	each of our directors;

•	our directors and executive officers as a group; and

•	each person or group that we know of who owns more than 5% of our common stock.

Beneficial ownership is determined in accordance with SEC rules and includes shares over which the indicated beneficial owner exercises sole or shared voting and/or investment power. As a consequence, several persons may be deemed to be the “beneficial owners” of the same shares. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of April 14, 2008 are deemed outstanding for computing the percentage ownership of the person holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise indicated in the footnotes below, we believe the beneficial owners of the common stock listed below, based on information furnished by them, have sole voting and investment power with respect to the shares listed opposite their names.

Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership	Percent of Class (2)
Executive Officers and Directors:
David P. Anastasi (3)	1,337,723	4.82%
Bruce L. Crockett (4)	104,288	*
Robert F. Gilb (5)	145,832	*
Robert L. Lovely (6)	166,768	*
Daniel R. Lyle (7)	71,071	*
Thomas M. Murnane (8)	99,368	*
Peter Papano (9)	434,350	1.61%
Douglas F. Anderson (10)	59,166	*
Paul M. Yantus (11)	30,000	*
Mark E. Siefertson (12)	49,876	*
Patrick J. Swanick (13)	83,868	*
All directors and current executive officers as a group (11 persons) (14)	2,582,310	8.96%
Other Principal Shareholders:
Dimensional Fund Advisors LP (15) 1299 Ocean Avenue Santa Monica , CA 90401	1,915,042	7.24%
Emancipation Capital, LP (16) 1120 Avenue of the Americas, Suite 1504 New York, NY 10036	1,752,541	6.62%
Ramius Capital Group, L.L.C. (17) 666 Third Avenue, 26th Floor New York, NY 10017	2,675,301	10.11%
Renaissance Technologies LLC (18) 800 Third Avenue New York, NY 10022	2,064,200	7.80%
Vector Capital Partners III, L.L.C. (19) 456 Montgomery Street, 19th Floor San Francisco, CA 94104	2,689,960	10.16%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the shareholders named in the table above is Captaris, Inc., 301 – 116th Ave SE, Suite 400, Bellevue, WA 98004.

(2)	Based on 26,466,844 outstanding shares as of April 14, 2008.

(3)	Includes 1,315,173 shares issuable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of April 14, 2008. Also includes an aggregate of 12,000 shares held by Mr. Anastasi’s three minor children. Each child holds 4,000 shares. Also includes 5,650 shares held by the Anastasi Family Trust, of which Mr. Anastasi serves as trustee. Also includes 4,900 shares held by Credit Suisse as custodian for the David P. Anastasi IRA.

(4)	Consists of 87,074 shares issuable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of April 14, 2008 5,794 vested deferred stock units, 5,000 deferred stock units that will vest within 60 days of April 14, 2008 and 6,420 vested deferred stock units from cash deferrals.

(5)	Includes 110,574 shares issuable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of April 14, 2008 5,794 vested deferred stock units, 5,000 deferred stock units that will vest within 60 days of April 14, 2008 and 4,464 vested deferred stock units from cash deferrals.

(6)	Includes 99,074 shares issuable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of April 14, 2008, 5,794 vested deferred stock units and 5,000 deferred stock units that will vest within 60 days of April 14, 2008.

(7)	Includes 42,277 shares issuable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of April 14, 2008, 5,794 vested deferred stock units and 5,000 deferred stock units that will vest within 60 days of April 14, 2008.

(8)	Includes 71,074 shares issuable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of April 14, 2008, 5,794 vested deferred stock units and 5,000 deferred stock units that will vest within 60 days of April 14, 2008. Also includes 17,500 shares held by Merrill Lynch as custodian for the Thomas Murnane IRA.

(9)	Consists of 431,850 shares issuable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of April 14, 2008 and 2,500 vested restricted stock units.

(10)	Consists of 54,166 shares issuable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of April 14, 2008.

(11)	Consists of 30,000 shares issuable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of April 14, 2008.

(12)	Consists of 39,082 shares issuable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of April 14, 2008, 5,794 vested deferred stock units and 5,000 deferred stock units that will vest within 60 days of April 14, 2008.

(13)	Includes 63,074 shares issuable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of April 14, 2008, 5,794 vested deferred stock units and 5,000 deferred stock units that will vest within 60 days of April 14, 2008.

(14)	Includes 2,343,418 shares issuable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of April 14, 2008, 2,500 vested restricted stock units, 40,558 vested deferred stock units, 35,000 deferred stock units that will vest within 60 days of April 14, 2008, and 10,884 vested deferred stock units from cash deferrals.

(15)	The information presented in the table above and in this footnote is based solely on a Schedule 13G/A filed on February 6, 2008 by Dimensional Fund Advisors LP (“Dimensional”). Dimensional is an investment advisor registered under Section 203 of the Investment Advisers Act of 1940 (the “1940 Act”), furnishes investment advice to four investment companies registered under the 1940 Act, and serves as investment manager to certain other commingled group trusts and separate accounts (these investment companies, trusts and accounts are the “Funds”). In its role as investment advisor or manager, Dimensional possesses investment and/or voting power over the shares reported above that are owned by the Funds, and may be deemed to be the beneficial owner of the shares reported above that are held by the Funds. However, all shares reported above are owned by the Funds, and Dimensional disclaims beneficial ownership of such shares.

(16)	The information presented in the table above and in this footnote is based solely on a Schedule 13D/A filed on March 27, 2008 by Emancipation Capital, LP, Emancipation Capital, LLC, Emancipation Capital Master, Ltd. and Charles Frumberg (“Frumberg”). Each of Emancipation Capital, LP, Emancipation Capital, LLC, Emancipation Capital Master Ltd. and Frumberg have shared voting and investment power with respect to the shares reported above. Emancipation Capital, LLC acts as the general partner of Emancipation Capital, LP and has voting and investment power over the shares held by Emancipation Capital, LP. Emancipation Management LLC acts as the investment manager of Emancipation Capital Master, Ltd. Frumberg is the managing member of Emancipation Capital, LLC and Emancipation Management LLC.

(17)	The information presented in the table above is based solely on a Form 3 (the “Form 3”) filed on January 8, 2008, and the information in this footnote is based solely on the Form 3 and a Schedule 13D filed on November 2, 2007, by Ramius Capital Group, L.L.C. (“Ramius”), Parche, LLC (“Parche”), Starboard Value and Opportunity Master Fund Ltd. (“Starboard”), RCG Enterprise, Ltd. (“RCG Enterprise”), RCG Starboard Advisors, LLC (“RCG Starboard”), C4S & Co., L.L.C. (“C4S”), Peter A. Cohen (“Cohen”), Morgan B. Stark (“Stark”), Jeffrey M. Solomon (“Solomon”) and Thomas W. Strauss (“Strauss”). Parche owns 428,049 shares directly and has sole voting and investment power with respect to such shares, and Starboard owns 2,247,252 shares directly and has sole voting and investment power with respect to such shares. RCG Enterprise, as the sole non-managing member of Parche and owner of all economic interests therein, may be deemed to beneficially own the shares beneficially owned by Parche and has sole voting and investment power with respect to such shares. Each of (i) RCG Starboard, as managing manager of Parche and investment manager of Starboard, (ii) Ramius, as sole member of RCG Starboard, and (iii) C4S, as managing member of Ramius, may be deemed to beneficially own the shares owned by Parche and Starboard and have sole voting and investment power with respect to such shares. Each of Cohen, Stark, Solomon and Strauss, as the managing members of C4S, may be deemed to beneficially own the shares owned by Parche and Starboard and have shared voting and investment power with respect to such shares. Each of Cohen, Stark, Solomon, Strauss, RCG Starboard, Ramius and C4S disclaims beneficial ownership of the shares owned by Parche and Starboard, and RCG Enterprise disclaims beneficial ownership of the shares owned by Parche, except to the extent of their pecuniary interest therein. The address set forth in the table above is that for Parche, Ramius, RCG Starboard, C4S, Cohen, Stark, Solomon and Strauss, while the address for Starboard and RCG Enterprise is c/o Citco Fund Services (Cayman Islands) Limited, Corporate Center, West Bay Road, Grand Cayman, Cayman Islands, British West Indies.

(18)	The information presented in the table above and in this footnote is based solely on a Schedule 13G filed on February 13, 2008 by Renaissance Technologies LLC (“Renaissance”) and James H. Simons (“Simons”). Renaissance has sole voting power with respect to 2,030,574 shares and sole investment power with respect to 2,064,200 shares. Simons has sole voting and investment power with respect to the shares beneficially owned by Renaissance because of Simons’ position as control person of Renaissance. Certain funds and accounts managed by Renaissance have the right to receive dividends and proceeds from the sale of the shares reported above, and RIEF Trading LLC holds of record more than 5% of such shares.

(19)	The information presented in the table above and in this footnote is based solely on a Schedule 13D/A filed on March 31, 2008 by Vector Capital III, L.P. (“Vector Capital”), Vector Entrepreneur Fund III, L.P. (“Vector Entrepreneur”), Vector Capital Partners III, L.L.C. (“Vector Capital Partners”) and Alexander R. Slusky (“Slusky”). Vector Capital has shared voting and investment power with respect to 2,582,361 shares, Vector Entrepreneur has shared voting and investment power with respect to 107,599 shares, and each of Vector Capital Partners and Slusky has shared voting and investment power with respect to 2,689,960 shares. Mr. Slusky is the managing member of Vector Capital Partners, which is the sole general partner of each of Vector Capital and Vector Entrepreneur.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information regarding our common stock that may be issued upon the exercise of options, warrants and other rights granted to employees, consultants or directors under all of our existing equity compensation plans, as of December 31, 2007.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,445,922	(1)	$5.08	(2)	1,949,450	(3)(4)
Equity compensation plans not approved by security holders	2,121,321	(5)	5.15		—
Total	5,567,243		5.11		1,949,450

(1)	Includes 85,084 deferred stock units issued to our non-employee directors under our Non-employee Director Equity Grant Program, and 110,000 restricted stock units.

(2)	Calculation excludes shares subject to deferred stock units and restricted stock units.

(3)	Represents shares available for grant under the 2006 Equity Incentive Plan, under which, in addition to options and stock appreciation rights, Captaris may grant other awards, including stock awards, restricted stock, units denominated in common stock and other stock-based awards. The type of awards and the number of shares of common stock subject to the awards granted under the 2006 Equity Incentive Plan is in the discretion of the Compensation Committee of the Board of Directors, as administrator of the plan.

(4)	Non-employee directors receive automatic deferred stock unit awards and stock option grants under our Non-employee Director Equity Grant Program, which is administered under the terms of our 2006 Equity Incentive Plan. Please refer to the section entitled “Director Compensation” above for a description of this program.

(5)	Represents shares that would be issued upon exercise of options granted under the 2000 Non-Officer Employee Stock Compensation Plan and upon exercise of the non-plan option granted to David P. Anastasi, the terms of which are described below.

Summary of Equity Compensation Plans Not Approved by Shareholders

2000 Non-Officer Employee Stock Compensation Plan

In connection with the adoption our 2006 Equity Incentive Plan, the Board of Directors determined that the 2000 Non-Officer Employee Stock Compensation Plan (the “2000 Plan”) will not be used for future grants, effective June 8, 2006. As a result, no further awards will be issued under the 2000 Plan, and the 2000 Plan will terminate when all stock options outstanding under the 2000 Plan have been exercised or have terminated, expired or been cancelled according to their terms.

Types of Awards

The only awards under the 2000 Plan have been awards of nonqualified stock options to Captaris employees who are not officers or directors of Captaris.

Corporate Transactions

In the event of a “Corporate Transaction,” unless otherwise provided in the instrument evidencing the option or in an employment or services agreement between a participant and Captaris, each outstanding stock option will be assumed or an equivalent option or right substituted by the successor corporation. If the successor corporation refuses to assume or substitute for an outstanding stock option, then each outstanding stock option will become fully vested and exercisable with respect to 100% of the unvested portion of the stock option. All stock options will terminate and cease to remain outstanding immediately following a Corporate Transaction, except to the extent such stock options are assumed by the successor corporation. Also, in the event of a Corporate Transaction, all shares subject to outstanding stock awards will immediately vest and the forfeiture provisions to which the stock awards are subject will lapse, if and to the same extent that the vesting of outstanding stock options accelerates in connection with a Corporate Transaction. For purposes of the 2000 Plan, a Corporate Transaction means (a) the consummation of any merger or consolidation of Captaris with or into another corporation or (b) the consummation of any sale, lease, exchange or transfer (other than a transfer of Captaris’s assets to a majority-owned subsidiary of Captaris) in one transaction or a series of related transactions of all or substantially all of Captaris’s outstanding securities or assets.

Nonassignability

During a participant’s lifetime, awards granted under the 2000 Plan may be exercised only by the participant. Awards may not be assigned, pledged or transferred by a participant other than by will or by the applicable laws of descent and distribution. The plan administrator may, however, to the extent permitted by Section 422 of the Internal Revenue Code of 1986, as amended, permit assignment, transfer and exercise and may permit a participant to designate a beneficiary who may exercise the award after the participant’s death.

Non-Plan Grant to David P. Anastasi

On November 15, 2000, Captaris granted David P. Anastasi, President, Chief Executive Officer and director of Captaris, a nonqualified stock option grant outside any of Captaris’s equity incentive plans (the “Non-Plan Grant”). This Non-Plan Grant was an inducement to Mr. Anastasi’s employment. The Non-Plan Grant was for the purchase of 750,000 shares of common stock and vested at a rate of 25% on the first anniversary of the grant date and 2.0833% each month thereafter, such that it was fully vested on November 15, 2004. The exercise price of the Non-Plan Grant is $5.94 per share, equal to 100% of the fair market value of Captaris common stock on the date of grant. Except as expressly provided in the option agreement relating to the Non-Plan Grant, the Non-Plan Grant is subject to the terms and conditions of the 1989 Restated Stock Option Plan (the “1989 Plan”) prior to its amendment and renaming as the 2006 Equity Incentive Plan. The term of the Non-Plan Grant is ten years from the date of grant unless sooner terminated.

In the event of a change in control as a result of which Captaris’s shareholders receive capital stock of another corporation in exchange for their shares of Captaris common stock, the Non-Plan Grant may be converted into an option to purchase shares of the surviving corporation.

As amended on March 11, 2005, the Non-Plan Grant provides that if Mr. Anastasi’s employment or service relationship with Captaris is terminated prior to the expiration of the Non-Plan Grant, the continued exercisability of the Non-Plan Grant will be as follows:

•

if Mr. Anastasi’s employment or service relationship terminates for any reason other than for cause (as such term is defined in the 1989 Plan), he may exercise that portion of the Non-Plan Grant that is exercisable at the time of termination for a period of 12 months after the date of termination;

•

if Mr. Anastasi is terminated by Captaris for cause, the Non-Plan Grant will automatically terminate and Mr. Anastasi will have no further right to purchase any shares pursuant to the Non-Plan Grant; and

•

if Mr. Anastasi dies while he has an employment or service relationship with Captaris or within the 12-month period following termination, the Non-Plan Grant may be exercised within one year after the date of death, to the extent Mr. Anastasi would have been entitled to exercise the Non-Plan Grant.

Payment of the exercise price for the Non-Plan Grant may be made by any of the following means: (a) cash, (b) personal, bank-certified or cashier’s check, (c) tendering shares of Captaris common stock already owned for at least six months that on the day prior to the exercise date have a fair market value equal to the aggregate exercise price of the shares being purchased, or (d) delivery of a properly executed notice, together with irrevocable instructions to a broker to promptly deliver to Captaris the amount of sale proceeds necessary to pay the exercise price.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Review, Approval or Ratification of Transactions with Related Persons

The Board of Directors has adopted a written policy for the review and approval or ratification of related person transactions. Under the policy, our directors and executive officers are expected to disclose to our Chief Legal Officer the material facts of any transaction that could be considered a related person transaction promptly upon gaining knowledge of the transaction. A related person transaction is generally defined as any transaction required to be disclosed under Item 404(a) of Regulation S-K, the SEC’s related person transaction disclosure rule.

Any transaction reported to the Chief Legal Officer is reviewed according to the following procedures:

•

If the Chief Legal Officer determines that disclosure of the transaction is not required under the SEC’s related person transaction disclosure rule, the transaction will be deemed approved and will be reported to the Audit Committee.

•

If disclosure is required, the Chief Legal Officer will submit the transaction to the Chair of the Audit Committee, who will review and, if authorized, will determine whether to approve or ratify the transaction. The Chair is authorized to approve or ratify any related person transaction involving an aggregate amount of less than $250,000 or when it would be impracticable to wait for the next Audit Committee meeting to review the transaction.

•	If the transaction is outside the Chair’s authority, the Chair will submit the transaction to the Audit Committee for review and approval or ratification.

When determining whether to approve or ratify a related person transaction, the Chair of the Audit Committee or the Audit Committee, as applicable, will review relevant facts regarding the related person transaction, including:

•	The extent of the related person’s interest in the transaction;

•	Whether the terms are comparable to those generally available in arm’s-length transactions; and

•	Whether the related person transaction is consistent with the best interests of Captaris.

If any related person transaction is not approved or ratified, the Audit Committee may take such action as it may deem necessary or desirable in the best interests of Captaris and its shareholders.

Transactions with Related Persons

There were no related person transactions required to be disclosed pursuant to Item 404(a) of Regulation S-K since January 1, 2007, and there are not any currently proposed related person transactions.

Director Independence

The Board of Directors has reviewed the relationships between Captaris and each of its directors and has determined that all of the directors, other than Mr. Anastasi, Captaris’s President and Chief Executive Officer, are independent under Rule 4200 of the Nasdaq Marketplace Rules. In addition, all of the directors currently serving on the Audit Committee, the Compensation Committee and the Governance Committee are independent under Nasdaq listing standards.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Auditor Fees

The aggregate fees billed for professional services rendered by Moss Adams LLP for fiscal years 2007 and 2006 are as follows:

	2007	2006
Audit Fees (1)	$503,179	$495,28
Audit-Related Fees (2)	—	1,858
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$503,179	$497,143

(1)	Audit services billed in 2007 and 2006 consisted of audit of annual financial statements, review of quarterly financial statements, statutory audits, internal control audits required under the Sarbanes-Oxley Act of 2002, consents and other services related to filings with the SEC.

(2)	Audit-related fees billed in 2007 and 2006 consisted of consultation on regulatory and accounting matters.

Audit Committee Pre-Approval Policy

The Audit Committee has adopted a policy for the pre-approval of all audit and non-audit services provided by our independent registered public accounting firm. The policy is designed to ensure that the provision of these services does not impair the independent registered public accounting firm’s independence. Under the policy, any services provided by the independent registered public accounting firm, including audit, audit-related, tax and other services, must be specifically pre-approved by the Audit Committee.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated are required to report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

For 2007, all audit and permissible non-audit services provided by our independent registered public accounting firm were pre-approved.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	List of documents filed as part of this report

(3) Exhibit Index

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger, dated April 25, 2007, by and among Captaris, Inc., Merlot Acquisition Corporation and Castelle (Previously filed with, and incorporated by reference to, Exhibit 2.1 to our Current Report on Form 8-K, filed on April 30, 2007; File No. 0-25186).

2.2	Purchase and Sale Agreement, dated December 20, 2007, by and among Océ Deutschland Holding GmbH & Co. KG, Captaris Verwaltungs GmbH and Captaris, Inc. (Previously filed with, and incorporated by reference to, Exhibit 2.1 to our Current Report on Form 8-K, filed on December 28, 2007; File No. 0-25186).

3.1	Restated Articles of Incorporation of Captaris, Inc. (Previously filed with, and incorporated by reference to, Exhibit 3.1 to our Registration Statement on Form S-1; File No. 333-85452).

3.2	Designation of Rights and Preferences of Series A Participating Cumulative Preferred Stock (Previously filed with, and incorporated by reference to, Exhibit 3.2 to our 2001 Annual Report on Form 10-K; File No. 0-25186).

3.3	Amended and Restated Bylaws of Captaris, Inc. (Previously filed with, and incorporated by reference to, Exhibit 3(ii) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007; File No. 0-25186).

4.1	Rights Agreement, dated as of January 24, 2001, between Captaris, Inc. and Mellon Investor Services, LLC (Previously filed with, and incorporated by reference to, Exhibit 4.1 to our Registration Statement on Form 8-A, filed on February 2, 2001; File No. 0-25186).

10.1*	1994 Non-Employee Directors Stock Option Plan (Previously filed with, and incorporated by reference to, Exhibit 10.1 to our Registration Statement on Form S-8; File No. 33-92438).

10.2*	Captaris, Inc. 2006 Equity Incentive Plan (Previously filed with, and incorporated by reference to, Appendix A to our 2006 Definitive Proxy Statement on Schedule 14A, filed on April 14, 2006; File No. 0-25186).

10.3*	Form of Stock Option Grant Notice for Executive Officers and Directors under the 2006 Stock Option Plan (Previously filed with, and incorporated by reference to, Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006; File No. 0-25186).

10.4*	Form of Amendment of Option Agreement (Previously filed with, and incorporated by reference to, Exhibit 10.1 to our Current Report on Form 8-K filed on September 8, 2005; File No. 0-25186).

10.5*	Nonqualified Stock Option Letter Agreement dated October 22, 1997, between Captaris, Inc. and Max Anhoury (Previously filed with, and incorporated by reference to, Exhibit 10.12 to our Registration Statement on Form S-8; File No. 333-42279).

10.6*	Nonqualified Stock Option Letter Agreement dated October 22, 1997, between Captaris, Inc. and Lloyd Johnson (Previously filed with, and incorporated by reference to, Exhibit 10.13 to our Registration Statement on Form S-8; File No. 333-42279).

10.7*	Change in Control Agreement dated March 15, 2005, between Captaris, Inc. and David Anastasi (Previously filed with, and incorporated by reference to, Exhibit 10.5 to our 2004 Annual Report on Form 10-K; File No. 0-25186).

10.8*	Amended Change in Control Agreement between Captaris, Inc. and David Anastasi (Previously filed with, and incorporated by reference to, Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007; File No. 0-25186).

10.9*	Change in Control Agreement dated March 15, 2005, between Captaris, Inc. and Peter Papano (Previously filed with, and incorporated by reference to, Exhibit 10.7 to our 2004 Annual Report on Form 10-K; File No. 0-25186).

10.10*	Amended Change in Control Agreement between Captaris, Inc. and Peter Papano (Previously filed with, and incorporated by reference to, Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007; File No. 0-25186).

10.11*	Captaris, Inc. Deferred Compensation Plan for Non-Employee Directors (Previously filed with, and incorporated by reference to, Exhibit 10.3 to our Current Report on Form 8-K, filed on June 9, 2006; File No. 0-25186).

10.12*	Captaris, Inc. Form of Restricted Stock Unit Award Notice 2006 Equity Incentive Plan (Previously filed with, and incorporated by reference to, Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007; File No. 0-25186).

Exhibit No.	Exhibit Description

10.13*	Terms of Equity Grant Program for Non-Employee Directors under the Captaris, Inc. 2006 Equity Incentive Plan (Previously filed with, and incorporated by reference to, Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007; File No. 0-25186).

10.14*	Captaris, Inc. 2007 Incentive Plan (Previously filed with, and incorporated by reference to, Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007; File No. 0-25186).

10.15*	Captaris, Inc. Summary of Nonemployee Director Compensation (Previously filed with, and incorporated by reference to, Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007; File No. 0-25186).

10.16*	Captaris, Inc. Executive Severance Pay Plan (Previously filed with, and incorporated by reference to, Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007; File No. 0-25186).

10.17	Lease Agreement, dated August 15, 2002, between BTC Seattle LLC and Captaris, Inc. (Previously filed with, and incorporated by reference to, Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002; File No. 0-25186).

10.18	Office Space Lease between M & M Real Estate Strategies, LLC and Captaris, Inc., entered into by Captaris, Inc. on September 12, 2007 (Previously filed with, and incorporated by reference to, Exhibit 10.1 to our Current Report on Form 8-K, filed on September 18, 2007; File No. 0-25186).

10.19	Credit Agreement, dated January 2, 2008, among Captaris, Inc., as borrower, Wells Fargo Foothill, LLC, as arranger, administrative agent, swing lender, and letter of credit issuer, and the other lenders party thereto (Previously filed with, and incorporated by reference to, Exhibit 10.1 to our Current Report on Form 8-K, filed on January 8, 2008; File No. 0-25186).

21.1#	Significant Subsidiaries of Captaris, Inc.

23.1#	Consent of Moss Adams LLP.

31.1+	Rule 13a-14(a) Certification (Chief Executive Officer).

31.2+	Rule 13a-14(a) Certification (Chief Financial Officer).

32.1#	Section 1350 Certification (Chief Executive Officer).

32.2#	Section 1350 Certification (Chief Financial Officer).

*	Management contract or compensatory plan or arrangement.

+	Filed herewith.

#	Previously filed with our Annual Report on Form 10-K, filed on March 17, 2008, File No. 0-25186.

(b)	Exhibits

The Exhibits required by this item are listed under Item 15 (a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of April 2008.

CAPTARIS, INC.

By:	/s/ DAVID P. ANASTASI
David P. Anastasi President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated below on the 29th day of April 2008.

Signature	Title

/S/ DAVID P. ANASTASI David P. Anastasi	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ PETER PAPANO Peter Papano	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/S/ BRUCE L. CROCKETT Bruce L. Crockett	Chairman of the Board

/S/ ROBERT F. GILB Robert F. Gilb	Director

/S/ ROBERT L. LOVELY Robert L. Lovely	Director

/S/ DANIEL R. LYLE Daniel R. Lyle	Director

/S/ THOMAS M. MURNANE Thomas M. Murnane	Director

/S/ MARK E. SIEFERTSON Mark E. Siefertson	Director

/S/ PATRICK J. SWANICK Patrick J. Swanick	Director