Form 10-Q
period 2008-03-31
CAPTARIS INC
filed 2008-05-09
CIK 931784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 0-25186

CAPTARIS, INC.

(Name of Registrant as Specified in Its Charter)

Washington	91-1190085
(State of Incorporation)	(I.R.S. Employer Identification Number)

301 116th Ave SE, Suite 400 Bellevue, WA	98004
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (425) 455-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock as of April 30, 2008 was 26,466,844.

CAPTARIS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2008

CAPTARIS, INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “target,” or the negative of these terms or other terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors that may cause our actual results to differ materially from any forward-looking statements. Factors that could affect Captaris’s actual results include, without limitation:

•	Quarterly and seasonal fluctuations in operating results, which may negatively impact the trading price of our common stock.

•	Our inability to compete successfully against current and future competitors.

•	Our inability to meet technology and customer demands in a rapidly changing industry.

•	Our inability to integrate recent and future acquisitions, including acquired technologies, products, personnel or operations.

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

•	Our inability to affect and forestall potential declines in the average sales prices of our products which could cause our overall gross margins to decline.

•	Our inability to protect our proprietary rights or to operate without infringing the patents and proprietary rights of others.

•	Ongoing litigation matters and disputes, including litigation related to the Telephone Consumer Protection Act (as further described under “Legal Proceedings” in this report).

•	Our inability to protect against security breaches and exposure of confidential data, which if breached could subject us to litigation, liability and decreased market acceptance of our products.

•	Our inability to attract and retain qualified employees.

•	Adverse economic conditions, which may cause declines in customers’ investments in our products.

•	Our inability to comply with the financial restrictions and other covenants in our credit facility, which could adversely impact our financial condition and liquidity.

•

Our evaluation of strategic alternatives may not result in a definitive transaction or enhance shareholder value, and may create a distraction for our management and uncertainty that may adversely affect our operating results and business.

More information about factors that potentially could affect Captaris’s financial results is included under Item 1A “Risk Factors” in our most recent Annual Report on Form 10-K filed by us with the Securities and Exchange Commission (“SEC”), and in Part II, Item 1A of this Quarterly Report on Form 10-Q. Readers are cautioned not to place undue reliance upon these forward-looking statements that speak only as to the date of this report. Except as required by law, Captaris undertakes no obligation to update any forward-looking or other statements in this report whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CAPTARIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$39,851	$46,182
Restricted cash	—	1,000
Accounts receivable, net	21,647	19,348
Inventories	2,568	1,681
Prepaid expenses and other current assets	2,252	4,564
Income tax receivable and current deferred tax assets, net	3,263	3,527

Total current assets	69,581	76,302
Other long-term assets	1,122	847
Equipment and leasehold improvements, net	10,220	7,735
Intangible assets, net	31,851	11,748
Goodwill	57,181	37,522
Long-term deferred tax assets, net	2,199	5,344

Total assets	$172,154	$139,498

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,589	$8,621
Accrued compensation and benefits	6,114	5,528
Other accrued liabilities	3,708	1,706
Income taxes payable	49	327
Deferred revenue	25,791	22,747

Total current liabilities	49,251	38,929
Other long-term accrued liabilities	654	696
Long-term deferred revenue	5,716	5,962
Pension and other long-term employee benefit obligations	19,513	—
Bank loan	9,675	—

Total liabilities	84,809	45,587

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 2,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 120,000 shares authorized; 26,393 and 26,378 issued and outstanding, respectively	264	264
Additional paid-in capital	41,442	40,971
Retained earnings	43,314	49,961
Accumulated other comprehensive income	2,325	2,715

Total shareholders’ equity	87,345	93,911

Total liabilities and shareholders’ equity	$172,154	$139,498

See the accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Quarter Ended March 31,
	2008	2007
Net revenue	$27,919	$20,513
Cost of revenue	9,753	6,258

Gross profit	18,166	14,255
Operating expenses:
Research and development	6,351	3,186
Selling and marketing	12,222	8,278
General and administrative	6,461	4,716
Amortization of intangible assets	664	141
In-process research and development	1,224	—
Gain on sale of discontinued product line CallXpress	—	(1,000)

Total operating expenses	26,922	15,321

Operating loss	(8,756)	(1,066)

Other income (expense):
Interest income	271	575
Interest expense	(440)	—
Other income (expense), net	474	144

Other income	305	719

Loss from continuing operations before income tax expense	(8,451)	(347)
Income tax benefit	(1,805)	(84)

Loss from continuing operations	(6,646)	(263)

Discontinued operations:
Loss on sale of MediaTel assets, net of income tax benefit	(1)	(2)

Loss from discontinued operations	(1)	(2)

Net loss	$(6,647)	$(265)

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.25)	$(0.01)
Loss from discontinued operations	(0.00)	(0.00)

Basic and diluted net loss	$(0.25)	$(0.01)

Weighted average shares used in computation of basic and diluted net loss per share	26,406	27,476

See the accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Quarter Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(6,647)	$(265)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	936	726
Amortization	1,744	622
Stock-based compensation expense	396	195
Gain on foreign currency revaluation	(525)	(63)
Pension and long-term employee benefit expense	458	—
Provision for doubtful accounts	64	49
In-process research and development	1,224	—
(Gain) loss on disposition of assets	29	(46)
Deferred income tax expense	(1,717)	(426)
Changes in assets and liabilities (net of acquired assets and liabilities):
Accounts receivable	3,180	1,415
Inventories	(346)	362
Prepaid expenses and other assets	(622)	(401)
Accounts payable	2,514	(778)
Accrued compensation and benefits	(1,538)	(882)
Other accrued liabilities	857	(243)
Income taxes payable	(8)	(40)
Pension liability	(43)	—
Deferred revenue	880	1,914

Net cash provided by operating activities	836	2,139

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(2,590)	(1,149)
Purchase of investments	—	(10,171)
Purchase of CDT	(17,926)	—
Proceeds from disposals of assets	35	55
Proceeds from sales and maturities of investments	4	7,328

Net cash used in investing activities	(20,477)	(3,937)

Cash flows from financing activities:
Proceeds from bank loan	9,675	—
Proceeds from release of restricted cash	1,000	—
Proceeds from exercise of common stock options	208	1,009
Repurchase of common stock	(138)	(2,649)
Excess tax benefits from stock-based compensation	5	135

Net cash provided by (used in) financing activities	10,750	(1,505)

Net decrease in cash	(8,891)	(3,303)
Effect of exchange rate changes on cash	2,560	(3)
Cash and cash equivalents at beginning of period	46,182	10,695

Cash and cash equivalents at end of period	$39,851	$7,389

Supplemental disclosures:
Cash paid during the period for income taxes	$195	$199

CDT acquisition:
Fair value of assets acquired	$48,173	$—
Cash paid	(17,926)	—

Liabilities assumed	$30,247	$—

Software acquired with three year payment terms:
Fair value of software acquired	$—	$935
Cash paid	—	(301)

Liability assumed	$—	$634

See the accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Shareholders’ Equity	Total Comprehensive loss
Balance at December 31, 2007	26,378,044	$264	$40,971	$2,715	$49,961	$93,911	$—
Exercise of stock options	51,000	—	208	—	—	208	—
Repurchase of common stock	(36,000)	—	(138)	—	—	(138)	—
Stock-based compensation expense	—	—	396	—	—	396	—
Stock-based compensation tax benefit	—	—	5	—	—	5	—
Foreign currency translation adjustment	—	—	—	(390)	—	(390)	(390)
Net loss	—	—	—	—	(6,647)	(6,647)	(6,647)

Balance at March 31, 2008	26,393,044	$264	$41,442	$2,325	$43,314	$87,345	$(7,037)

See the accompanying notes to unaudited condensed consolidated financial statements.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of the Business and Summary of Significant Accounting Policies

The Business

Captaris, Inc., (“we”, “us”, “our”) is a corporation formed in the State of Washington in 1982. Our principal executive offices are located in Bellevue, Washington. We are a provider of computer products that automate document-centric business processes. With a comprehensive suite of software, hardware and services, we help organizations gain control over many processes that include the need to integrate documents more securely and efficiently. Our solutions also provide interoperability between documents, business applications and technology platforms.

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

Basis of Presentation and Preparation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2008, and for the quarters ended March 31, 2008 and 2007 and audited balance sheet as of December 31, 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted for interim financial information in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments and accruals, necessary for a fair presentation of our financial condition, results of operations and cash flows for the periods indicated.

Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of Captaris, Inc. and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience, current conditions and various other assumptions we believe to be reasonable under the circumstances. Our estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as identifying and assessing appropriate accrual and disclosure treatment with respect to commitments and contingencies. Actual results may differ significantly from these estimates. To the extent that there are material differences between these estimates and actual results, our presentation of our financial condition or results of operations may be affected.

Cash and Cash Equivalents

Since we acquired Captaris Document Technologies GmbH (“CDT”), and through the date of this report, the majority of our consolidated cash and cash equivalents are held by CDT in Germany. We intend to have CDT remit its excess cash to

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Captaris in repayment of the intercompany loan. However, in accordance with capital maintenance rules under German law, CDT is prohibited from using its excess cash to satisfy its intercompany obligation except for the €3.1 million of profit-sharing Captaris paid to CDT’s former owner on behalf of CDT. We are in the process of merging CDT into our wholly-owned subsidiary, Captaris Verwaltungs GmbH (“CV GmbH”), with CV GmbH being the surviving company. We expect the structure of the merger will allow CV GmbH to remit approximately €4.0 million ($6.3 million) of cash to Captaris in repayment of the intercompany loan. We expect the merger and remittance of the €4.0 million ($6.3 million) to occur late in the second quarter of 2008. See Note 7.

Inventories

Inventories consist primarily of fax boards, which we either resell or forward integrate into finished goods and components for our appliance product. We value these inventories on our consolidated balance sheets at the lower of cost or market (as determined by the first-in, first out method). Due to rapid changes in technology, it is possible that older products in inventory may become obsolete or that we may sell these products below cost. If actual market conditions are less favorable than we project, inventory write-downs may be required. When we determine that the carrying value of inventories is not recoverable, we write-down inventories to market value.

Inventories consisted of the following:

(in thousands)	March 31, 2008	December 31, 2007
Finished goods	$1,504	$1,131
Components	1,064	550

	$2,568	$1,681

Business Combinations

We include the results of operations of acquired businesses from the date of acquisition. We record net assets acquired at their fair value at the date of acquisition. We include the excess of the purchase price over the fair value of net assets acquired as goodwill in the accompanying unaudited condensed consolidated balance sheets. We have recorded the goodwill on the acquired foreign subsidiary’s balance sheet resulting in foreign currency translation differences in goodwill upon consolidation.

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

Revenue from perpetual software licenses is recognized when the software has been shipped, provided that collection for such revenue is deemed probable. Revenue from term software licenses is recognized over the term of the license, generally 12 months.

Whenever a software license, hardware, installation and post-contract customer support (“PCS”) elements are sold together, we allocate the total arrangement fee among each element based on its respective fair value, which is the price charged when that element is sold separately. The amount of revenue assigned to each element is impacted by our judgment as to whether an

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Impairment of goodwill

Our judgments regarding the existence of impairment indicators include our assessment of the impacts of legal factors; market and economic conditions; the results of our operational performance and strategic plans; competition and market share; and any potential for the sale or disposal of a significant portion of our principal operations. If we conclude that indicators of impairment exist, we then assess the fair value of goodwill. Our valuation process provides an estimate of a fair value of goodwill using a discounted cash flow model and includes many assumptions and estimates. Once the valuation is determined, we will write-down goodwill to its determined fair value, if necessary. Any write-down could have a material adverse effect on our financial condition and results of operations. We test goodwill for impairment on an annual basis in the first quarter of the year. We conducted our annual assessment during the first quarter of 2008 and determined our goodwill at March 31, 2008 was not impaired.

Impairment of intangibles

We periodically review our intangibles that are more likely than not to be sold or otherwise disposed of before the end of the asset’s previously estimated useful life to determine if there is any impairment of these assets. We assess the impairment of these assets, or the need to accelerate amortization, whenever events or changes in circumstances indicate that the asset carrying value may not be recoverable. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our intangibles. We determined that no impairment indicators were present during the first three months of 2008; therefore, we have not evaluated our intangible assets for impairment as of March 31, 2008. Future events could cause us to conclude that impairment indicators exist and that the assets should be reviewed to determine their fair value. We assess the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Fair value is generally determined based on a valuation process that provides an estimate of a fair value of these assets using a discounted cash flow model, which includes many assumptions and estimates. Once the valuation is determined, we will write down these assets to their determined fair value, if necessary. Any write-down could have a material adverse effect on our financial condition and results of operations.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Foreign Currency Exchange Forward Contract Obligation

On January 11, 2008 we purchased a foreign currency exchange forward contract, agreeing to sell approximately €31.6 million on April 4, 2008 at an exchange rate of $1.4721 per Euro. We purchased this contract to mitigate the foreign currency risk on an intercompany loan we made to our Germany subsidiary in connection with the acquisition of CDT. See Note 7.

The value of the foreign currency exchange forward contract varies with the change in exchange rates between the U.S. dollar and Euro. At inception, the contract had a value of zero. A decrease in the value of the U.S. dollar in relation to the Euro results in a loss on the contract and an amount due the bank in the amount of the loss. An increase in the value of the U.S. dollar in relation to the Euro results in a gain on the contract and an amount receivable from the bank in the amount of the gain. On March 31, 2008 we valued this contract at the rate of $1.5808 per Euro resulting in a loss of $3.4 million. This loss is recognized in Other Income (expense), net, in our results of operations and accounts payable at March 31, 2008. This loss was offset by a $3.4 million gain on the revaluation of the intercompany loan which was also recognized in Other Income (expense), net, in our results of operations.

On April 4, 2008 when the exchange rate was $1.5697 per Euro, we realized a loss of $3.1 million on the foreign currency exchange forward contract and paid the bank $3.1 million to settle the contract. This cash loss was offset by a non-cash gain of $3.1 million on the revaluation of the intercompany loan balance on April 4, 2008. On April 30, 2008, to again mitigate the majority of our foreign currency exposure on the outstanding intercompany loan, we entered into a cross-currency swap contract for a notional amount of €21.5 million and a forward currency contract with a maturity date of June 27, 2008 for a notional amount of €4.0 million. We expect to receive a €4.0 million payment from our subsidiary in June 2008 once the merger of CDT with CV GmbH, as discussed above, is completed. To the extent that this forward currency contract is in a loss position on the date it is due and we do not receive a corresponding payment from our subsidiary, we will have to settle the contract in U.S. dollars equal to the amount of the loss. The cross-currency swap payment dates and amounts match the amounts and dates we expect to receive payments on the loan from our subsidiary. If our subsidiary is unable to remit cash in repayment of the intercompany loan in accordance with the agreed payment schedule, we are exposed to U.S. dollar cash flow risks. To the extent that any payment due on the cross-currency swap contract is in a loss position on the date it is due and we do not receive a corresponding payment from our subsidiary, we will have to settle the contract in U.S. dollars equal to the amount of the loss. The payments on the cross-currency swap and the corresponding payments from our subsidiary are scheduled to be made quarterly, including principal and accrued interest, and begin on January 15, 2009 and end on October 15, 2013.

Postretirement Obligations

Pension Plan

Our wholly-owned subsidiary, CDT, sponsors an unfunded defined benefit pension plan covering substantially all employees. Benefits under the pension plan are generally based on age at retirement and years of service and the employee’s annual earnings. The net periodic cost of our pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. If gains and losses, which occur when actual experience differs from actuarial assumptions, exceed ten percent of plan liabilities, we amortize them over the average future service period of employees.

Long-term Employee Benefit Obligations

Anniversary Plan

Our wholly-owned subsidiary, CDT, sponsors an unfunded defined benefit plan for our long-tenured employees (“Anniversary” plan). Benefits under the Anniversary plan are generally based on employees’ compensation and the number of years of service. The net periodic cost of our Anniversary plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated salary increases.

Early Retirement Plan

CDT also sponsors an early retirement program, “Altersteilzeit”. This program is designed to create an incentive for employees, within a certain age group, to transition from (full or part-time) employment into retirement before their legal retirement age. This plan allows employees upon reaching a certain age to elect to work full-time for a period of time and be paid 50% of their full time salary. Then after working within this arrangement for a designated period of time, the employee is eligible to take early retirement and receive payments from the earned but unpaid salaries until they are eligible to receive payments under the postretirement benefit plan discussed above. Benefits under the early retirement plan are generally based on the employees’ compensation and the number of years of service. The net periodic cost of the early retirement plan is calculated in accordance with the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) Issue No. 05-5, Accounting for Early Retirement or Post employment Programs with Specific Features.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, including vested stock units. Diluted net loss per common share is computed by dividing net loss by the sum of (a) the basic weighted average number of shares of common stock outstanding during the period and (b) additional shares that would have been issued, including unvested stock units, had all dilutive options been exercised less shares that would be repurchased with the proceeds from such exercises. Dilutive options are those that have an exercise price less than the average stock price during the period. For the quarters ended March 31, 2008 and 2007, we excluded 140,351 and 254,099, respectively, common stock equivalents from the calculation of diluted net loss per share. Since we are reporting a loss from continuing operations for both periods presented, the effect of these additional shares is anti-dilutive and therefore, the number of shares in the calculation of basic and diluted net loss per common share is the same.

The following table sets forth the computation of basic and diluted income per common share:

	Quarter Ended March 31,
	2008	2007
	(in thousands, except per share amounts)
Numerator:
Loss from continuing operations	$(6,646)	$(263)
Loss from discontinued operations	(1)	(2)

Net loss	$(6,647)	$(265)

Denominator:
Weighted average shares outstanding – basic	26,406	27,476
Dilutive effect of common shares from stock options and stock units	—	—

Weighted average shares outstanding – diluted	26,406	27,476

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.25)	$(0.01)
Loss from discontinued operations	(0.00)	(0.00)

Basic and diluted net loss	$(0.25)	$(0.01)

Employee stock options to purchase 4,929,319 and 3,692,207 common shares for the quarters ended March 31, 2008 and 2007, respectively, were outstanding, but were not included in the computation of diluted net loss per share because the exercise price of the stock options was greater than the average share price of the common shares; therefore, the effect would have been anti-dilutive.

2. Segment Reporting

For segment reporting purposes, we operate as one segment. Our results of operations may fluctuate as a result of seasonal variabilities. In recent years, our product lines have experienced seasonality with a decline in revenue during the first quarter compared to the prior year’s fourth quarter, building gradually during the second and third quarters, and ending with the fourth quarter as our largest quarter for revenue.

Revenue by geographic region, as determined by shipping destination, are as follows:

	Quarter Ended March 31,
	2008	2007
	(in thousands)
North America	$17,809	$15,244
Europe	7,291	2,482
Asia Pacific	1,233	1,427
Rest of world	1,586	1,360

Total net revenue	$27,919	$20,513

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Revenue from the rest of world consists primarily of sales to the Middle East, Africa, India and countries in the Latin America region. Revenue from the United States was $16.8 million and $14.4 million for the quarters ended March 31, 2008 and 2007, respectively. No single customer represented more than 10% of our net revenue for the quarters ended March 31, 2008 and 2007. The large increase in revenue from Europe is due to the inclusion of CDT’s revenue in our operating results for the quarter ended March 31, 2008. We acquired CDT on January 4, 2008. See Note 7.

3. Stock-Based Compensation

Included in stock-based compensation are expenses relating to both our stock options and our stock units. The amount of stock-based compensation expense, net of forfeitures, recognized in the first quarter of 2008 and 2007 was $396,000 and $195,000, respectively. Total unamortized compensation expense at March 31, 2008 was $4.2 million, net of forfeitures, which will be recognized over a weighted average period of three years.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the allocation of stock-based compensation to our expense categories for the periods indicated:

	Quarter Ended March 31,
	2008	2007
	(in thousands)
Cost of revenue	$7	$4
Research and development	56	12
Selling and marketing	62	30
General and administrative	271	149

Total stock-based compensation expense	$396	$195

The following weighted average assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted in the periods indicated:

	Quarter Ended March 31,
	2008	2007
Dividend yield	0.00%	0.00%
Risk-free interest rate	2.50%	4.54%
Expected volatility	33.54%	41.21%
Expected term (years)	6.25	5.27

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

Our stock price volatility and expected term reflect our best estimates, both of which impact the fair value of an option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. SFAS No. 123R also requires that we recognize compensation expense for only the portion of options expected to vest; therefore, we applied an estimated forfeiture rate that we derived from historical employee termination behavior. If the actual number of forfeitures differs from our estimates, additional adjustments to compensation expense may be required in future periods.

Stock Options

Stock-based compensation expense related to stock options was $299,000 and $145,000 in the first quarter of 2008 and 2007, respectively. At March 31, 2008, total unamortized deferred compensation costs related to stock options was $3.1 million, net of estimated forfeitures. Total unamortized deferred compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of three years.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A summary of the status of our stock option plans at March 31, 2008, and the changes during the three months then ended, is presented in the following table:

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Beginning of period at December 31, 2007	1,949,450	5,372,162	$5.11	6.28
Granted (1)	(621,872)	230,500	3.59
Exercised	—	(51,000)	4.07
Cancelled	85,237	—	6.03
Forfeited	—	(20,703)	5.69
Expired	(51,888)	(64,534)	6.14

End of period	1,360,927	5,466,425	5.04	6.22

Vested and expected to vest at March 31, 2008		5,110,576	5.06	6.00

Exercisable at March 31, 2008		3,650,704	5.15	5.05

(1)

The difference in shares granted under options available for grant and number of options outstanding is due to stock unit grants. In accordance with the 2006 Plan, each stock unit granted is to be counted as two shares against the number of shares available for issuance.

During the first quarters of 2008 and 2007, we granted 230,500 and 708,675 options, respectively, with a weighted average Black-Scholes fair value of $1.36 and $2.60 per share, respectively.

The intrinsic value of options exercised during the first quarters of 2008 and 2007, was $15,000 and $384,000, respectively. The aggregate intrinsic value of options outstanding, options vested and expected to vest and options exercisable as of March 31, 2008, was $1.2 million, $1.1 million and $785,000, respectively. The intrinsic value is calculated as the difference between the market value of our common stock as of March 31, 2008 and the exercise price of the options. The market value on March 31, 2008 was $4.40, the average of the high and low stock price as reported by The Nasdaq Global Market.

Stock Units

Compensation expense related to stock units was $97,000 and $50,000 for the quarters ended March 31, 2008 and 2007, respectively.

Information related to non-vested stock units at March 31, 2008 is as follows:

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (in years)
Non-vested at beginning of period	195,081	$5.31	3.14
Awarded	195,061	3.59
Exercised	—	—
Canceled	—	—

Outstanding at end of period	390,142	4.45	2.61

Expected to vest	359,413	4.53	2.28

Exercisable	51,442	4.51

The aggregate intrinsic value of stock units outstanding, vested or expected to vest, and exercisable as of March 31, 2008 was $1.7 million, $1.4 million and $226,000, respectively.

Total unamortized deferred compensation expense related to stock units at March 31, 2008 was $1.1 million, net of estimated forfeitures, which will be recognized over a weighted average period of four years.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4. Stock Repurchase Program

We repurchase our common stock under a Rule 10b5-1 repurchase plan and in the case of any discretionary purchases outside of the plan, subject to open trading windows, overall market conditions, our stock price and our cash position and other requirements, in each case pursuant to our previously announced stock repurchase program authorized by our Board of Directors. A Rule 10b5-1 repurchase plan allows the purchase of our common shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods.

Pursuant to our repurchase plan, during the quarters ended March 31, 2008 and 2007, we repurchased 36,000 and 361,900 of our common shares, respectively, for $138,000 and $2.6 million, respectively. At March 31, 2008, approximately $9.5 million was available under our repurchase plan. We may repurchase shares in the future subject to the rules of our 10b5-1 repurchase plan and in the case of any discretionary purchases outside of the plan, subject to open trading windows, overall market conditions, our stock price and our cash position and other requirements. The repurchase plan will continue until the earlier of (a) such time when the maximum dollar amount authorized has been utilized or (b) our Board of Directors elects to discontinue the repurchase plan.

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

6. Comprehensive Loss

Total comprehensive loss for the quarter ended March 31, 2008 was $7.0 million compared to $220,000 for the quarter ended March 31, 2007. The primary difference between net loss as reported and comprehensive loss is foreign currency translation adjustments and unrealized gains (losses), net of income taxes, on our investment portfolio.

7. Business Combination and Intercompany Loan

To increase our product portfolio and expand our presence in the document capture market, on January 4, 2008, our wholly-owned subsidiary, CV GmbH, a German limited liability company, acquired Océ Document Technologies GmbH (“ODT”), pursuant to a Sale and Purchase Agreement (the “SPA”) by and between CV GmbH and Océ Deutschland Holding GmbH & Co. KG, a German limited partnership (the “Seller”), dated December 20, 2007. Under the terms of the SPA, CV GmbH acquired all of the outstanding equity of ODT from the Seller, and ODT became a wholly-owned subsidiary of CV GmbH and an indirect wholly-owned subsidiary of Captaris. After our acquisition, we re-named ODT to Captaris Document Technologies GmbH (“CDT”).

Under the terms of the acquisition agreement, CV GmbH acquired CDT for a purchase price of approximately $17.9 million, net of CDT’s cash balance as of the closing of approximately $32.0 million, including transaction costs of $2.8 million plus assumed liabilities of $30.2 million. The assumed liabilities include $18.1 million in future retirement and employee benefit obligations, deferred revenue of $1.8 million and accounts payable and accrued liabilities of $10.3 million. The acquisition of CDT has been accounted for as a purchase. We recognized a $1.2 million charge for acquired in-process research and development in January 2008.

In January 2008, we loaned our wholly-owned subsidiary CV GmbH, €31.6 million to finance the acquisition of CDT as well as pay on behalf of CDT approximately €3.1 million of profit-sharing owed to its former parent company. The loan accrues interest at a rate equal to the 3 months EURIBOR rate plus 2.75% per annum. Until the intercompany loan is repaid, this loan exposes us to significant gains and losses from fluctuations in the exchange rate of Euros to U.S. dollars. To mitigate this risk, we entered into a foreign currency exchange forward contract, agreeing to sell approximately €31.6 million on April 4, 2008.

On April 9, 2008 our subsidiary, CDT, paid €2.7 million to Captaris reducing the outstanding intercompany loan balance to €29.6 million ($46.8 million) including accrued interest. The €2.7 million payment was comprised of €3.1 million for the repayment of the profit-sharing Captaris paid on CDT’s behalf to the Seller, net of additional purchase price paid to the Seller of €463,000. Pursuant to the SPA, the purchase price at closing included a payment for CDT’s estimated cash balance on December 31, 2007 and included a provision to adjust the purchase price once CDT’s actual cash balance at December 31, 2007 could be determined. The additional purchase price of €463,000 represents the additional cash CDT held at December 31, 2007.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In accordance with SFAS No. 141, Business Combinations, all acquired identifiable assets and liabilities were assigned a portion of the cost of the acquisition based on their respective fair values. We have engaged a valuation firm to provide an estimated fair value for all identifiable intangible assets including technology, trade names and customer relationships, using an income and a cost approach. At March 31, 2008 we have completed a preliminary analysis of the value of the intangible assets acquired. The determination of fair value is a critical and complex consideration that involves significant assumptions and estimates. These assumptions and estimates in our preliminary analysis were based on our best judgments and resulted in the allocation of purchase price for this acquisition as detailed below. The purchase price allocation below is subject to our finalization of the valuation of intangible assets and other assets acquired and liabilities assumed which may result in changes to the reported fair values of the acquired assets. The excess of the purchase price over the preliminary fair value of the assets acquired was allocated to goodwill. Based on our preliminary analysis, we have allocated $18.5 million to goodwill and it is not deductible for tax purposes.

CDT was combined in our single business segment and our results of operations include CDT’s results of operations for the period from January 4, 2008 to March 31, 2008, including an in-process research and development charge of $1.2 million.

CDT Preliminary Purchase Price Allocation:	(in thousands)
Acquired intangibles	$20,350
Goodwill	18,483
Other assets	8,116
Acquired in-process research and development	1,224

Total purchase price	$48,173

The following table presents details of the intangible assets acquired (in thousands, except number of years):

	Assigned Value	Weighted- average amortization period (in years)
Technology	$14,550	6.7
Trade names	600	7.0
Customer relationships	5,200	4.0

Total	$20,350	6.0

All identified amortizable intangible assets will be amortized on a straight-line basis over their estimated useful lives, ranging from 4 to 7 years, with no residual value. Using an exchange rate of $1.5805 U.S. dollars to Euros, we will recognize amortization expense for these intangible assets of approximately $3.0 million for the remainder of 2008, $3.6 million in 2009, $3.6 million in 2010, $3.6 million in 2011, $2.3 million in 2012, $1.8 million in 2013 and $1.8 million in 2014.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following unaudited pro forma information represents the results of operations for Captaris, inclusive of CDT, for the quarter ended March 31, 2007, as if the acquisition had been consummated as of January 1, 2007. Pro forma information for the quarter ended March 31, 2008 is not materially different than our actual results reported for the quarter ended March 31, 2008. The pro forma information presented below does not purport to be indicative of what may occur in the future. In addition, the pro forma information presented below includes a charge for non-recurring acquired in-process research and development of $1.2 million.

(Unaudited)	Quarter Ended March 31, 2007
(in thousands)
Net revenue	$27,530

Loss from continuing operations	$(2,122)
Loss from discontinued operations	(2)

Net loss	$(2,124)

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.08)
Loss from discontinued operations	(0.00)

Basic and diluted net loss	$(0.08)

Weighted average shares used in computation of basic and diluted net loss per share	27,476

8. Postretirement Obligations

Our wholly-owned subsidiary, CDT, maintains an unfunded defined benefit plan for its employees, which provide for old age, disability and survivors´ benefits. Postretirement plan benefits are primarily based on the employees’ compensation and the number of years of service. In determining the fair value of our postretirement plan obligations at March 31, 2008, we used the following weighted average key assumptions:

Assumptions	Per Annum
Salary increases	2.25%
Pension increases	2.00%
Interest rate	5.50%
Employee fluctuation rate:
to age 30	3.00%
to age 35	2.00%
to age 40	2.00%
to age 45	1.50%
to age 50	0.50%
from age 51	0.00%

Net periodic benefit costs for our postretirement plan for the quarter ended March 31, 2008 was $398,000. The provision for the postretirement plan for the period January 4, 2008 through March 31, 2008 is as follows:

(in thousands)
Balance at January 4, 2008	$16,369
Service cost (5.5%)	164
Interest cost (5.5%)	234
Benefits paid	(43)
Foreign currency translation	1,243

Net periodic benefit cost	$17,967
Less current portion	(248)

Non-current pension liability	$17,719

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The projected postretirement obligation at January 4, 2008 was €11.1 million ($17.6 million based on the March 31, 2008 exchange rate of $1.5805). The projected benefit obligation at December 31, 2008 is expected to be €12.0 million ($19.0 million based on the March 31, 2008 exchange rate of $1.5805). The 2008 service and interest costs are expected to be €429,000 and €612,000, respectively, ($678,000 and $967,000, respectively,) based on the March 31, 2008 exchange rate.

Anticipated pension payments for the remainder of 2008 and the next nine business years are:

	Anticipated Pension Payments	Anticipated Pension Payments (1)
Nine months ended December 31, 2008	€113	$179
Year ended December 31, 2009	222	351
Year ended December 31, 2010	273	431
Year ended December 31, 2011	295	466
Year ended December 31, 2012	319	504
Years ended December 31, 2013 through 2017	2,654	4,193

	€3,876	$6,124

(1)	Converted to U.S. dollars at March 31, 2008 exchange rate of $1.5805.

9. Long-term Employee Benefit Obligations

Long-term employee benefit obligations include obligations pursuant to CDT’s Anniversary plan and its early retirement plan. In determining the fair value of our Anniversary plan obligation at January 4, 2008, we used the following weighted average key assumptions:

Assumptions	Per Annum
Salary increases	2.25%
Interest rate	5.50%
Employee fluctuation rate:
to age 30	3.00%
to age 35	2.00%
to age 40	2.00%
to age 45	1.50%
to age 50	0.50%
from age 51	0.00%

The provision for CDT’s Anniversary plan from January 4, 2008 to March 31, 2008 is as follows:

(in thousands)
Balance at January 4, 2008	$1,179
Additions	—
Reductions	(49)
Foreign currency translation	87

Balance at March 31, 2008	1,217
Less current portion	(115)

Non-current balance at March 31, 2008	$1,102

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The provision for CDT’s early retirement plan obligation from January 4, 2008 to March 31, 2008 is as follows:

(in thousands)
Balance at January 4, 2008	$586
Additions	85
Reductions	(25)
Foreign currency translation	46

Balance at March 31, 2008	$692

10. Sale of CallXpress Product Line

In September of 2003, we sold our CallXpress product line to Applied Voice and Speech Technologies, Inc. (“AVST”). Concurrent with the transaction, we entered into an earn-out agreement with AVST which entitled us to receive additional payments of up to $1.0 million per year for each of the three years following the sale, depending on AVST’s success in achieving certain revenue targets. In March 2007 we received the final payment under this agreement. This cash receipt was classified on our income statement as a credit to operating expenses in the first quarter of 2007.

11. Credit Facility

On January 2, 2008, we entered into a credit agreement providing for a senior secured revolving credit facility with Wells Fargo Foothill, LLC, as arranger, administrative agent, swing lender, and letter of credit issuer, and the other lenders party thereto (the “Credit Facility”).

The Credit Facility provides for a $10.0 million revolving line of credit commitment, which may be used (i) for revolving loans, (ii) for swing line advances, subject to a sublimit of $2.0 million and (iii) to request the issuance of letters of credit on our behalf, subject to a sublimit of $5.0 million. On April 2, 2008, as allowed under the facility, we requested and received an increase to the Credit Facility of $10.0 million, bringing the total Credit Facility to $20.0 million. The credit available under the Credit Facility was used to pay a portion of the purchase price for the acquisition of Océ Document Technologies GmbH as described in Note 7 and to finance our ongoing working capital, capital expenditure, and general corporate needs. Upon the closing of the Credit Facility and during the first quarter of 2008 we obtained cash advances totaling $9.7 million. On April 3, 2008 we obtained an additional cash advance of $3.1 million.

We may, subject to applicable conditions, elect interest rates on our revolving borrowings calculated by reference to (i) the LIBOR rate (the “LIBOR Rate”) fixed for given interest periods, plus a margin determined by our average daily balance of the revolving loan usage during the preceding month or (ii) Wells Fargo Bank, National Association’s prime rate (or, if greater, the average rate on overnight federal funds plus one half of one percent) (the “Base Rate”), plus a margin determined by our average daily balance of the revolving loan usage during the preceding month. For swing line borrowings, we will pay interest at the Base Rate, plus a margin determined by our average daily balance of the revolving loan usage during the preceding month. For borrowings made with the LIBOR Rate, the margin ranges from 250 to 275 basis points, while for borrowings made with the Base Rate, the margin ranges from 100 to 125 basis points. The weighted average interest rate on our outstanding loan balance during the quarter ended March 31, 2008 was 7.44%.

The Credit Facility matures on January 2, 2013, at which time all outstanding borrowings and accrued but unpaid interest must be repaid and all outstanding letters of credit must have been cash collateralized.

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

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12. Legal Proceedings

As reported in our Annual Report on Form 10-K for the year ended December 31, 2007, Captaris has been involved in an ongoing lawsuit in Circuit Court in Cook County, Illinois. The lawsuit was filed by Travel 100 Group, Inc. (“Travel 100”), against Mediterranean Shipping Company (“Mediterranean”). The complaint alleges violations of the Telephone Consumer Protection Act in connection with the receipt of facsimile advertisements that were transmitted by MediaTel Corporation, a wholly-owned subsidiary of Captaris, on behalf of travel service providers, including Mediterranean. All of the assets of MediaTel were sold to a subsidiary of PTEK Holdings, Inc. on September 1, 2003.

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

On September 29, 2006, the court in the Mediterranean case granted summary judgment in favor of Mediterranean and Captaris and dismissed the case. In granting summary judgment, the court ruled that Travel 100 had invited the facsimile advertisements and there was no violation of the Telephone Consumer Protection Act. Travel 100 filed a motion for reconsideration, which the court denied. Travel 100 then filed a notice of appeal on December 29, 2006. All briefing on the appeal is complete; however no date has been set for oral argument.

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

13. Income Taxes

We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. As required by FIN No. 48, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amounts we recognize in the financial statements are the largest benefits that have a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We adjust these accruals in light of changing facts and circumstances, such as the closing of a tax audit or the expiration of statutes of limitations. The provision for income taxes includes the impact of potential tax claims and changes to accruals that we consider appropriate, as well as the related penalties and interest.

Our effective tax rates differ from the statutory rate primarily due to state income taxes, foreign income taxes, tax exempt interest income, research and development credits and accruals for certain tax exposures discussed above. We recorded an income tax benefit of $1.8 million and $84,000 in the quarters ended March 31, 2008 and 2007, respectively, on loss from continuing operations.

At March 31, 2008, we have available unused net operating losses that may be applied against future taxable income. These net operating losses consist of international losses of $4.7 million that do not expire, federal losses of $10.4 million that expire from 2021 to 2028, and state losses of $14.5 million that expire from 2009 to 2028. Additionally, we have $2.9 million of tax attributes from our Canadian subsidiary which are primarily investment tax credits and deferred research and development expenditures which begin to expire in 2010.

Our policy is to evaluate our deferred tax assets on a jurisdiction by jurisdiction basis and record a valuation allowance for our deferred tax assets if we do not have sufficient positive evidence indicating that we will have future taxable income available to utilize our deferred tax assets. In assessing the need for a valuation allowance, we first examine our historical cumulative three year pre-tax book income (loss). At the quarters, we examine our historical cumulative trailing three year pre-tax book income (loss). If we have historical cumulative three year pre-tax book income, we consider this to be strong positive evidence indicating we will be able to realize our deferred tax assets in the future. Absent the existence of any negative evidence outweighing the positive evidence of cumulative three year pre-tax book income, we do not record a valuation allowance for our deferred tax assets.

CAPTARIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

For our U.S. federal jurisdiction, we incurred U.S. cumulative pre-tax book losses of $2.5 million for the three years ended December 31, 2007. As of March 31, 2008, we continue to believe, based on the weight of available evidence, that no valuation allowance is required at March 31, 2008 for our deferred tax assets related to U.S. federal net operating losses and other U.S. deferred tax assets because the preponderance of objectively verifiable positive evidence outweighs available negative evidence.

Objectively verifiable positive evidence considered for purposes of this determination includes our “normalized” cumulative pre-tax book income of $1.0 million for the three years ended December 31, 2007 exclusive of certain expenses in 2005 that we believe were aberrations including: (1) $2.1 million for incentive compensation paid pursuant to an earn-out agreement with the former founders of Teamplate which we acquired in 2003 and (2) $1.4 million of increased accounting and consulting fees incurred to comply with the Sarbanes Oxley Act of 2002 which we consider to be in excess of our normal and recurring fees for annual compliance. We believe these are unusual items that are not indicative of a continuing condition and should be considered an aberration for purposes of determining our earnings history for assessing the realizability of our deferred tax assets in accordance with the recognition criteria of SFAS No. 109. In addition to the objective positive evidence, we also have positive evidence that is more subjective in nature including projected cumulative 3 year earnings for the period 2006 through 2008, projected cumulative 3 year taxable income for the period 2008 through 2010 and projected future earnings from Castelle which we acquired in July 2007. We incurred a U.S. pretax loss of $3.5 million for the quarter ended March 31, 2008, however, our U.S. results are tracking to our plan for the twelve months ending December 31, 2008. We believe we will generate pretax income in the U.S. for the year ending December 31, 2008. These positive evidences are less certain than the objective positive evidences and therefore carry less weight when evaluating whether a valuation allowance is not needed. Negative evidence we considered was our history of cumulative book losses for the three years ended December 31, 2007, which we believe was an aberration, as discussed above. Based on the weight of all available evidence, we believe it is more likely than not that we will generate sufficient future U.S. taxable income to realize our U.S. deferred tax assets at March 31, 2008. In addition, we believe it is more likely than not that we will utilize our net operating loss carry forwards and they will not be limited by Internal Revenue Code Section 382 before they expire. We also believe that because of our assumptions and judgment involved with this analysis, there is an element of uncertainty that these U.S. federal net operating losses and U.S. deferred tax assets will be utilized in the future. Therefore, in the future we will continue to closely monitor evidence on a quarterly basis. If we believe that our negative evidence outweighs our positive evidence, we will record a valuation allowance against the U.S. net operating losses and the U.S. deferred tax assets at that time.

In Canada, we recorded a full valuation allowance against our investment tax credits because we do not believe it is more likely than not that we will utilize the credits prior to the expiration of the statutory carry forward period. Our Canadian subsidiary has a history of losses, and with projected Canadian income insufficient to support utilization of the investment tax credit carryovers prior to expiration, there is substantial negative evidence supporting our conclusion regarding realizability of the tax credit carryovers.

In our other foreign jurisdictions, we believe that our net operating losses are more likely than not to be realized. Our history of income and net operating loss utilization, coupled with an indefinite carry forward period for net operating losses provide sufficient objectively verifiable positive evidence to support our conclusion regarding realizability of these carry forwards.

CAPTARIS, INC.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this document and our 2007 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 17, 2008.

This Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” “seek,” “target” or the negative of these terms or other terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined at the beginning of this report under “Forward-Looking Statements,” Part II, Item 1A of this report and in Part I, Item 1A of our most recent Annual Report on Form 10-K. These factors may cause our actual results to differ materially from any forward-looking statements. Except as required by law, we undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

We further increased our product portfolio, customer base and distribution capabilities with the acquisition of Ocė Document Technologies GmbH (“ODT”) in January 2008. ODT is a provider of software and solutions for document capture, text recognition, and document classification. ODT, a wholly-owned subsidiary of the Ocė Group since 2000, has approximately 178 employees and maintains its global headquarters in Constance, Germany, and its North American office in Bethesda, Maryland. On an unaudited basis, ODT’s revenue was approximately €22.5 million for the 12 months ended November 30, 2007 and their gross margin was approximately 65%. ODT’s revenue includes software licenses, maintenance and support, hardware and professional services. In contrast to our business prior to acquisition, ODT’s revenue includes a higher percentage of professional services and a larger portion of their sales are made directly rather than through partners. As a result of these factors, and a smaller revenue and customer base, ODT has a lower gross margin and more revenue variability.

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

After our acquisition, we re-named ODT to Captaris Document Technologies GmbH (“CDT”). CDT develops intelligent document and character recognition technologies that can read and extract the important information from documents needed to drive business processes and decisions. CDT products include RecoStar, DOKuStar and Single Click Entry. CDT customers include some large ISVs and OEMs with capture offerings, as well as blue chip end-user accounts in Germany. CDT’s expertise in intelligent document recognition supports our vision of fully enabling document capture, collaboration and workflow. As we continue to merge our products, we anticipate leveraging CDT’s technology to enhance capture and routing in both the RightFax and Alchemy platforms. The ability to classify documents and extract critical meta-data will also enable deeper integrations with line of business applications and business process management.

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

We believe that utilizing an indirect channel approach provides several advantages, including minimizing our investment in office facilities and personnel in field locations and applying greater resources to sales and implementation efforts. However, with a channel sales model, we have more difficulty tracking the number and location of all end-users utilizing our products. This also limits our ability to capture information around product usage, system integration characteristics, and deployment satisfaction directly from our customers’ perspective in order to enhance or build new products, solutions and services.

We have extensive service offerings that are sold in conjunction with our products, including: maintenance, support, professional services and solutions. All of these offerings are designed to help customers protect and extend their software investment.

Our $7.4 million revenue increase in the first quarter of 2008 over the prior year first quarter was primarily attributable to the inclusion of CDT and Castelle in our results of operations (we acquired Castelle in July 2007), and the continuing growth of our traditional maintenance, support and service revenue. In comparison to the year ended December 31, 2007, we expect revenue increases in our software, appliances, and services categories for the year ending December 31, 2008. This expectation is based on including in our 2008 results of operations revenue from Castelle for the entire year and CDT as discussed in the “Acquisition” section below, new product releases anticipated mid-year, as well as increased customer demand for existing products resulting from increased investment in our sales organization, particularly in international markets. We expect hardware revenue will be flat to declining compared to 2007 and a smaller percentage of total revenue due to market shifts to software-based fax over Internet protocol, which does not rely on fax hardware in many Internet protocol environments, and decreasing hardware revenue at CDT. We also expect a significant shift in our revenue distribution on a geographic basis. As a result of the acquisition of CDT, with operations primarily in Europe, and increased investment in our sales organization in international markets, we anticipate approximately 40% of revenue in 2008 will be from international markets, compared to approximately 27% in 2007. No single customer represented more than 10% of our net revenue for each of the quarters ended March 31, 2008 or 2007.

Our gross profit is the selling price of our products, net of estimated returns, less cost of revenue. Our cost of revenue includes manufacturing and distribution costs, royalties for licensed products, amortization of acquired technology, product warranty costs, operation costs related to product support and costs associated with the delivery of professional services.

Our $3.9 million gross profit increase in the first quarter of 2008 over the same quarter of 2007 was primarily attributable to the inclusion of CDT and Castelle in our results of operations for the quarter and the continuing growth of our traditional maintenance, support and service revenue. We expect our gross profit will increase in 2008 due to anticipated increases in revenue mentioned above. We expect gross profit as a percentage of revenue to decline in 2008 compared to 2007 for two reasons. First, CDT has traditionally recorded lower gross margins than Captaris primarily because of a higher portion of professional services; therefore including CDT in our results of operations will have the effect of reducing our overall gross profit as a percentage of revenue. Second, amortization expense of $634,000 related to the technology acquired from CDT and Castelle is recorded in cost of revenue in the first quarter of 2008 and we will recognize approximately $1.8 million of amortization expense related to CDT in the remaining 9 months of 2008. This will also reduce gross profit as a percentage of revenue.

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Our operating expenses were $26.9 million and $15.3 million for the quarters ended March 31, 2008 and 2007, respectively. The $11.6 million increase from 2007 to 2008 was due primarily to the inclusion of Castelle and CDT in our operating results. Castelle operating expenses were $1.4 million and CDT’s operating expenses were $6.9 million, including a charge for acquired in-process research and development expense of $1.2 million and amortization of intangibles of $356,000. We recorded $396,000 and $195,000, respectively, in the first quarter of 2008 and 2007 as stock-based compensation expense relating to stock options and stock units.

Our principal sources of liquidity are cash and cash equivalents and our $20.0 million Credit Facility described below under “Liquidity and Capital Resources.” The balance of cash, cash equivalents and short- and long-term investments at March 31, 2008 totaled $39.9 million compared to $47.2 million at December 31, 2007. The decrease in cash, cash equivalents and short and long-term investments from 2007 to 2008 was primarily due to the CDT acquisition of $17.9 million, capital purchases of $2.6 million and repurchase of our common stock of $138,000. These decreases were partially offset by cash from operations of $836,000, proceeds from draws on our Credit Facility of $9.7 million and proceeds of $208,000 from the exercise of stock options. Capital expenditures during the quarter ended March 31, 2008 consisted primarily of leasehold improvements related to our new offices in Bellevue, Washington and Tucson, Arizona. In the first quarter of 2008, we paid $680,000 for management incentive bonuses accrued in 2007.

Acquisition

On January 4, 2008, our wholly-owned subsidiary, Captaris Verwaltungs GmbH, a German limited liability company (“CV GmbH “), acquired Océ Document Technologies GmbH (“ODT”), pursuant to a Sale and Purchase Agreement (the “SPA”) by and between CV GmbH and Océ Deutschland Holding GmbH & Co. KG, a German limited partnership (the “Seller”), dated December 20, 2007. Under the terms of the SPA, CV GmbH acquired all of the outstanding equity of ODT from the Seller, and ODT became a wholly-owned subsidiary of CV GmbH and an indirect wholly-owned subsidiary of Captaris. After our acquisition, we re-named ODT to Captaris Document Technologies GmbH (“CDT”). CDT has approximately 178 employees and maintains its global headquarters in Constance, Germany, and its North American office in Bethesda, Maryland. We combined CDT in our single business segment and our results of operations include CDT’s results of operations for the period from January 4, 2008 to March 31, 2008.

Under the terms of the acquisition agreement, CV GmbH acquired CDT for a purchase price of approximately $17.9 million, net of CDT’s cash balance as of the closing of approximately $32.0 million, including transaction costs of $2.8 million plus assumed liabilities of $30.2 million. The assumed liabilities include $18.1 million in future retirement and employee benefit obligations, deferred revenue of $1.8 million and accounts payable and accrued liabilities of $10.3 million. At the closing, €2.0 million ($3.0 million) of the purchase price was deposited in a third-party escrow account for 12 months as security for any post-closing purchase price adjustment and, subject to certain limitations, for indemnification claims against the Seller; however, we released the full amount of the escrow to the Seller in connection with the resolution of a post-closing dispute with the Seller during the first quarter of 2008. The acquisition of CDT has been accounted for as a purchase. We recognized a charge of $1.2 million for acquired in-process research and development in January 2008. See Note 7 to our unaudited condensed consolidated financial statements.

In January 2008, we loaned our wholly-owned subsidiary CV GmbH, €31.6 million to finance the acquisition of CDT as well as pay on behalf of CDT approximately €3.1 million of profit-sharing CDT owed to its former owner. The loan accrues interest at a rate equal to the 3 months EURIBOR rate plus 2.75% per annum. Since the acquisition, and through the date of this report, the majority of our consolidated cash is held by CDT in Germany. See Liquidity and Capital Resources below.

Evaluation of Strategic Alternatives

In March 2008, we announced that our Board of Directors decided to evaluate strategic alternatives to further enhance shareholder value. To oversee and expedite this process, the Board established a special committee of the Board comprised of independent directors. We have incurred significant additional legal and professional fees in the first quarter of 2008 in connection with this process and expect to continue to incur additional fees, which may continue to increase our general and administrative expenses and our operating expenses generally. Moreover, there can be no assurance that our evaluation of strategic alternatives will result in any agreements or transactions. We do not intend to disclose developments with respect to the evaluation of strategic alternatives unless and until our Board of Directors deems it appropriate.

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

On an ongoing basis, we evaluate our estimates used, including those related to the valuation of stock options, valuation of goodwill and other intangible assets, useful lives of intangible assets and equipment and leasehold improvements, inventory valuation allowances, revenue recognition, the estimated allowances for sales returns and doubtful accounts and income tax accruals. We believe that the following accounting policies are critical to understanding our historical and future performance, as these policies may involve a higher degree of judgment and complexity than others. For a detailed discussion on the application of these and other accounting policies, see Note 1 in Notes to Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008.

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

Revenue from perpetual software licenses is recognized when the software has been shipped, provided that collection for such revenue is deemed probable. Revenue from term software licenses is recognized over the term of the license, generally 12 months.

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

Valuation of acquired businesses, assets and liabilities. Our business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. As of March 31, 2008 our goodwill and intangible assets, net of accumulated amortization, were $89.0 million. The determination of the fair value of such intangible assets and goodwill is a critical and complex consideration that involves significant assumptions and estimates. These assumptions and estimates are based on our best judgments and could materially affect our financial condition and results of operations.

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Impairment of goodwill. Our judgments regarding the existence of impairment indicators include our assessment of the impacts of legal factors; market and economic conditions; the results of our operational performance and strategic plans; competition and market share; and any potential for the sale or disposal of a significant portion of our principal operations. If we conclude that indicators of impairment exist, we then assess the fair value of goodwill. Our valuation process provides an estimate of a fair value of goodwill using a discounted cash flow model and includes many assumptions and estimates. We test goodwill for impairment on an annual basis in the first quarter of the year, and on an interim basis in certain circumstances. We conducted our annual assessment during the first quarter of 2008 and determined our goodwill at March 31, 2008 was not impaired. In the event that, in the future, we conclude that our goodwill or our amortizable intangible assets are impaired, we would be required to record a charge to earnings in our financial statements and that charge may significantly decrease our results of operations.

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

Postretirement Obligations. Our wholly-owned subsidiary, CDT, sponsors an unfunded defined benefit pension plan covering substantially all employees. Benefits under the pension plan are generally based on age at retirement and years of service and the employee’s annual earnings. The net periodic cost of our pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate, and estimated service costs. If gains and losses, which occur when actual experience differs from actuarial assumptions, exceed ten percent of plan liabilities, we amortize them over the average future service period of employees. This could have a material adverse effect on our financial position, results of operations and cash flows.

Long-term Employee Benefit Obligations. Our wholly-owned subsidiary, CDT, sponsors an unfunded defined benefit plan for our long-tenured employees (“Anniversary” plan). Benefits under the Anniversary plan are generally based on employees’ compensation and the number of years of service. The net periodic cost of our Anniversary plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate, and estimated salary increases. If actual experience differs from our actuarial assumptions, this could have a material adverse effect on our financial position, results of operations and cash flows.

CDT also sponsors an early retirement program, “Altersteilzeit”. This program is designed to create an incentive for employees, within a certain age group, to transition from (full or part-time) employment into retirement before their legal retirement age. This plan allows employees after reaching a certain age to elect to work full-time for a period of time and be paid 50% of their full time salary. Then after working within this arrangement for a designated period of time, the employee is eligible to take early retirement and receive payments until they are eligible to receive payments under the postretirement benefit plan

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

discussed above. Benefits under the early retirement plan are generally based on the employees’ compensation and the number of years of service. The net periodic cost of the early retirement plan is calculated in accordance with the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) Issue No. 05-5, Accounting for Early Retirement or Post employment Programs with Specific Features. If actual salary increases and interest rates differ from our assumptions, this could have a material adverse effect on our financial position, results of operations and cash flows.

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

Stock-Based Compensation Expense. We account for stock-based compensation under the provisions of SFAS No. 123(R), Share-Based Payment which requires us to recognize expense related to the fair value of our stock-based compensation. Our stock-based compensation expense includes expense related to our stock options and our stock units. The amount of stock-based compensation expense, net of forfeitures, recognized in the quarters ended March 31, 2008 and 2007 was $396,000 and $195,000, respectively. Total unamortized compensation expense as of March 31, 2008 and 2007 was $4.2 million and $3.2 million, respectively, net of estimated forfeitures. Total unamortized stock-based compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of three years.

Accounting for income taxes. We follow the asset and liability method of accounting for income taxes as set forth by SFAS No. 109, Accounting for Income Taxes, and account for uncertainties related to income taxes under the provisions of FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes an interpretation of FASB Statement No. 109 (“FIN No. 48”). Accordingly, we are required to estimate our potential income tax claims in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. Significant judgment is required in evaluating our tax positions and in determining our provision for income taxes. During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. As required by FIN No. 48, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amounts we recognize in the financial statements are the largest benefits that have a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We will establish a valuation allowance to reduce deferred tax assets unless it is more likely than not that we will generate sufficient taxable income to allow for the realization of our deferred net tax assets. The provision for income taxes includes the impact of potential tax claims and changes to accruals and valuation allowances that we consider appropriate, as well as the related penalties and interest expense. In addition to our judgments and use of estimates, there are inherent uncertainties surrounding income taxes that could result in actual amounts that differ materially from our estimates. Any adjustments in our tax provision related to these contingencies could have a material effect on our financial condition, results of operations and cash flow.

Results of Operations

Net Revenue

Net revenue is calculated as the selling price of our products less an estimate for returns. We derive net revenue primarily from licensing software as well as follow on sales of add-on software modules, incremental capacity and the sale of maintenance, support and service agreements, professional services, appliances and the resale of fax boards.

The following table provides revenue data for the periods indicated (in thousands, except % amounts):

	Quarter Ended March 31,
	2008	2007	Percent Change
Software revenue	$8,855	$7,093	24.8%
Maintenance, support and services revenue	14,385	9,379	53.4%
Hardware revenue	3,662	4,041	(9.4)%
Appliance revenue	1,017	—	100.0%

Net revenue	$27,919	$20,513	36.1%

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Revenue increased in the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007 primarily due to the inclusion of the results of CDT from January 4, 2008 and Castelle for the entire quarter ended March 31, 2008.

Software, maintenance support and services, and appliance revenue increased for the quarter compared to the prior year first quarter primarily due to inclusion of CDT and Castelle in our operating results. Excluding the acquisitions of CDT and Castelle, software revenue was approximately flat, and maintenance and support and services revenue increased approximately 13.9%.

We resell third party hardware with our RightFax and CDT product lines as part of solution. We resell fax boards with a significant number of our RightFax software products, and the volume and associated revenue will vary from period to period depending upon the mix of software sold and customer requirements. Hardware revenue for the quarter decreased in comparison to the prior year quarter primarily due to several large sales to large customers in the first quarter of 2007.

Revenue by geographic region, as determined by shipping destination, was as follows:

	Quarter Ended March 31,
	2008	2007
	(in thousands)
North America	$17,809	$15,244
Europe	7,291	2,482
Asia Pacific	1,233	1,427
Rest of world	1,586	1,360

Total net revenue	$27,919	$20,513

Revenue from the rest of world consists primarily of sales to the Middle East, Africa, India and countries in the Latin America region. Revenue from the United States was $16.8 million and $14.4 million for the quarters ended March 31, 2008 and 2007, respectively. No single customer represented more than 10% of our net revenue for the quarters ended March 31, 2008 and 2007. The large increase in revenue from Europe is due to the inclusion of CDT’s revenue in our operating results for the quarter ended March 31, 2008.

International revenue, outside North America, as a percent of total revenue and as determined by shipping destination, was as follows:

	Quarter Ended March 31,
	2008	2007
Software revenue	14.0%	11.9%
Maintenance, support and services revenue	16.8%	7.2%
Hardware revenue	4.7%	6.6%
Appliance revenue	0.7%	—

Net international revenue	36.2%	25.7%

Revenue from international customers generally reflects less seasonal variabilities compared to North America customers.

We anticipate revenue will increase in the second quarter of 2008 compared to the first quarter due to the seasonality of our revenue which typically increases over the course of the year. We also anticipate revenue will increase in the next quarter compared to the prior year quarter primarily due to the inclusion of revenue from the CDT and Castelle product lines.

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

The following table provides gross profit data for the periods indicated:

	Quarter Ended March 31,
	2008	2007	Percent change
	(in thousands, except % amounts)
Gross profit	$18,166	$14,255	27.4%
Gross margin	65.1%	69.5%

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

In comparison to the prior year quarter, gross margin decreased for the quarter ended March 31, 2008. The decrease was primarily due to the inclusion of the operating results of CDT and Castelle which have lower profit margins than our traditional business. Technology amortization expense recognized in the first quarter of 2008 related to Castelle and CDT was $634,000.

Research and Development

Research and development expenses consist of the salaries and related benefits for our product development personnel, prototype materials and expenses related to the development of new and improved products, facilities and depreciation expenses.

	Quarter Ended March 31,
	2008	2007	Percent change
	(in thousands, except % amounts)
Research and development	$6,351	$3,186	99.3%
Percentage of revenue	22.7%	15.5%

For the quarter ended March 31, 2008, research and development expenses increased $3.2 million compared to the quarter ended March 31, 2007, primarily due to additional staff as a result of the acquisitions of Castelle and CDT ($2.4 million) and increased payments to third parties for outsourcing programs of $753,000.

We expect overall research and development expenses to be approximately flat compared to the first quarter of 2008 for the remaining quarters in 2008.

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

	Quarter Ended March 31,
	2008	2007	Percent change
	(in thousands, except % amounts)
Selling and marketing	$12,222	$8,278	47.6%
Percentage of revenue	43.8%	40.4%

The increase of $3.9 million in selling and marketing expenses for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007, was due primarily to increases in staffing costs of $3.1 million primarily related to the inclusion of Castelle and CDT sales and marketing personnel and $1.1 million related to adding additional personnel in our North America and International sales organizations. These increases were offset by decreases in staffing costs of $273,000 as we have fewer personnel in our marketing department than a year ago.

We expect selling and marketing expenses will be flat to modestly higher in the remaining quarters of 2008 compared to the first quarter of 2008, with increased investment in international markets and new product launch programs offset by reductions in other spending categories.

General and Administrative

General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities, and depreciation expenses.

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

	Quarter Ended March 31,
	2008	2007	Percent change
	(in thousands, except % amounts)
General and administrative	$6,461	$4,716	37.0%
Percentage of revenue	23.1%	23.0%

The $1.7 million increase in general and administrative expenses in the quarter ended March 31, 2008 compared to the same period last year was due primarily to increases in staffing costs of $906,000 primarily related to including Castelle and CDT employees, increased legal and professional fees of $695,000 primarily associated with our evaluation of strategic alternatives and related shareholder matters, increased stock compensation expense of $122,000 and additional business and occupation taxes of $140,000 offset by miscellaneous expense reductions of $118,000.

Excluding costs associated with our evaluation of strategic alternatives and related shareholder matters, which we are unable to predict but which could be material in a given quarter and for the year, we expect general and administrative costs to decline in the remaining quarters in 2008 compared to the first quarter of 2008 due to anticipated acquisition synergies and higher efficiency from infrastructure improvements.

Amortization of Intangible Assets

Amortization expense includes amortization of intangible assets acquired with our acquisitions of CDT, Castelle, IMR, Teamplate and Infinite Technologies, in addition to amortization expense associated with two nonexclusive license agreements with Syntellect and AudioFax. Amortization expense for acquired core technology and license agreements is recorded in cost of revenue and was $1.1 million and $481,000 for the quarters ended March 31, 2008 and 2007 respectively. Amortization expense recorded in operating expenses related to the acquisitions was $664,000 and $141,000 for the quarters March 31, 2008 and 2007, respectively. The increase in amortization expense in the first quarter of 2008 compared to the first quarter of 2007 is due to the amortization of CDT and Castelle intangibles acquired in January 2008 and July 2007, respectively. We expect amortization expense for 2008 to increase for the remainder of 2008, in comparison to 2007, due to the amortization of the CDT and Castelle intangibles. See Note 7 to our unaudited condensed consolidated financial statements.

Sale of CallXpress Product Line

In September of 2003, we sold our CallXpress product line to Applied Voice and Speech Technologies, Inc. (“AVST”). Concurrent with the transaction, we entered into an earn-out agreement with AVST which entitled us to receive additional payments of up to $1.0 million per year for each of the three years following the sale, depending on AVST’s success in achieving certain revenue targets. In March 2007 we received the final cash payment of $1.0 million pursuant to this agreement. This cash receipt was classified on our income statement in operating expenses in the first quarter of 2007.

Other Income, Net

Other income, net, consists primarily of investment income, interest expense on our Credit Facility and foreign currency transaction gains and losses. For the quarters ended March 31, 2008 and 2007, net other income was $305,000 and $719,000, respectively. The decrease in other income for the quarter ended March 30, 2008 compared to the prior year quarter was due primarily to a decrease in interest income as a result of having less cash available to invest as a result of our acquisition of CDT. In addition, we incurred interest expense on CDT’s pension plan of $234,000, interest expense of $184,000 on our Credit Facility and other interest expense of $22,000. Included in other income for the quarters ended March 31, 2008 and 2007 were gains on foreign currency of $474,000 and $125,000, respectively. On March 31, 2008 we also recognized in Other Income (expense), net, a loss of $3.4 million on our foreign currency exchange forward contract. The loss was offset by a $3.4 million gain on the revaluation of the intercompany loan which was also recognized in Other Income (expense), net. Assuming interest rates and currency exchange rates remain constant, we expect other income, net to decrease in the next quarter compared to prior years due to having less cash available to invest compared to the prior year and due to interest expense on the CDT pension plan and Credit Facility.

Income Tax Benefit

We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. As required by FIN No. 48, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amounts we

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

recognize in the financial statements are the largest benefits that have a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We adjust these accruals in light of changing facts and circumstances, such as the closing of a tax audit or the expiration of statutes of limitations. The provision for income taxes includes the impact of potential tax claims and changes to accruals that we consider appropriate, as well as the related penalties and interest.

Our effective tax rates differ from the statutory rate primarily due to state income taxes, foreign income taxes, tax exempt interest income, research and development credits and accruals for certain tax exposures discussed above. We recorded an income tax benefit of $1.8 million and $84,000 in the quarters ended March 31, 2008 and 2007, respectively, on loss from continuing operations.

At March 31, 2008, we have available unused net operating losses that may be applied against future taxable income. These net operating losses consist of international losses of $4.7 million that do not expire, federal losses of $10.4 million that expire from 2021 to 2028, and state losses of $14.5 million that expire from 2009 to 2028. Additionally, we have $2.9 million of tax attributes from our Canadian subsidiary which are primarily investment tax credits and deferred research and development expenditures which begin to expire in 2010.

Our policy is to evaluate our deferred tax assets on a jurisdiction by jurisdiction basis and record a valuation allowance for our deferred tax assets if we do not have sufficient positive evidence indicating that we will have future taxable income available to utilize our deferred tax assets. In assessing the need for a valuation allowance, we first examine our historical cumulative three year pre-tax book income (loss). At the quarters, we examine our historical cumulative trailing three year pre-tax book income (loss). If we have historical cumulative three year pre-tax book income, we consider this to be strong positive evidence indicating we will be able to realize our deferred tax assets in the future. Absent the existence of any negative evidence outweighing the positive evidence of cumulative three year pre-tax book income, we do not record a valuation allowance for our deferred tax assets.

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

For our U.S. federal jurisdiction, we incurred U.S. cumulative pre-tax book losses of $2.5 million for the three years ended December 31, 2007. As of March 31, 2008, we continue to believe, based on the weight of available evidence, that no valuation allowance is required at March 31, 2008 for our deferred tax assets related to U.S. federal net operating losses and other U.S. deferred tax assets because the preponderance of objectively verifiable positive evidence outweighs available negative evidence.

Objectively verifiable positive evidence considered for purposes of this determination includes our “normalized” cumulative pre-tax book income of $1.0 million for the three years ended December 31, 2007 exclusive of certain expenses in 2005 that we believe were aberrations including: (1) $2.1 million for incentive compensation paid pursuant to an earn-out agreement with the former founders of Teamplate which we acquired in 2003 and (2) $1.4 million of increased accounting and consulting fees incurred to comply with the Sarbanes Oxley Act of 2002 which we consider to be in excess of our normal and recurring fees for annual compliance. We believe these are unusual items that are not indicative of a continuing condition and should be considered an aberration for purposes of determining our earnings history for assessing the realizability of our deferred tax assets in accordance with the recognition criteria of SFAS No. 109. In addition to the objective positive evidence, we also have positive evidence that is more subjective in nature including projected cumulative 3 year earnings for the period 2006 through 2008, projected cumulative 3 year taxable income for the period 2008 through 2010 and projected future earnings from Castelle which we acquired in July 2007. We incurred a U.S. pretax loss of $3.5 million for the quarter ended March 31, 2008, however, our U.S. results are tracking to our plan for the twelve months ending December 31, 2008. We believe we will generate pretax income in the U.S. for the year ending December 31, 2008. These positive evidences are less certain than the objective positive evidences and therefore carry less weight when evaluating whether a valuation allowance is not needed. Negative

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

evidence we considered was our history of cumulative book losses for the three years ended December 31, 2007, which we believe was an aberration, as discussed above. Based on the weight of all available evidence, we believe it is more likely than not that we will generate sufficient future U.S. taxable income to realize our U.S. deferred tax assets at March 31, 2008. In addition, we believe it is more likely than not that we will utilize our net operating loss carry forwards and they will not be limited by Internal Revenue Code Section 382 before they expire. We also believe that because of our assumptions and judgment involved with this analysis, there is an element of uncertainty that these U.S. federal net operating losses and U.S. deferred tax assets will be utilized in the future. Therefore, in the future we will continue to closely monitor evidence on a quarterly basis. If we believe that our negative evidence outweighs our positive evidence, we will record a valuation allowance against the U.S. net operating losses and the U.S. deferred tax assets at that time.

In Canada, we recorded a full valuation allowance against our investment tax credits because we do not believe it is more likely than not that we will utilize the credits prior to the expiration of the statutory carry forward period. Our Canadian subsidiary has a history of losses, and with projected Canadian income insufficient to support utilization of the investment tax credit carryovers prior to expiration, there is substantial negative evidence supporting our conclusion regarding realizability of the tax credit carryovers.

In our other foreign jurisdictions, we believe that our net operating losses are more likely than not to be realized. Our history of income and net operating loss utilization, coupled with an indefinite carry forward period for net operating losses provide sufficient objectively verifiable positive evidence to support our conclusion regarding realizability of these carry forwards.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and our Credit Facility. Cash, cash equivalents and investments at March 31, 2008 totaled $39.9 million, a decrease of $6.3 million from December 31, 2007. This decrease was primarily due to $17.9 million of cash used to purchase CDT, $2.6 million used for capital purchases and $138,000 used to repurchase our common stock. These decreases were partially offset by cash provided by operations of $836,000, proceeds from our Credit Facility of $9.7 million and proceeds of $208,000 from the exercise of stock options. Capital expenditures during the quarter ended March 31, 2008 consisted primarily of leasehold improvements related to our new offices in Bellevue, Washington and Tucson, Arizona. In the first quarter of 2008, we paid $680,000 for management incentive bonuses we accrued in 2007. We believe existing cash and cash equivalents together with funds generated from operations will be sufficient to meet our anticipated working capital needs and capital expenditure needs for the next 12 months and the foreseeable future.

Cash provided by operations during the first quarter of 2008 was $836,000 compared to $2.1 million during the first quarter of 2007. Cash provided by operations in the first quarter of 2008 was primarily due to the collection of accounts receivable, an increase in our deferred revenue billings and delayed payments on our accounts payable, offset by our operating loss during the quarter. Cash provided by operations in the first quarter of 2007 was primarily due to the collection of accounts receivable and an increase in our deferred revenue billings. Cash provided by operations in the first quarter of 2008 decreased significantly due to incurring a cash operating loss of $4.0 million compared with our cash operating income during the first quarter of 2007 of $792,000.

Cash used in investing activities during the first quarter of 2008 was $20.5 million and included $17.9 million used to purchase CDT, net of cash acquired, and $2.6 million used to purchase leasehold improvements and equipment. Capital asset purchases in the first quarter of 2008 were $2.6 million compared to $1.1 million in the first quarter of 2007. We anticipate our capital spending will decrease in the remaining quarters of 2008 compared to the first quarter as we have completed our office moves which primarily occurred in the first quarter.

Cash provided by financing activities during the first quarter of 2008 was $10.7 million compared to cash used in financing activities of $1.5 million during the first quarter of 2007. In the first quarter of 2008 we obtained a $9.7 million cash advance on our Credit Facility. In addition, we repurchased 36,000 shares of our common stock for $138,000 under our stock repurchase program. Cash used in financing activities was partially offset by cash provided from the exercise of stock options through our employee stock option plans of $208,000 as well as related excess tax benefits from stock-based compensation. We repurchased 361,900 shares of our common stock for $2.6 million in the first quarter of 2007. This was partially offset by cash provided from the exercise of stock options through our employee stock purchase plan of $1.0 million and related excess tax benefits from stock-based compensation of $135,000 in the first quarter of 2007.

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

In January 2008, we loaned our wholly-owned subsidiary CV GmbH, €31.6 million to finance the acquisition of CDT as well as pay on behalf of CDT approximately €3.1 million of profit-sharing CDT owed to its former owner. The loan accrues interest at a rate equal to the 3 months EURIBOR rate plus 2.75% per annum. Since the acquisition, and through the date of this report, the majority of our consolidated cash is held by CDT in Germany. We intend to have CDT remit its excess cash to Captaris in repayment of the intercompany loan. However, in accordance with capital maintenance rules under German law, CDT is prohibited from using its excess cash to satisfy its intercompany obligation except for the €3.1 million of profit-sharing Captaris paid to CDT’s former owner on behalf of CDT. We are in the process of merging CDT into CV GmbH, with CV GmbH being the surviving company. We expect the structure of the merger will allow CV GmbH to remit approximately €4.0 million ($6.3 million) of cash to Captaris in repayment of the intercompany loan. We expect the merger and remittance of the €4.0 million ($6.3 million) to occur late in the second quarter of 2008.

Until the intercompany loan is repaid, this loan exposes us to significant gains and losses from fluctuations in the exchange rate of Euros to U.S. dollars. To mitigate this risk, we entered into a foreign currency exchange forward contract, agreeing to sell approximately €31.6 million on April 4, 2008. On April 4, 2008 we recognized a cash loss of $3.1 million on the forward contract. This cash loss is offset by a non-cash gain of $3.1 million on the revaluation of the intercompany loan balance on April 4, 2008.

On April 9, 2008 our subsidiary, CDT, paid €2.7 million to Captaris reducing the outstanding intercompany loan balance to €29.6 million ($46.8 million) including accrued interest. The €2.7 million payment was comprised of €3.1 million for the repayment of the profit-sharing Captaris paid on CDT’s behalf to the Seller, net of additional purchase price paid to the Seller of €463,000. Pursuant to the SPA, the purchase price paid at closing included a payment for CDT’s estimated cash balance on December 31, 2007 and included a provision to adjust the purchase price once CDT’s actual cash balance at December 31, 2007 could be determined. The additional purchase price of €463,000 represents the additional cash CDT held at December 31, 2007.

On April 30, 2008, to mitigate the majority of our foreign currency exposure on the outstanding intercompany loan, we entered into a cross-currency swap contract for a notional amount of €21.5 million and a forward currency contract with a maturity date of June 27, 2008 for a notional amount of €4.0 million. We expect to receive a €4.0 million payment from our subsidiary in June 2008 once the merger of CDT with CV GmbH, as discussed above, is completed. To the extent that this forward currency contract is in a loss position on the date it is due and we do not receive a corresponding payment from our subsidiary, we will have to settle the contract in U.S. dollars equal to the amount of the loss. The cross-currency swap payment dates and amounts match the amounts and dates we expect to receive payments on the loan from our subsidiary. If our subsidiary is unable to remit cash in repayment of the intercompany loan in accordance with the agreed payment schedule, we are exposed to U.S. dollar cash flow risks. To the extent that any payment due on the cross-currency swap contract is in a loss position on the date it is due and we do not receive a corresponding payment from our subsidiary, we will have to settle the contract in U.S. dollars equal to the amount of the loss. The payments on the cross-currency swap and the corresponding payments from our subsidiary are scheduled to be made quarterly, including principal and accrued interest, and begin on January 15, 2009 and end on October 15, 2013.

Contractual Obligations and Commercial Commitments

On January 2, 2008, we entered into a credit agreement providing for a senior secured revolving credit facility with Wells Fargo Foothill, LLC, as arranger, administrative agent, swing lender, and letter of credit issuer, and the other lenders party thereto (the “Credit Facility”).

The Credit Facility provides for a $10.0 million revolving line of credit commitment, which may be used (i) for revolving loans, (ii) for swing line advances, subject to a sublimit of $2.0 million and (iii) to request the issuance of letters of credit on our behalf, subject to a sublimit of $5.0 million. On April 2, 2008, as allowed under the facility, we requested and received an increase to the Credit Facility for $10.0 million, bringing the total Credit Facility to $20.0 million. The credit available under the Credit Facility was used to pay a portion of the purchase price for the acquisition of Océ Document Technologies GmbH as described in Note 7 to our unaudited condensed consolidated financial statements and to finance our ongoing working capital, capital expenditure, and general corporate needs. Upon the closing of the Credit Facility and during the first quarter of 2008 we obtained cash advances totaling $9.7 million. On April 3, 2008 we obtained an additional cash advance of $3.1 million.

We may, subject to applicable conditions, elect interest rates on our revolving borrowings calculated by reference to (i) the LIBOR rate (the “LIBOR Rate”) fixed for given interest periods, plus a margin determined by our average daily balance of the revolving loan usage during the preceding month or (ii) Wells Fargo Bank, National Association’s prime rate (or, if greater, the

CAPTARIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

average rate on overnight federal funds plus one half of one percent) (the “Base Rate”), plus a margin determined by our average daily balance of the revolving loan usage during the preceding month. For swing line borrowings, we will pay interest at the Base Rate, plus a margin determined by our average daily balance of the revolving loan usage during the preceding month. For borrowings made with the LIBOR Rate, the margin ranges from 250 to 275 basis points, while for borrowings made with the Base Rate, the margin ranges from 100 to 125 basis points. The weighted average interest rate on our outstanding loan balance during the quarter ended March 31, 2008 was 7.44%.

The Credit Facility matures on January 2, 2013, at which time all outstanding borrowings and accrued but unpaid interest must be repaid and all outstanding letters of credit must have been cash collateralized.

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

Interest rate risk

On January 2, 2008, we entered into a credit agreement providing for a senior secured revolving credit facility of $10.0 million. On April 2, 2008 we requested and received an increase to the Credit Facility for $10.0 million, bringing the total Credit Facility to $20.0 million. Upon closing of the credit facility and during the first quarter of 2008, we obtained cash advances totaling $9.7 million and on April 3, 2008 we obtained an additional cash advance of $3.1 million. The interest rate on the credit facility is based upon either: LIBOR plus an applicable margin, or the prime rate or base rate plus an applicable margin. The credit facility matures on January 2, 2013. See Note 11 in Notes to unaudited condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

Based on our outstanding credit facility obligation of $12.8 million as of the date of this report, assuming a hypothetical increase of 5%, 10% and 20% in interest rates over the next year, annualized interest expense would increase by approximately $640,000, $1.3 million and $2.6 million, respectively. Such potential increases are based on certain simplified assumptions, including an immediate, across-the-board increase in the level of interest rates with no other subsequent changes for the remainder of the periods.

Foreign currency risk

Currently, our U.S. sales and some international sales are denominated in U.S. dollars. We may also price our international sales to the United Kingdom in British pounds sterling, to Canada in Canadian dollars, to Australia in Australian dollars and to participating European Community countries in Euros. Increases in the value of the U.S. dollar against any local currencies could cause our U.S.-based products to become relatively more expensive to customers in a particular country or region, leading to reduced revenue or profitability in that country or region. We expect to continue to expand our international operations, particularly with the acquisition of CDT in January 2008, and accordingly, we expect our non-U.S.-dollar-denominated revenue, expenses, and intercompany balances and our exposure to gains and losses on international currency transactions will increase.

Based on the net foreign currency denominated balances held by our U.S. parent company at March 31, 2008 of $51.3 million, an assumed hypothetical 5%, 10% and 20% strengthening of the U.S. dollar in relation to the denominated foreign currencies would result in losses of $2.6 million, $5.1 million, and $10.3 million, respectively. We would record these losses in “other income (expense), net” in our Consolidated Statements of Operations.

CAPTARIS, INC.

In addition, the results of operations and financial condition of our international operations and subsidiaries are exposed to foreign exchange rate fluctuations due to translation to U.S. dollars for reporting purposes. Upon translation, operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of certain balances denominated in foreign currencies. For example, with respect to our net assets or net revenue denominated in currencies other than the U.S. dollar, a strengthening U.S. dollar would result in less net assets or net revenue when converted to U.S. dollars, which could have a material adverse impact on our financial condition or results of operations. Conversely, for an entity with various financial instruments denominated in a foreign currency in a net liability position and net expenses, a weakening in the U.S. dollar would result in more net liabilities or net expenses when converted to U.S. dollars. As we have expanded our international operations, and particularly with the acquisition of CDT in early January 2008, our exposure to these exchange rate risks has increased. As of the date of this report, a significant portion of our net assets are denominated in Euros and, to a lesser extent, in Canadian dollars, Australian dollars and British pounds sterling. Moreover, with the acquisition of CDT, a significant portion of our consolidated revenue and expenses will be denominated in Euros. Historically, we have not hedged our foreign currency translation risk, although we may do so in the future. We performed a sensitivity analysis assuming a hypothetical adverse movement in foreign exchange rates to the underlying foreign currency exposures for our asset and liability positions based in foreign currencies as of March 31, 2008. The sensitivity analysis indicated that a hypothetical 5%, 10% and 20% adverse movement in foreign currency exchange rates would result in a $388,000, $777,000 and $1.6 million, respectively, loss in fair values of foreign currency based assets and liabilities as of March 31, 2008 compared to a $411,000, $822,000 and $1.6 million, respectively, loss in fair values of foreign currency based assets and liabilities at March 31, 2007. Fluctuations in our foreign denominated assets and liabilities are recorded in “accumulated other comprehensive income (loss),” a separate component of stockholders’ equity.

In January 2008, we loaned our wholly-owned subsidiary CV GmbH, €31.6 million to finance the acquisition of CDT as well as pay on behalf of CDT approximately €3.1 million of profit-sharing CDT owed to its former owner. The loan accrues interest at a rate equal to the 3 months EURIBOR rate plus 2.75% per annum. Since the acquisition, and through the date of this report, the majority of our consolidated cash is held by CDT in Germany. We intend to have CDT remit its excess cash to Captaris in repayment of the intercompany loan. However, in accordance with capital maintenance rules under German law, CDT is prohibited from using its excess cash to satisfy its intercompany obligation except for the €3.1 million of profit-sharing Captaris paid to CDT’s former owner on behalf of CDT. We are in the process of merging CDT into CV GmbH, with CV GmbH being the surviving company. We expect the structure of the merger will allow CV GmbH to remit approximately €4.0 million ($6.3 million) of cash to Captaris in repayment of the intercompany loan. We expect the merger and remittance of the €4.0 million ($6.3 million) to occur late in the second quarter of 2008.

Until the intercompany loan is repaid, this loan exposes us to significant gains and losses from fluctuations in the exchange rate of Euros to U.S. dollars. To mitigate this risk, we entered into a foreign currency exchange forward contract, agreeing to sell approximately €31.6 million on April 4, 2008. On April 4, 2008 we recognized a cash loss of $3.1 million on the forward contract. This cash loss is offset by a non-cash gain of $3.1 million on the revaluation of the intercompany loan balance on April 4, 2008.

On April 9, 2008 our subsidiary, CDT, paid €2.7 million to Captaris reducing the outstanding intercompany loan balance to €29.6 million ($46.8 million) including accrued interest. The €2.7 million payment was comprised of €3.1 million for the repayment of the profit-sharing Captaris paid on CDT’s behalf to the Seller, net of additional purchase price paid to the Seller of €463,000. Pursuant to the Sale and Purchase Agreement, the purchase price paid at closing included a payment for CDT’s estimated cash balance on December 31, 2007 and included a provision to adjust the purchase price once CDT’s actual cash balance at December 31, 2007 could be determined. The additional purchase price of €463,000 represents the additional cash CDT held at December 31, 2007.

CAPTARIS, INC.

On April 30, 2008, to mitigate the majority of our foreign currency exposure on the outstanding intercompany loan, we entered into a cross-currency swap contract for a notional amount of €21.5 million and a forward currency contract with a maturity date of June 27, 2008 for a notional amount of €4.0 million. We expect to receive a €4.0 million payment from our subsidiary in June 2008 once the merger of CDT with CV GmbH, as discussed above, is completed. To the extent that this forward currency contract is in a loss position on the date it is due and we do not receive a corresponding payment from our subsidiary, we will have to settle the contract in U.S. dollars equal to the amount of the loss. The cross-currency swap payment dates and amounts match the amounts and dates we expect to receive payments on the loan from our subsidiary. If our subsidiary is unable to remit cash in repayment of the intercompany loan in accordance with the agreed payment schedule, we are exposed to U.S. dollar cash flow risks. To the extent that any payment due on the cross-currency swap contract is in a loss position on the date it is due and we do not receive a corresponding payment from our subsidiary, we will have to settle the contract in U.S. dollars equal to the amount of the loss. The payments on the cross-currency swap and the corresponding payments from our subsidiary are scheduled to be made quarterly, including principal and accrued interest, and begin on January 15, 2009 and end on October 15, 2013.

We performed a sensitivity analysis assuming a hypothetical adverse change in the value of the foreign currency forward contract discussed above. The sensitivity analysis indicated that a hypothetical 5%, 10% and 20% adverse movement in foreign currency exchange rates would result in a loss of $300,000, $624,000 and $1.2 million, respectively, as of March 31, 2008.

CAPTARIS, INC.

We performed a sensitivity analysis assuming a hypothetical adverse change in the value of the cross-currency swap contract discussed above. The sensitivity analysis indicated that a hypothetical 5%, 10% and 20% adverse movement in foreign currency exchange rates would result in a loss of $1.7 million, $3.4 million and $6.7 million, respectively, as of March 31, 2008.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, Captaris has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2008, the end of the period covered by this report. Based upon that evaluation, the chief executive officer and chief financial officer concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

As reported in our Annual Report on Form 10-K for the year ended December 31, 2007, Captaris has been involved in an ongoing lawsuit in Circuit Court in Cook County, Illinois. The lawsuit was filed by Travel 100 Group, Inc. (“Travel 100”), against Mediterranean Shipping Company (“Mediterranean”). The complaint alleges violations of the Telephone Consumer Protection Act in connection with the receipt of facsimile advertisements that were transmitted by MediaTel Corporation, a wholly owned subsidiary of Captaris, on behalf of travel service providers, including Mediterranean. All of the assets of MediaTel were sold to a subsidiary of PTEK Holdings, Inc. on September 1, 2003.

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

CAPTARIS, INC.

Item 1A.	RISK FACTORS

Our evaluation of strategic alternatives may not result in a definitive transaction or enhance shareholder value, and may create a distraction for our management and uncertainty that may adversely affect our operating results and business.

We have formed an independent board committee and retained financial and legal advisors to assist us in evaluating our strategic alternatives to further enhance shareholder value. As this evaluation is in its early stages, we are uncertain as to what strategic alternatives may be available to us, if any, whether we will elect to pursue any such strategic alternatives, whether we will be able to consummate a definitive transaction, and whether we will enhance shareholder value through this evaluation process. There are various uncertainties and risks relating to our evaluation of strategic alternatives and our ability to consummate a definitive transaction, including:

•

exploration of strategic alternatives may distract management from focusing our time and resources on our most promising assets and disrupt day-to-day operations, which could have a material adverse effect on our operating results and business;

•	the process of evaluating strategic alternatives may be time consuming and expensive and may result in the loss of business opportunities;

•	perceived uncertainties as to our future direction may result in increased difficulties in retaining key employees and recruiting new employees, particularly senior management;

•	perceived uncertainties as to our future may cause business partners to terminate, or not to renew or enter into, arrangements with us;

•	numerous factors, some of which are outside our control, including factors affecting the availability of financing for transactions or the financial markets in general; and

•	we may not be able to successfully achieve the benefits of any strategic alternative undertaken by us.

In addition, the market price of our common stock could be highly volatile for several months as we explore strategic alternatives and may continue to be more volatile if and when we announce that we are no longer evaluating strategic alternatives.

We are exposed to U.S. dollar cash flow risks in connection with our foreign currency hedging contracts.

As discussed in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Quantitative and Qualitative Disclosures About Market Risk,” in April 2008, to mitigate the majority of our foreign currency exposure on our outstanding intercompany loan to our wholly-owned German subsidiary, CV GmbH, we entered into a cross-currency swap contract for a notional amount of €21.5 million and a forward currency contract with a maturity date of June 27, 2008 for a notional amount of €4.0 million. We expect to receive a €4.0 million payment from our subsidiary in June once the merger of CDT with CV GmbH is completed. The cross-currency swap payment dates and amounts match the amounts and dates we expect to receive payments on the loan from our subsidiary. However, if our subsidiary is unable to remit cash in repayment of the intercompany loan in accordance with the agreed payment schedule, we are exposed to U.S. dollar cash flow risks. To the extent that any payment due on the forward currency contract or the cross-currency swap contract is in a loss position on the date it is due and we do not receive a corresponding payment from our subsidiary, we will have to settle the contract in U.S. dollars equal to the amount of the loss, which could have a material adverse effect on our financial condition, results of operations, cash flows and liquidity.

With the exception of the risk factors above, there have been no material changes that we are aware of from the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 17, 2008.

CAPTARIS, INC.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarters ended March 31, 2008 and 2007, we repurchased 36,000 and 361,900 of our common shares for $138,000 and $2.6 million, respectively. The following table summarizes information regarding shares repurchased during the quarter ended March 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1 through 31, 2008	21,000	$4.00	21,000	$9,507,697
February 1 through 29, 2008	12,000	$3.49	12,000	$9,465,832
March 1 through 31, 2008	3,000	$4.19	3,000	$9,453,257

Total	36,000	$3.85	36,000	$9,453,257

(1)	On June 8, 2006, our Board of Directors authorized us to enter into a Rule 10b5-1 plan to facilitate the repurchase of our common shares in accordance with our previously announced stock repurchase plan pursuant to which we were authorized to repurchase approximately $15 million in shares of our common stock. A Rule 10b5-1 repurchase plan allows the purchase of our common shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods. The stock repurchase plan will continue until the earlier of (a) such time when the maximum dollar amount authorized has been utilized or (b) our Board of Directors elects to discontinue the stock repurchase plan. We may repurchase shares in the future subject to the rules of our 10b5-1 repurchase plan and in the case of any discretionary purchases outside of the plan, subject to open trading windows, overall market conditions, our stock price and our cash position and other requirements.

Item 6.	EXHIBITS

3(ii)+	Amended and Restated Bylaws of Captaris, Inc., as amended on September 30, 2007, March 30, 2008 and April 3, 2008

10.1+*	Captaris, Inc. 2008 Incentive Plan.

10.2+*	Second Amendment to Change of Control Agreement, dated as of March 25, 2008, between David P. Anastasi and Captaris, Inc.

10.3+*	Second Amendment to Change of Control Agreement, dated as of March 25, 2008, between Peter Papano and Captaris, Inc.

10.4+*	Change in Control Agreement, dated as of March 17, 2008, between Paul Yantus and Captaris, Inc.

10.5+*	Change in Control Agreement, dated as of March 22, 2008, between Doug Anderson and Captaris, Inc.

10.6+*	Captaris, Inc. Executive Severance Pay Plan, as amended through March 13, 2008.

10.7+*	2008 Sales Commission Plan for Doug Anderson.

10.8+*	Captaris, Inc. Summary of Nonemployee Director Compensation.

10.9	Credit Agreement, dated January 2, 2008, among Captaris, Inc., as borrower, Wells Fargo Foothill, LLC, as arranger, administrative agent, swing lender, and letter of credit issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Captaris’s Form 8-K (File No. 0-25186) filed on January 8, 2008).

31.1+	Rule 13a-14(a) Certification (Chief Executive Officer)

31.2+	Rule 13a-14(a) Certification (Chief Financial Officer)

32.1+	Section 1350 Certification (Chief Executive Officer)

32.2+	Section 1350 Certification (Chief Financial Officer)

+	Filed herewith.
*	Management contract or compensatory plan or arrangement.

CAPTARIS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of May 2008.

CAPTARIS, INC.

By:	/s/ Peter Papano
Peter Papano Chief Financial Officer and Treasurer