Form 10-Q
period 2008-06-30
CAPTARIS INC
filed 2008-08-08
CIK 931784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

(425) 455-6000

(Registrant’s telephone number, including area code)

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

The number of outstanding shares of the registrant’s common stock as of July 31, 2008 was 26,470,324.

CAPTARIS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2008

CAPTARIS, INC.

Forward-Looking Statements

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

More information about factors that potentially could affect Captaris’s financial results is included under Part I, Item 1A “Risk Factors” in our most recent Annual Report on Form 10-K and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed by us with the Securities and Exchange Commission (“SEC”). Readers are cautioned not to place undue reliance upon these forward-looking statements that speak only as to the date of this report. Except as required by law, Captaris undertakes no obligation to update any forward-looking or other statements in this report whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CAPTARIS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2008 (Unaudited)	December 31, 2007 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$29,667	$46,182
Restricted cash	—	1,000
Accounts receivable, net	22,089	19,348
Inventories	2,647	1,681
Prepaid expenses and other current assets	2,981	4,564
Income tax receivable and current deferred tax assets, net	3,612	3,527

Total current assets	60,996	76,302
Other long-term assets	1,151	847
Equipment and leasehold improvements, net	10,508	7,735
Intangible assets, net	30,339	11,748
Goodwill	56,767	37,522
Long-term deferred tax assets, net	4,130	5,344

Total assets	$163,891	$139,498

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,669	$8,621
Accrued compensation and benefits	6,733	5,528
Other accrued liabilities	2,985	1,706
Income taxes payable	74	327
Deferred revenue	25,821	22,747

Total current liabilities	44,282	38,929
Other long-term accrued liabilities	1,044	696
Long-term deferred revenue	5,321	5,962
Pension and other long-term employee benefit obligations	19,913	—
Bank loan	8,072	—

Total liabilities	78,632	45,587

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 2,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 120,000 shares authorized; 26,470 and 26,378 issued and outstanding, respectively	265	264
Additional paid-in capital	42,118	40,971
Retained earnings	40,599	49,961
Accumulated other comprehensive income	2,277	2,715

Total shareholders’ equity	85,259	93,911

Total liabilities and shareholders’ equity	$163,891	$139,498

See the accompanying notes to unaudited consolidated financial statements.

CAPTARIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenue	$32,098	$22,966	$60,017	$43,479
Cost of revenue	10,307	6,893	20,060	13,151

Gross profit	21,791	16,073	39,957	30,328
Operating expenses:
Research and development	6,193	3,633	12,544	6,819
Selling and marketing	12,392	8,900	24,614	17,178
General and administrative	6,265	4,102	12,726	8,818
Amortization of intangible assets	694	142	1,358	283
In-process research and development	54	—	1,278	—
Gain on sale of discontinued product line CallXpress	—	—	—	(1,000)

Total operating expenses	25,598	16,777	52,520	32,098

Operating loss	(3,807)	(704)	(12,563)	(1,770)

Other income (expense):
Interest income	197	548	468	1,123
Interest expense	(736)	—	(1,176)	—
Other income (expense), net	(544)	82	(70)	226

Other income (expense)	(1,083)	630	(778)	1,349

Loss from continuing operations before income tax (benefit) expense	(4,890)	(74)	(13,341)	(421)
Income tax (benefit) expense	(2,175)	90	(3,980)	6

Loss from continuing operations	(2,715)	(164)	(9,361)	(427)

Discontinued operations:
Loss on sale of MediaTel assets, net of income tax benefit	0	(1)	(1)	(3)

Loss from discontinued operations	0	(1)	(1)	(3)

Net loss	$(2,715)	$(165)	$(9,362)	$(430)

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.10)	$(0.01)	$(0.35)	$(0.02)
Loss from discontinued operations	0.00	(0.00)	(0.00)	(0.00)

Basic and diluted net loss	$(0.10)	$(0.01)	$(0.35)	$(0.02)

Weighted average shares used in computation of:
Basic net loss per share	26,532	27,223	26,469	27,368
Diluted net loss per share	26,532	27,223	26,469	27,368

See the accompanying notes to unaudited consolidated financial statements.

CAPTARIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(9,362)	$(430)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	1,766	1,317
Amortization	3,547	1,244
Stock-based compensation expense	752	532
Gain on foreign currency revaluation	(3,765)	—
Loss on derivative instrument	991	—
Pension and long-term employee benefit expense	1,029	—
Provision for doubtful accounts	169	15
In-process research and development	1,278	—
Loss on disposition of assets	115	58
Deferred income tax benefit	(3,980)	(605)
Changes in assets and liabilities (net of acquired assets and liabilities):
Accounts receivable	2,695	5,995
Inventories	(387)	347
Prepaid expenses and other assets	1,362	(1,038)
Income tax receivable	—	(100)
Accounts payable	(1,676)	(909)
Accrued compensation and benefits	(981)	(937)
Other accrued liabilities	(450)	(57)
Income taxes payable	(8)	103
Pension liability	(145)	—
Deferred revenue	412	1,290

Net cash (used in) provided by operating activities	(6,638)	6,825

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(3,793)	(2,433)
Purchase of investments	—	(16,569)
Purchase of CDT	(17,926)	—
Proceeds from disposals of assets	35	55
Proceeds from sales and maturities of investments	4	21,683

Net cash (used in) provided by investing activities	(21,680)	2,736

Cash flows from financing activities:
Proceeds from bank loan	13,073	—
Repayments on bank loan	(5,000)	—
Proceeds from release of restricted cash	1,000	—
Proceeds from exercise of common stock options	520	2,037
Repurchase of common stock	(138)	(4,895)
Excess tax benefits from stock-based compensation	14	294

Net cash provided by (used in) financing activities	9,469	(2,564)

Net (decrease) increase in cash	(18,849)	6,997
Effect of exchange rate changes on cash	2,334	(33)
Cash and cash equivalents at beginning of period	46,182	10,695

Cash and cash equivalents at end of period	$29,667	$17,659

Supplemental disclosures:
Cash paid during the period for income taxes	$215	$199

CDT acquisition:
Fair value of assets acquired	$48,173	$—
Cash paid	(17,926)	—

Liabilities assumed	$30,247	$—

Software acquired with three year payment terms:
Fair value of software acquired	$—	$935
Cash paid	—	(301)

Liability assumed	$—	$634

See the accompanying notes to unaudited consolidated financial statements.

CAPTARIS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity	Total Comprehensive Loss
Balance at December 31, 2007	26,378,044	$264	$40,971	$2,715	$49,961	$93,911	$—
Exercise of stock options	127,700	1	519	—	—	520	—
Repurchase of common stock	(36,000)	—	(138)	—	—	(138)	—
Stock-based compensation expense	—	—	752	—	—	752	—
Stock-based compensation tax benefit	—	—	14	—	—	14	—
Foreign currency translation adjustment	—	—	—	(438)	—	(438)	(438)
Net loss	—	—	—	—	(9,362)	(9,362)	(9,362)

Balance at June 30, 2008	26,469,744	$265	$42,118	$2,277	$40,599	$85,259	$(9,800)

See the accompanying notes to unaudited consolidated financial statements.

CAPTARIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation and Preparation

The accompanying unaudited consolidated financial statements as of June 30, 2008, and for the quarters and six months ended June 30, 2008 and 2007 and audited balance sheet as of December 31, 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements have been omitted for interim financial information in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments and accruals, necessary for a fair presentation of our financial condition, results of operations and cash flows for the periods indicated.

Principles of Consolidation

These unaudited consolidated financial statements include the accounts of Captaris, Inc. and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Since we acquired Captaris Document Technologies GmbH (“CDT”) on January 4, 2008 and through the date of this report, the majority of our consolidated cash and cash equivalents are held by CDT in Germany. The cash and cash equivalents held by CDT can be used for general business purposes in Germany.

When we acquired CDT, we did so through a wholly-owned subsidiary, Captaris Verwaltungs GmbH (“CVG”). We loaned CVG the funds to purchase CDT’s shares. Because CVG is a holding company with no operations, it had no cash. CDT, on the other hand, is an operating company with cash. Until recently, CDT was restricted from making distribution or loans to CVG to allow CVG to repay the intercompany loan to us. This was due to more restrictive capital maintenance rules under German law that apply to distributions or loans to shareholders.

On June 27, 2008, CDT and CVG entered into a merger agreement under which CDT has merged into CVG, with CVG as the surviving corporation. As a result of the merger, CVG is both the borrower under the intercompany loan from us and is an operating company with cash. After the merger, the more permissive rules under German law applicable to repayment of a loan from a shareholder will apply.

In connection with the merger, CDT made a payment of €4.0 million to us on behalf of CVG and this payment reduced the intercompany loan balance. We also made a €3.0 million equity contribution into the surviving corporation by forgiving a portion of the intercompany loan balance for this amount. When combined with an earlier payment of €2.7 million that CVG paid to us, the intercompany loan balance was reduced by €9.7 million. The remaining intercompany balance is scheduled to be repaid quarterly, including principal and accrued interest, beginning on January 15, 2009 and ending on October 18, 2013 as long as the liquidity of the surviving company is sufficient to carry out its operations. (See Note 7).

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

Inventories consisted of the following:

(in thousands)	June 30, 2008	December 31, 2007
Finished goods	$1,656	$1,131
Components	991	550

	$2,647	$1,681

Business Combinations

We include the results of operations of acquired businesses from the date of acquisition. We record net assets acquired at their fair value at the date of acquisition. We include the excess of the purchase price over the fair value of net assets acquired as goodwill in the accompanying unaudited consolidated balance sheets.

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

Seasonality

Our results of operations may fluctuate as a result of seasonal variabilities. In recent years, our product lines have experienced seasonality with a decline in revenue during the first quarter compared to the prior year’s fourth quarter, building gradually during the second and third quarters, and ending with the fourth quarter as our largest quarter for revenue. Revenue from our international customers generally reflects less seasonal variabilities as compared to our North America customers.

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

Impairment of Intangibles

We periodically review our intangibles that are more likely than not to be sold or otherwise disposed of before the end of the asset’s previously estimated useful life to determine if there is any impairment of these assets. We assess the impairment of these assets, or the need to accelerate amortization, whenever events or changes in circumstances indicate that the asset carrying value may not be recoverable. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our intangibles. We determined that no impairment indicators were present during the second quarter of 2008; therefore, we have not evaluated our intangible assets for impairment as of June 30, 2008. Future events could cause us to conclude that impairment indicators exist and that the assets should be reviewed to determine their fair value. We assess the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Fair value is generally determined based on a valuation process that provides an estimate of a fair value of these assets using a discounted cash flow model, which includes many assumptions and estimates. Once the valuation is determined, we will write down these assets to their determined fair value, if necessary. Any write-down could have a material adverse effect on our financial condition and results of operations.

Derivative Instruments

We record the fair value of derivative instruments in our consolidated financial statements in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended. We use derivative instruments to manage certain foreign currency risks. We record the changes in the fair value of derivative instruments in our consolidated statements of operations in other income (expense), net in the current period. We do not hold or issue financial instruments for speculative or trading purposes. For additional information about derivative instruments, see Note 8.

Postretirement Obligations

Pension Plan

CDT sponsors an unfunded defined benefit pension plan covering substantially all employees. Benefits under the pension plan are generally based on age at retirement, years of service and the employee’s annual earnings. The net periodic cost of our pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. If gains and losses, which occur when actual experience differs from actuarial assumptions, exceed ten percent of plan liabilities, we amortize them over the average future service period of employees.

Long-term Employee Benefit Obligations

Anniversary Plan

CDT sponsors an unfunded defined benefit plan for our long-tenured employees (“Anniversary” plan). Benefits under the Anniversary plan are generally based on employees’ compensation and the number of years of service. The net periodic cost of our Anniversary plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated salary increases.

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

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, including vested stock units. Diluted net loss per common share is computed by dividing net loss by the sum of (a) the basic weighted average number of shares of common stock outstanding during the period and (b) additional shares that would have been issued, including unvested stock units, had all dilutive options been exercised less shares that would be repurchased with the proceeds from such exercises. Dilutive options are those that have an exercise price less than the average stock price during the period. For the quarters ended June 30, 2008 and 2007, we excluded 325,888 and 562,534, respectively, and for the six months ended June 30, 2008 and 2007, we excluded 253,149 and 1,001,964, respectively, of common stock equivalents from the calculation of diluted net loss per share. Since we are reporting a loss from continuing operations for both periods presented, the effect of these additional shares is anti-dilutive and therefore, the number of shares in the calculation of basic and diluted net loss per common share is the same.

The following table sets forth the computation of basic and diluted net loss per common share:

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
(in thousands, except per share amounts)
Numerator:
Loss from continuing operations	$(2,715)	$(164)	$(9,361)	$(427)
Loss from discontinued operations	0	(1)	(1)	(3)

Net loss	$(2,715)	$(165)	$(9,362)	$(430)

Denominator:
Weighted average shares outstanding – basic	26,532	27,223	26,469	27,368
Dilutive effect of common shares from stock options and stock units	—	—	—	—

Weighted average shares outstanding – basic and diluted	26,532	27,223	26,469	27,368

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.10)	$(0.01)	$(0.35)	$(0.02)
Loss from discontinued operations	0.00	(0.00)	(0.00)	(0.00)

Basic and diluted net loss	$(0.10)	$(0.01)	$(0.35)	$(0.02)

Employee stock options to purchase 3,859,769 and 3,423,991 common shares for the quarters ended June 30, 2008 and 2007, respectively, and 4,082,490 and 782,710 common shares for the six months ended June 30, 2008 and 2007, respectively, were outstanding, but were not included in the computation of diluted net loss per share because the exercise price of the stock options was greater than the average share price of the common shares; therefore, the effect would have been anti-dilutive.

Reclassifications

We have reclassified certain amounts in prior periods to conform to the current period’s presentation.

2. Segment Reporting

For segment reporting purposes, we operate as one segment. Revenue by geographic region, as determined by shipping destination, are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
(in thousands)
North America	$19,086	$16,595	$36,895	$31,839
Europe	9,807	2,968	17,098	5,450
Asia Pacific	1,464	1,811	2,697	3,238
Rest of world	1,741	1,592	3,327	2,952

Total net revenue	$32,098	$22,966	$60,017	$43,479

Revenue from the rest of world consists primarily of sales to the Middle East, Africa, India and countries in the Latin America region. Revenue for the United States was $18.4 million and $15.8 million for the quarters ended June 30, 2008 and 2007, respectively, and $35.2 million and $30.2 million for the six months ended June 30, 2008 and 2007, respectively. No single customer represented more than 10% of our net revenue for the quarters and six months ended June 30, 2008 and 2007. Our operating results for the quarter and six months ended June 30, 2008 include CDT’s revenues since we acquired CDT on January 4, 2008. See Note 7.

3. Stock-Based Compensation

Included in stock-based compensation are expenses relating to both our stock options and our stock units. The amount of stock-based compensation expense, net of forfeitures, recognized during the quarters ended June 30, 2008 and 2007 was $356,000 and $339,000, respectively, and $752,000 and $532,000 during the six months ended June 30, 2008 and 2007, respectively. Total unamortized compensation expense at June 30, 2008 was $3.8 million, net of forfeitures, which will be recognized over a weighted average period of three years.

The following table summarizes the allocation of stock-based compensation to our expense categories for the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Cost of revenue	$3	$6	$10	$10
Research and development	59	28	115	39
Selling and marketing	58	57	120	86
General and administrative	236	248	507	397

Total stock-based compensation expense	$356	$339	$752	$532

The following weighted average assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted in the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.68%	4.92%	2.55%	4.64%
Expected volatility	47.67%	40.53%	46.28%	41.75%
Expected term	5.27	5.27	5.27	5.27

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

Our stock price volatility and expected term reflect our best estimates, both of which impact the fair value of an option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. SFAS No. 123(R) also requires that we recognize compensation expense for only the portion of options expected to vest; therefore, we applied an estimated forfeiture rate that we derived from historical employee termination behavior. If the actual number of forfeitures differs from our estimates, additional adjustments to compensation expense may be required in future periods.

Stock Options

Stock-based compensation expense related to stock options was $247,000 and $259,000 during the quarters ended June 30, 2008 and 2007, respectively, and $546,000 and $402,000 during the six months ended June 30, 2008 and 2007, respectively. At June 30, 2008, total unamortized deferred compensation costs related to stock options was $2.8 million, net of estimated forfeitures. Total unamortized deferred compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of three years.

A summary of the status of our stock option plans at June 30, 2008, and the changes during the six months then ended, is presented in the following table:

	Options and Stock Units Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Beginning of period at December 31, 2007	1,949,450	5,372,162	$5.11	6.28
Granted (1)	(638,047)	240,500	3.61
Exercised	—	(125,200)	4.15
Cancelled	550,103	—
Forfeited	—	(184,628)	4.75
Expired	(145,016)	(320,975)	5.62

End of period	1,716,490	4,981,859	5.04	6.08

Vested and expected to vest at June 30, 2008		4,654,966	5.06	5.92

Exercisable at June 30, 2008		3,528,595	5.14	5.10

(1)

The difference in shares granted under options available for grant and number of options outstanding is due to stock unit grants. In accordance with the 2006 Plan, each stock unit granted is to be counted as two shares against the number of shares available for issuance.

During the quarters ended June 30, 2008 and 2007, we granted 10,000 and 264,020 options, respectively, with a weighted average Black-Scholes fair value of $1.90 and $2.24 per share, respectively. During the six months ended June 30, 2008 and 2007, we granted 240,500 and 972,695 options, respectively, with a weighted average Black-Scholes fair value of $1.60 and $2.50 per share, respectively.

The intrinsic value of options exercised during the second quarters of 2008 and 2007, was $23,000 and $425,000, respectively, and $39,000 and $841,000 for the six months ended June 30, 2008 and 2007, respectively. The aggregate intrinsic value of options outstanding, options vested and expected to vest and options exercisable as of June 30, 2008, was $653,000, $596,000 and $453,000, respectively. The intrinsic value is calculated as the difference between the market value of our common stock as of June 30, 2008 and the exercise price of the options. The market value on June 30, 2008 was $4.07 which was based on the average of the high and low stock price as reported by The Nasdaq Global Market.

Stock Units

Compensation expense related to stock units was $109,000 and $80,000 for the quarters ended June 30, 2008 and 2007, respectively, and $206,000 and $130,000 for the six months ended June 30, 2008 and 2007, respectively.

Information related to non-vested stock units at June 30, 2008 is as follows:

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (in years)
Non-vested at beginning of period	195,081	$5.31	3.14
Awarded	198,774	3.60
Released	(2,500)	4.69
Canceled	(22,250)	3.59

Outstanding at end of period	369,105	4.50	2.71

Ending vested and expected to vest	268,111	4.56	2.58

Exercisable	90,155	4.69

The aggregate intrinsic value of stock units outstanding, vested or expected to vest, and exercisable as of June 30, 2008 was $1.5 million, $724,000 and $367,000, respectively.

Total unamortized deferred compensation expense related to stock units at June 30, 2008 was $1.0 million, net of estimated forfeitures, which will be recognized over a weighted average period of four years.

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

Pursuant to our repurchase plan, during the quarters ended June 30, 2008 and 2007, we repurchased 0 and 400,000 of our common shares for $0 and $2.2 million, respectively. During the six months ended June 30, 2008 and 2007, we repurchased 36,000 and 761,900 of our common shares for $138,000 and $4.9 million, respectively. At June 30, 2008, approximately $9.5 million was available under our repurchase plan. We may repurchase shares in the future subject to the rules of our 10b5-1 repurchase plan and in the case of any discretionary purchases outside of the plan, subject to open trading windows, overall market conditions, our stock price and our cash position and other requirements. The repurchase plan will continue until the earlier of (a) such time when the maximum dollar amount authorized has been utilized or (b) our Board of Directors elects to discontinue the repurchase plan.

5. Commitments and Contingencies

In the normal course of our business, we are periodically involved in litigation or claims including patent infringement claims. We follow the provisions of SFAS No. 5, Accounting for Contingencies, to record litigation or claim-related expenses. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. We accrue for settlements when the outcome is probable and the amount or range of the settlement can be reasonably estimated. In addition to our judgments and use of estimates, there are inherent uncertainties surrounding litigation and claims that could result in actual settlement amounts that differ materially from estimates. We expense our legal costs associated with these matters when incurred.

Management Incentive Retention Plan

On April 23, 2008, the Board of Directors approved the Management Incentive Retention Plan (“Plan”). The purpose of the Plan is to provide an incentive to key management employees and others providing services to us to maximize our valuation and to provide continuity of management in connection with the period prior to a potential change in control. The Plan is an unfunded plan and any benefits provided for in the Plan will be paid from our general assets.

Participants in the Plan will be eligible to receive a cash bonus from us or our successor upon consummation of a change in control, subject to certain conditions. Participants in the Plan include all of our current executive officers as well as certain other members of management. The bonus pool to be established under the Plan will be equal to 1.5% of the change in control price (defined as the aggregate value paid for all of our equity or assets, including debt assumed in connection with such transaction) which must exceed $125 million. The Plan administrator is not required to award the entire pool to participants and may, at its sole discretion, choose to award bonuses to each participant in the range of 0% to 200% of base salary.

The Board has the absolute and unconditional right to amend or terminate the Plan. The Plan will automatically terminate on the Termination Date (defined as the closing date of the change in control prior to October 23, 2009 or a later date designated by the Plan administrator), if the closing date of the change in control has not occurred on or before the Termination Date. As of June 30, 2008, we have not accrued any such cash bonuses as the amounts cannot be reasonably estimated.

6. Comprehensive Income (Loss)

Total comprehensive loss for the quarter ended June 30, 2008 was $2.8 million and total comprehensive income for the quarter ended June 30, 2007 was $497,000. Total comprehensive loss for the six months ended June 30, 2008 was $9.8 million and total comprehensive income for the six months ended June 30, 2007 was $276,000. The primary difference between net loss as reported and comprehensive income (loss) is foreign currency translation adjustments in 2008, and foreign currency translation adjustments and unrealized gains (losses), net of income taxes, on our investment portfolio in 2007.

7. Business Combination and Intercompany Loan

To increase our product portfolio and expand our presence in the document capture market, on January 4, 2008, our wholly-owned subsidiary, CVG, a German limited liability company, acquired Océ Document Technologies GmbH (“ODT”), pursuant to a Sale and Purchase Agreement (the “SPA”) by and between CVG and Océ Deutschland Holding GmbH & Co. KG, a German limited partnership (the “Seller”), dated December 20, 2007. Under the terms of the SPA, CVG acquired all of the outstanding equity of ODT from the Seller, and ODT became a wholly-owned subsidiary of CVG and an indirect wholly-owned subsidiary of Captaris. After our acquisition, we re-named ODT to Captaris Document Technologies GmbH (“CDT”).

Under the terms of the acquisition agreement, CVG acquired CDT for a purchase price of approximately $17.9 million, net of CDT’s cash balance as of the closing of approximately $32.0 million, including transaction costs of $2.8 million plus assumed liabilities of $30.2 million. The assumed liabilities include $18.1 million in future retirement and employee benefit obligations, deferred revenue of $1.8 million and accounts payable and accrued liabilities of $10.3 million. The acquisition of CDT has been accounted for as a purchase. We recognized a $1.3 million charge for acquired in-process research and development.

On January 2, 2008, we loaned our wholly-owned subsidiary, CVG, €31.6 million to finance the acquisition of CDT as well as pay on behalf of CDT approximately €3.1 million of profit-sharing owed to its former parent company. The loan accrues interest at a rate equal to the 3 months EURIBOR rate plus 2.75% per annum. Pursuant to the SPA, the purchase price at closing included a payment for CDT’s estimated cash balance on December 31, 2007 and included a provision to adjust the purchase price once CDT’s actual cash balance at December 31, 2007 could be determined. The additional purchase price of €463,000 represents the additional cash CDT held at December 31, 2007.

In accordance with SFAS No. 141, Business Combinations, all acquired identifiable assets and liabilities were assigned a portion of the cost of the acquisition based on their respective fair values. In our allocation of purchase price to all identifiable assets acquired in connection with the CDT acquisition, management evaluated various criteria and assumptions. When estimating the fair value for all identifiable intangible assets acquired in connection with this acquisition, our evaluation included the preparation of financial projections, supporting financial data and consideration of a number of factors, including the analysis of a third-party valuation firm. The third-party valuation firm was provided with the data and analysis management utilized in their evaluation, and drafts of their conclusions were reviewed by management prior to making the allocation. Management is responsible for the appropriateness of the estimated fair values allocated to the identifiable intangible assets.

We estimated fair value for all identifiable intangible assets including technology, trade names and customer relationships, using an income and a cost approach. At March 31, 2008, we completed a preliminary analysis of the value of the intangible assets acquired. During the three months ended June 30, 2008, we revised the results of our preliminary analysis and made minor adjustments to the valuation of identifiable intangible assets. The determination of fair value is a critical and complex consideration that involves significant assumptions and estimates. These assumptions and estimates in our preliminary analysis were based on our best judgments and resulted in the allocation of purchase price for this acquisition as detailed below. The purchase price allocation below is subject to our finalization of the valuation of intangible assets and other assets acquired and liabilities assumed which may result in changes to the reported fair values of the acquired assets. The excess of the purchase price over the preliminary fair value of the assets acquired was allocated to goodwill. Based on our preliminary analysis, we have allocated $18.1 million to goodwill and it is not deductible for tax purposes.

CDT Preliminary Purchase Price Allocation:	(in thousands)
Acquired intangibles	$20,725
Goodwill	18,054
Other assets	8,116
Acquired in-process research and development	1,278

Total purchase price	$48,173

The following table presents details of the intangible assets acquired (in thousands, except number of years):

	Assigned Value	Weighted- average amortization period (in years)
Technology	$14,796	6.7
Trade names	600	7.0
Customer relationships	5,329	4.0

Total	$20,725	6.0

All identified amortizable intangible assets will be amortized on a straight-line basis over their estimated useful lives, ranging from 4 to 7 years, with no residual value. Using the June 30, 2008 exchange rate of $1.5748 U.S. dollars to Euros, we will recognize amortization expense for these intangible assets of approximately $2.0 million for the remainder of 2008, $3.9 million in 2009, $3.9 million in 2010, $3.9 million in 2011, $2.5 million in 2012, $1.9 million in 2013 and $1.9 million in 2014.

CDT was combined in our single business segment and our results of operations include CDT’s results of operations for the period from January 4, 2008 to June 30, 2008, including an in-process research and development charge of $1.3 million.

The following unaudited pro forma information represents the results of operations for Captaris, inclusive of CDT, for the quarter and six months ended June 30, 2007, as if the acquisition had been consummated as of January 1, 2007. Pro forma information for the six months ended June 30, 2008 is not materially different than our actual results reported for the six months ended June 30, 2008. The pro forma information presented below does not purport to be indicative of what may occur in the future. In addition, the pro forma information presented below includes a charge for non-recurring acquired in-process research and development of $1.3 million.

	Quarter Ended June 30, 2007	Six Months Ended June 30, 2007
	(in thousands, except per share amounts)
	(Unaudited)
Net revenue	$29,482	$57,012

Income (loss) from continuing operations	$223	$(1,899)
Loss from discontinued operations	(1)	(3)

Net income (loss)	$222	$(1,902)

Denominator:
Weighted average shares outstanding – basic	27,223	27,368
Dilutive effect of common shares from stock options and stock units	563	—

Weighted average shares outstanding – diluted	27,786	27,368

Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.01	$(0.07)
Loss from discontinued operations	(0.00)	(0.00)

Basic net income (loss)	$0.01	$(0.07)

	Quarter Ended June 30, 2007	Six Months Ended June 30, 2007
	(in thousands, except per share amounts)
	(Unaudited)
Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.01	$(0.07)
Loss from discontinued operations	(0.00)	(0.00)

Diluted net income (loss)	$0.01	$(0.07)

8. Derivative Instruments

In 2008, we purchased foreign currency exchange forward contracts and a cross-currency swap contract to mitigate the foreign currency risk on the intercompany loan we made to CVG. See Note 7. Our foreign currency exchange forward contracts and cross-currency swap contract are derivative instruments and are re-measured at fair value each reporting period. The fair values of our foreign currency exchange forward contracts are determined based on the Euro/U.S. dollar exchange rate. The fair value of the cross-currency swap is determined based on the market interest rates and the Euro/U.S. dollar exchange rate. As such, we record the total change in fair value of our derivative instruments in our consolidated statements of operations each period to offset the gains or losses related to transactional re-measurement of the intercompany loan.

Foreign currency exchange forward contracts

On January 2, 2008, we loaned our wholly-owned subsidiary, CVG, €31.6 million to finance the acquisition of CDT as well as pay on behalf of CDT approximately €3.1 million of profit-sharing CDT owed to its former owner. The loan accrues interest at a rate equal to the 3 months EURIBOR rate plus 2.75% per annum. We intend to have CDT remit its excess cash to us in repayment of the intercompany loan on behalf of CVG. CVG is a holding company with no operations and therefore has no cash. CDT, on the other hand, is an operating company with cash. However, until recently, CDT was restricted from making distributions or loans to CVG to allow CVG to repay the intercompany loan from us, except for the €3.1 million of profit-sharing we paid to CDT’s former owner on behalf of CDT. This was due to the more restrictive capital maintenance rules under German law that apply to distributions or loans to shareholders.

Until the intercompany loan is repaid, this loan exposes us to significant gains and losses from fluctuations in the exchange rate of Euros to U.S. dollars. To mitigate the risk of a decline in the value of the Euro to the dollar, on January 11, 2008, we entered into a foreign currency exchange forward contract, agreeing to sell approximately €31.6 million on April 4, 2008 at an exchange rate of $1.4721 per Euro. On April 4, 2008, when the exchange rate was $1.5697 per Euro, we realized a loss of $3.1 million on the foreign currency exchange forward contract and paid the bank $3.1 million to settle the contract. This cash loss was offset by a non-cash gain of $3.1 million on the revaluation of the intercompany loan balance on April 4, 2008.

On April 3, 2008, to mitigate our foreign currency exposure on the anticipated repayments of the intercompany loan, we entered into two foreign currency exchange forward contracts with maturity dates of April 11, 2008 and June 27, 2008 for notional amounts of €3.0 million and €4.0 million, respectively, at exchange rates of $1.5683 per Euro and $1.5601 per Euro, respectively.

On April 9, 2008, CDT, paid us €2.7 million reducing the outstanding intercompany loan balance to €28.9 million ($46.8 million) including accrued interest. The €2.7 million payment was comprised of €3.1 million for the repayment of the profit-sharing we paid on CDT’s behalf to the Seller, net of additional purchase price paid to the Seller of €463,000. Pursuant to the Sale and Purchase Agreement, the purchase price paid at closing included a payment for CDT’s estimated cash balance on December 31, 2007 and included a provision to adjust the purchase price once CDT’s actual cash balance at December 31, 2007 could be determined. The additional purchase price of €463,000 represents the additional cash CDT held at December 31, 2007. Upon receipt of this intercompany loan repayment from CDT, we settled the foreign currency exchange forward contract with a maturity date of April 11, 2008 with the bank.

On June 27, 2008, CDT and CVG entered into a merger agreement under which CDT has merged into CVG with CVG as the surviving corporation. As a result of the merger, CVG is both the borrower under the intercompany loan from us and is also an operating company with cash. After the merger, the more permissive rules under German law applicable to repayment of a loan from a shareholder apply.

In connection with the merger, CDT made a payment of €4.0 million to us which reduced the intercompany loan balance. We also made an equity contribution of €3.0 million into the surviving corporation by forgiving a portion of the intercompany loan balance for this amount. Upon receipt of the €4.0 million intercompany loan repayment from CDT, we settled the foreign currency exchange forward contract with a maturity date of June 27, 2008 with the bank.

Also in connection with the merger, we entered into a subordination agreement with CVG whereby €10.0 million of the intercompany loan, including accrued interest, was subordinated to all claims by other CVG’s creditors. According to the capital maintenance rules under German law, net equity including net income (loss) from operations must be maintained as a positive amount while repaying a loan from a shareholder, referred to as the “over-indebtedness rule. “ The subordinated amount may be treated as equity instead of debt for the purposes of calculating this amount.

As of June 30, 2008, all of our foreign currency exchange forward contracts were settled with the bank.

Cross-currency swap contract

On April 29, 2008, to mitigate the majority of our foreign currency exposure on the outstanding intercompany loan, we entered into a cross-currency swap contract for a notional amount of €21.5 million. Under the terms of the cross-currency swap, during the period ending January 15, 2009, we pay in Euros at a rate of 5.24% and we receive US dollars at a rate of 3.11% on $33.5 million. Effective January 15, 2009, we will pay in Euros at a rate of the three-month EURIBOR plus 0.32% and we will receive U.S. dollars at a rate of the three-month LIBOR on $33.5 million. The cross-currency swap payment dates and amounts match the amounts and dates we expect to receive payments on the loan from our subsidiary. If our subsidiary is unable to remit cash in repayment of the intercompany loan in accordance with the agreed payment schedule, we are exposed to U.S. dollar cash flow risks. To the extent that any payment due on the cross-currency swap contract is in a loss position on the date it is due and we do not receive a corresponding payment from our subsidiary, we will have to settle the contract in U.S. dollars equal to the amount of the loss. The payments on the cross-currency swap and the corresponding payments from our subsidiary are scheduled to be made quarterly, including principal and accrued interest, and begin on January 15, 2009 and end on October 18, 2013, as long as the liquidity of the surviving corporation is sufficient to carry out its operations.

As of June 30, 2008, the cross-currency swap was our only derivative instrument outstanding. As of June 30, 2008, the derivative liability balance related to the cross-currency swap was $1.0 million of which $0.3 million was included in current liabilities and $0.7 million was included in other long-term liabilities in our consolidated balance sheet.

9. Postretirement Obligations

Our wholly-owned subsidiary, CDT, maintains an unfunded defined benefit plan for its employees, which provide for old age, disability and survivors´ benefits. Postretirement plan benefits are primarily based on the employees’ compensation and the number of years of service. In determining the fair value of our postretirement plan obligations at June 30, 2008, we used the following weighted average key assumptions:

Assumptions	Per Annum
Salary increases	2.25%
Pension increases	2.00%
Interest rate	5.50%
Employee fluctuation rate:
to age 30	3.00%
to age 35	2.00%
to age 40	2.00%
to age 45	1.50%
to age 50	0.50%
from age 51	0.00%

Net periodic benefit costs for our postretirement plan for the quarter and six months ended June 30, 2008 was $407,000 and $804,000, respectively. The provision for the postretirement plan for the period January 4, 2008 through June 30, 2008 is as follows:

(in thousands)
Balance at January 4, 2008	$16,369
Service cost (5.5%)	332
Interest cost (5.5%)	473
Benefits paid	(88)
Foreign currency translation	1,180

Net periodic benefit cost	18,266
Less current portion	(247)

Non-current pension liability	$18,019

The projected postretirement obligation at January 4, 2008 was €11.1 million ($17.5 million based on the June 30, 2008 exchange rate of $1.5748). The projected benefit obligation at December 31, 2008 is expected to be €12.0 million ($18.9 million based on the June 30, 2008 exchange rate of $1.5748). The 2008 service and interest costs are expected to be €429,000 and €612,000, respectively, ($675,000 and $964,000, respectively,) based on the June 30, 2008 exchange rate.

Anticipated pension payments for the remainder of 2008 and the next nine business years are:

	Anticipated Pension Payments	Anticipated Pension Payments (1)
Six months ended December 31, 2008	€79	$124
Year ended December 31, 2009	222	350
Year ended December 31, 2010	273	431
Year ended December 31, 2011	295	464
Year ended December 31, 2012	319	502
Years ended December 31, 2013 through 2017	2,654	4,179

	€3,842	$6,050

(1)	Converted to U.S. dollars at June 30, 2008 exchange rate of $1.5748.

10.	Long-term Employee Benefit Obligations

Long-term employee benefit obligations include obligations pursuant to CDT’s Anniversary plan and its early retirement plan. In determining the fair value of our Anniversary plan obligation at January 4, 2008, we used the following weighted average key assumptions:

Assumptions	Per Annum
Salary increases	2.25%
Interest rate	5.50%
Employee fluctuation rate:
to age 30	3.00%
to age 35	2.00%
to age 40	2.00%
to age 45	1.50%
to age 50	0.50%
from age 51	0.00%

The provision for CDT’s Anniversary plan from January 4, 2008 to June 30, 2008 is as follows:

(in thousands)
Balance at January 4, 2008	$1,179
Additions	57
Reductions	(90)
Foreign currency translation	83

Balance at June 30, 2008	1,229
Less current portion	(74)

Non-current balance at June 30, 2008	$1,155

The provision for CDT’s early retirement plan obligation from January 4, 2008 to June 30, 2008 is as follows:

(in thousands)
Balance at January 4, 2008	$586
Additions	167
Reductions	(57)
Foreign currency translation	43

Balance at June 30, 2008	$739

11. Sale of CallXpress Product Line

In September of 2003, we sold our CallXpress product line to Applied Voice and Speech Technologies, Inc. (“AVST”). Concurrent with the transaction, we entered into an earn-out agreement with AVST which entitled us to receive additional payments of up to $1.0 million per year for each of the three years following the sale, depending on AVST’s success in achieving certain revenue targets. In March 2007, we received the final payment under this agreement. This cash receipt was classified on our consolidated statement of operations as a credit to operating expenses in the first quarter of 2007.

12. Credit Facility

On January 2, 2008, we entered into a credit agreement providing for a senior secured revolving credit facility with Wells Fargo Foothill, LLC, as arranger, administrative agent, swing lender, and letter of credit issuer, and the other lenders party thereto (the “Credit Facility”).

The Credit Facility provides for a $10.0 million revolving line of credit commitment, which may be used (i) for revolving loans, (ii) for swing line advances, subject to a sublimit of $2.0 million, and (iii) to request the issuance of letters of credit on our behalf, subject to a sublimit of $5.0 million. On April 2, 2008, as allowed under the facility, we requested and received an increase to the Credit Facility of $10.0 million, bringing the total Credit Facility to $20.0 million. The credit available under the Credit Facility was used to pay a portion of the purchase price for the acquisition of Océ Document Technologies GmbH as described in Note 7 and to finance our ongoing working capital, capital expenditure, and general corporate needs. Upon the closing of the Credit Facility and during the first quarter of 2008 we obtained cash advances totaling $9.7 million. On April 3, 2008 we obtained an additional cash advance of $3.1 million. On June 6, 2008 and June 27, 2008, we repaid $1.0 million and $4.0 million, respectively. At June 30, 2008, the outstanding balance on our Credit Facility was $8.1 million, including accrued interest.

We may, subject to applicable conditions, elect interest rates on our revolving borrowings calculated by reference to (i) the LIBOR rate (the “LIBOR Rate”) fixed for given interest periods, plus a margin determined by our average daily balance of the revolving loan usage during the preceding month or (ii) Wells Fargo Bank, National Association’s prime rate (or, if greater, the average rate on overnight federal funds plus one half of one percent) (the “Base Rate”), plus a margin determined by our average daily balance of the revolving loan usage during the preceding month. For swing line borrowings, we will pay interest at the Base Rate, plus a margin determined by our average daily balance of the revolving loan usage during the preceding month. For borrowings made with the LIBOR Rate, the margin ranges from 250 to 275 basis points, while for borrowings made with the Base Rate, the margin ranges from 100 to 125 basis points. The weighted average interest rate on our outstanding loan balance during the quarter and six months ended June 30, 2008 was 6.33% and 6.80%, respectively.

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

13. Legal Proceedings

As reported in our Annual Report on Form 10-K for the year ended December 31, 2007 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, Captaris has been involved in an ongoing lawsuit in Circuit Court in Cook County, Illinois. The lawsuit was filed by Travel 100 Group, Inc. (“Travel 100”), against Mediterranean Shipping Company (“Mediterranean”). The complaint alleges violations of the Telephone Consumer Protection Act in connection with the receipt of facsimile advertisements that were transmitted by MediaTel Corporation, a wholly-owned subsidiary of Captaris, on behalf of travel service providers, including Mediterranean. All of the assets of MediaTel were sold to a subsidiary of PTEK Holdings, Inc. on September 1, 2003.

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

On September 29, 2006, the court in the Mediterranean case granted summary judgment in favor of Mediterranean and Captaris and dismissed the case. In granting summary judgment, the court ruled that Travel 100 had invited the facsimile advertisements and there was no violation of the Telephone Consumer Protection Act. Travel 100 filed a motion for reconsideration, which the court denied. Travel 100 then filed a notice of appeal on December 29, 2006. On May 30, 2008, the Illinois Appellate Court affirmed the trial court’s summary judgment order against Travel 100. Travel 100 had until July 7, 2008, to file a Petition for Leave to Appeal to the Illinois Supreme Court. Instead of filing its Petition, Travel 100 filed a motion requesting until August 11, 2008, to file its Petition for Leave to Appeal. The Court granted the requested extension of time to file the Petition. The Illinois Supreme Court grants leave to appeal in only a small fraction of cases. In recent years, the Supreme Court has granted leave in between 2% to 6% of cases where leave to appeal was requested.

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

14. Income Taxes

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

Our effective tax rates differ from the statutory rate primarily due to state income taxes, foreign income taxes, research and development credits and accruals for certain tax exposures discussed above. In the second quarters of 2008 and 2007, we recorded an income tax benefit of $2.2 million and an income tax provision of $90,000, respectively, on income (loss) from continuing operations. In addition, we recorded an income tax benefit of $4.0 million and an income tax provision of $6,000, respectively, on income from continuing operations for the six months ended June 30, 2008 and 2007.

At June 30, 2008, we have available unused net operating losses that may be applied against future taxable income. These net operating losses consist of international losses of $6.1 million that do not expire, federal losses of $11.0 million that expire from 2021 to 2028, and state losses of $14.8 million that expire from 2009 to 2028. Additionally, we have $3.1 million of tax attributes from our Canadian subsidiary which are primarily investment tax credits and deferred research and development expenditures which begin to expire in 2010.

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

For our U.S. federal jurisdiction, we incurred U.S. cumulative pre-tax book losses of $2.5 million for the three years ended December 31, 2007. As of June 30, 2008, we continue to believe, based on the weight of available evidence, that no valuation allowance is required at June 30, 2008 for our deferred tax assets related to U.S. federal net operating losses and other U.S. deferred tax assets because the preponderance of objectively verifiable positive evidence outweighs available negative evidence.

Objectively verifiable positive evidence considered for purposes of this determination includes our “normalized” cumulative pre-tax book income of $1.0 million for the three years ended December 31, 2007 exclusive of certain expenses in 2005 that we believe were aberrations including: (1) $2.1 million for incentive compensation paid pursuant to an earn-out agreement with the former founders of Teamplate which we acquired in 2003 and (2) $1.4 million of increased accounting and consulting fees incurred to comply with the Sarbanes Oxley Act of 2002 which we consider to be in excess of our normal and recurring fees for annual compliance. We believe these are unusual items that are not indicative of a continuing condition and should be considered an aberration for purposes of determining our earnings history for assessing the realizability of our deferred tax assets in accordance with the recognition criteria of SFAS No. 109. In addition to the objective positive evidence, we also have positive evidence that is more subjective in nature including projected cumulative 3 year earnings for the period 2006 through 2008 and projected cumulative 3 year taxable income for the period 2008 through 2010. We incurred a U.S. pretax loss of $5.7 million for the six month period ended June 30, 2008, however, our U.S. results are tracking to our plan for the twelve months ending December 31, 2008. These positive evidences are less certain than the objective positive evidences and therefore carry less weight when evaluating whether a valuation allowance is not needed. Negative evidence we considered was our history of cumulative book losses for the three years ended December 31, 2007, which we believe was an aberration, as discussed above. Based on the weight of all available evidence, we believe it is more likely than not that we will generate sufficient future U.S. taxable income to realize our U.S. deferred tax assets at June 30, 2008. In addition, we believe it is more likely than not that we will utilize our net operating loss carry forwards and they will not be limited by Internal Revenue Code Section 382 before they expire. We also believe that because of our assumptions and judgment involved with this analysis, there is an element of uncertainty that these U.S. federal net operating losses and U.S. deferred tax assets will be utilized in the future. Management will continue to monitor the operating results of the third quarter of 2008 to determine whether it is more-likely-than-not that we will utilize our U.S. net operating loss carry forwards and deferred tax assets prior to their expiration. If based upon the third quarter of 2008 operating results companied with the additional factors previously discussed we feel that there is not a more-likely-than-not basis that the Company will be able realize the U.S net operating loss carry forwards and deferred tax assets, we may record a valuation allowance at that time.

In Canada, we recorded a full valuation allowance against our investment tax credits of our Canadian subsidiary because we do not believe it is more likely than not that we will utilize the credits prior to the expiration of the statutory carry forward period. With projected Canadian income insufficient to support utilization of the investment tax credit carryovers prior to expiration, there is substantial negative evidence supporting our conclusion regarding realizability of the tax credit carryovers.

In our other foreign jurisdictions, we believe that our net operating losses are more likely than not to be realized. Our history of income and net operating loss utilization, coupled with an indefinite carry forward period for net operating losses, including those losses incurred by our recently acquired subsidiary CDT, provide sufficient objectively verifiable positive evidence to support our conclusion regarding realizability of these carry forwards.

CAPTARIS, INC.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included in this document and our 2007 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 17, 2008.

This Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” “seek,” “target” or the negative of these terms or other terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined at the beginning of this report under “Forward-Looking Statements,” in Part I, Item 1A of our most recent Annual Report on Form 10-K and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. These factors may cause our actual results to differ materially from any forward-looking statements. Except as required by law, we undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

We further increased our product portfolio, customer base and distribution capabilities with the acquisition of Ocė Document Technologies GmbH (“ODT”) in January 2008. ODT is a provider of software and solutions for document capture, text recognition, and document classification. On an unaudited basis, ODT’s revenue was approximately €22.5 million for the 12 months ended November 30, 2007 and their gross margin was approximately 65%. ODT’s revenue includes software licenses, maintenance and support, hardware and professional services. In contrast to our business prior to the acquisition, ODT’s revenue includes a higher percentage of professional services and a larger portion of their sales are made directly rather than through partners. As a result of these factors, and a smaller revenue and customer base, ODT has a lower gross margin and more revenue variability.

After the acquisition, we re-named ODT to Captaris Document Technologies GmbH (“CDT”). CDT develops intelligent document and character recognition technologies that can read and extract the important information from documents needed to drive business processes and decisions. CDT products include RecoStar, DOKuStar and Single Click Entry. CDT customers include some large ISVs and OEMs with capture offerings, as well as blue chip end-user accounts in Germany. CDT’s expertise in intelligent document recognition supports our vision of fully enabling document capture, collaboration and workflow. As we continue to merge our products, we anticipate leveraging CDT’s technology to enhance capture and routing in both the RightFax and Alchemy platforms. The ability to classify documents and extract critical meta-data will also enable deeper integrations with line of business applications and business process management.

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

Our $9.1 million and $16.5 million revenue increase for the quarter and six months ended June 30, 2008 compared to the same periods in 2007, was primarily attributable to the inclusion of CDT and Castelle in our results of operations (we acquired Castelle in July 2007), and the continuing growth of our traditional maintenance, support and service revenue. In comparison to the year ended December 31, 2007, we expect revenue increases in our software, appliances, and services categories for the year ending December 31, 2008. This expectation is based on including in our 2008 results of operations revenue from Castelle for the entire year and CDT as discussed in the “Acquisition” section below, new product releases, as well as increased customer demand for existing products resulting from increased investment in our sales organization, particularly in international markets. We expect hardware revenue will be flat to declining compared to 2007 and a smaller percentage of total revenue due to market shifts to software-based fax over Internet protocol, which does not rely on fax hardware in many Internet protocol environments. We also expect a significant shift in our revenue distribution on a geographic basis. As a result of the acquisition of CDT, with operations primarily in Europe, and increased investment in our sales organization in international markets, we anticipate significantly higher revenue in 2008 from international markets, compared to 2007. No single customer represented more than 10% of our net revenue for each of the quarters and six months ended June 30, 2008 and 2007.

Our gross profit is the selling price of our products, net of estimated returns, less cost of revenue. Our cost of revenue includes manufacturing and distribution costs, royalties for licensed products, amortization of acquired technology, product warranty costs, operation costs related to product support and costs associated with the delivery of professional services.

Gross profit increased by $5.7 million and $9.6 million, respectively, during the quarter and six months ended June 30, 2008 compared to the same periods in 2007. This was primarily attributable to the inclusion of CDT and Castelle in our results of operations and the continuing growth of our traditional maintenance, support and service revenue. We expect our gross profit will increase in 2008 due to anticipated increases in revenue mentioned above. We expect gross profit as a percentage of revenue to decline in 2008 compared to 2007 for two reasons. First, CDT has traditionally recorded lower gross margins than Captaris primarily because of a higher portion of professional services; therefore including CDT in our results of operations will have the effect of reducing our overall gross profit as a percentage of revenue. Second, amortization expense of $665,000 and $1.3 million related to the technology acquired from CDT and Castelle is recorded in cost of revenue during the quarter and six months ended June 30, 2008, respectively. We will recognize approximately $1.3 million of amortization expense related to CDT and Castelle in the remaining six months of 2008. This will also reduce gross profit as a percentage of revenue.

Our operating expenses were $25.6 million and $16.8 million for the quarters ended June 30, 2008 and 2007, respectively. Our operating expenses were $52.5 million and $32.1 million for the six months ended June 30, 2008 and 2007, respectively. The increase from 2007 to 2008 was due primarily to the inclusion of Castelle and CDT in our operating results. Castelle’s operating expenses were $1.0 million and $2.5 million for the quarter and six months ended June 30, 2008, respectively. CDT’s operating expenses were $6.0 million and $12.9 million for the quarter and six months ended June 30, 2008, respectively.

Our principal sources of liquidity are cash and cash equivalents and our $20.0 million Credit Facility described below under “Liquidity and Capital Resources”. The balance of cash, cash equivalents, restricted cash and short- and long-term investments at June 30, 2008 totaled $29.7 million compared to $47.2 million at December 31, 2007. The decrease in cash, cash equivalents, restricted cash and short and long-term investments from 2007 to 2008 was primarily due to the CDT acquisition of $17.9 million, capital purchases of $3.8 million and cash used in our operating activities of $6.6 million (which includes a $3.1 million realized loss related to a foreign exchange forward contract that was settled on April 4, 2008 with the bank). These decreases were partially offset by net proceeds drawn from our Credit Facility of $8.1 million. Capital expenditures during the six months ended June 30, 2008 consisted primarily of leasehold improvements and furniture and fixtures related to our new offices in Bellevue, Washington and Tucson, Arizona.

Acquisition

On January 4, 2008, our wholly-owned subsidiary, Captaris Verwaltungs GmbH, a German limited liability company (“CVG”), acquired ODT, pursuant to a Sale and Purchase Agreement (the “SPA”) by and between CVG and Océ Deutschland Holding GmbH & Co. KG, a German limited partnership (the “Seller”), dated December 20, 2007. Under the terms of the SPA, CVG acquired all of the outstanding equity of ODT from the Seller, and ODT became a wholly-owned subsidiary of CVG and an indirect wholly-owned subsidiary of Captaris. After our acquisition, we re-named ODT to CDT. We combined CDT in our single business segment and our results of operations include CDT’s results of operations for the period from January 4, 2008 to June 30, 2008.

Under the terms of the SPA, CVG acquired CDT for a purchase price of approximately $17.9 million, net of CDT’s cash balance as of the closing of approximately $32.0 million, including transaction costs of $2.8 million plus assumed liabilities of $30.2 million. The assumed liabilities include $18.1 million in future retirement and employee benefit obligations, deferred revenue of $1.8 million and accounts payable and accrued liabilities of $10.3 million. At the closing, €2.0 million ($3.0 million) of the purchase price was deposited in a third-party escrow account for 12 months as security for any post-closing purchase price adjustments and, subject to certain limitations, for indemnification claims against the Seller; however, we released the full amount of the escrow to the Seller in connection with the resolution of a post-closing dispute with the Seller during the first quarter of 2008. The acquisition of CDT has been accounted for as a purchase. We recognized a charge of $1.3 million for acquired in-process research and development. See Note 7 to our unaudited consolidated financial statements.

In January 2008, we loaned CVG, €31.6 million to finance the acquisition of CDT as well as pay on behalf of CDT approximately €3.1 million of profit-sharing CDT owed to its former owner. The loan accrues interest at a rate equal to the three months EURIBOR rate plus 2.75% per annum. Since the acquisition, and through the date of this report, the majority of our consolidated cash is held by CDT in Germany. See “Liquidity and Capital Resources” below.

Evaluation of Strategic Alternatives

In March 2008, we announced that our Board of Directors decided to evaluate strategic alternatives to further enhance shareholder value. To oversee and expedite this process, the Board established a special committee of the Board comprised of independent directors. We have incurred significant additional legal and professional fees in the first and second quarters of 2008 in connection with this process and expect to continue to incur additional fees, which may continue to increase our general and administrative expenses and our operating expenses generally. Moreover, there can be no assurance that our evaluation of strategic alternatives will result in any agreements or transactions. We do not intend to disclose developments with respect to the evaluation of strategic alternatives unless and until our Board of Directors deems it appropriate.

On April 23, 2008, the Board of Directors approved the Management Incentive Retention Plan (“Plan”). The purpose of the Plan is to provide an incentive to key management employees and others providing services to us to maximize our valuation and to provide continuity of management in connection with the period prior to a potential change in control. The Plan is an unfunded plan and any benefits provided for in the Plan will be paid from our general assets.

Participants in the Plan will be eligible to receive a cash bonus from us or our successor upon consummation of a change in control, subject to certain conditions. Participants in the Plan include all of our current executive officers as well as certain other members of management. The bonus pool to be established under the Plan will be equal to 1.5% of the change in control price (defined as the aggregate value paid for all of our equity or assets, including debt assumed in connection with such transaction) which must exceed $125 million. The Plan administrator is not required to award the entire pool to participants and may, at its sole discretion, choose to award bonuses to each participant in the range of 0% to 200% of base salary.

The Board has the absolute and unconditional right to amend or terminate the Plan. The Plan will automatically terminate on the Termination Date (defined as the closing date of the change in control prior to October 23, 2009 or a later date designated by the Plan administrator), if the closing date of the change in control has not occurred on or before the Termination Date. As of June 30, 2008, we have not accrued any such cash bonuses as the amounts cannot be reasonably estimated.

Critical Accounting Judgments and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience, current conditions and various other assumptions we believe to be reasonable under the circumstances. Our estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ significantly from these estimates. To the extent that there are material differences between these estimates and actual results, the presentation of our financial condition or results of operations may be affected.

On an ongoing basis, we evaluate our estimates used, including those related to the valuation of stock options, valuation of goodwill and other intangible assets, valuation of derivative instruments, useful lives of intangible assets and equipment and leasehold improvements, inventory valuation allowances, revenue recognition, the estimated allowances for sales returns and doubtful accounts and income tax accruals. We believe that the following accounting policies are critical to understanding our historical and future performance, as these policies may involve a higher degree of judgment and complexity than others. For a detailed discussion on the application of these and other accounting policies, see Note 1 in Notes to Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008.

Our most critical accounting judgments and estimates relate to the following areas:

•	Revenue recognition;

•	Allowances for sales returns and doubtful accounts;

•	Valuation of inventory at lower of cost or market value;

•	Classification of investments and assessment of related unrealized losses;

•	Valuation of acquired businesses, assets and liabilities;

•	Impairment of goodwill;

•	Impairment of equipment, leasehold improvements, long-lived assets and other intangible assets;

•	Useful lives of equipment, leasehold improvements and intangible assets;

•	Valuation of derivative instruments

•	Contingencies;

•	Stock-based compensation plans; and

•	Accounting for income taxes.

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

Valuation of acquired businesses, assets and liabilities. Our business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. As of June 30, 2008, our goodwill and intangible assets, net of accumulated amortization, were $87.1 million. The determination of the fair value of such intangible assets and goodwill is a critical and complex consideration that involves significant assumptions and estimates. These assumptions and estimates are based on our best judgments and could materially affect our financial condition and results of operations.

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

Postretirement Obligations. Our wholly-owned subsidiary, CDT, sponsors an unfunded defined benefit pension plan covering substantially all employees. Benefits under the pension plan are generally based on age at retirement, years of service and the employee’s annual earnings. The net periodic cost of our pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate, and estimated service costs. If gains and losses, which occur when actual experience differs from actuarial assumptions, exceed ten percent of plan liabilities, we amortize them over the average future service period of employees. This could have a material adverse effect on our financial position, results of operations and cash flows.

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

Valuation of derivative instruments. Our foreign currency exchange forward contracts and cross-currency swap contract are derivative instruments and are re-measured at fair value each reporting period. The fair values of our foreign currency exchange forward contracts are determined based on the Euro/U.S. dollar exchange rate. The fair value of the cross-currency swap is determined based on the market interest rates and the Euro/U.S. dollar exchange rate. Changes in market interest rates and foreign exchange rates will affect the fair values of our derivative instruments and may have a material effect on our financial results.

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

Stock-Based Compensation Expense. We account for stock-based compensation under the provisions of SFAS No. 123(R), Share-Based Payment, which requires us to recognize expense related to the fair value of our stock-based compensation. We record stock-based compensation expense net of estimated forfeitures. In determining the estimated forfeiture rates for stock-based awards, we periodically conduct an assessment of the actual number of equity awards that have been forfeited to date as well as those expected to be forfeited in the future. We consider many factors when estimating expected forfeitures, including the type of award, the employee class and historical experience. The estimate of stock awards that will ultimately be forfeited requires significant judgment and to the extent that actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period such estimates are revised.

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

The following table provides revenue data for the periods indicated:

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands, except % amounts)	2008	2007	Percent Change	2008	2007	Percent Change
Software revenue	$11,274	$8,363	34.8%	$20,129	$15,456	30.2%
Maintenance, support and services revenue	14,927	9,838	51.7%	29,312	19,217	52.5%
Hardware revenue	3,799	4,765	(20.3%)	7,461	8,806	(15.3%)
Appliance revenue	2,098	—	100.0%	3,115	—	100.0%

Net revenue	$32,098	$22,966	39.8%	$60,017	$43,479	38.0%

Revenue increased during the quarter and six months ended June 30, 2008 compared to the same periods in 2007 primarily due to the inclusion of the results of CDT from January 4, 2008 and Castelle for the entire quarter and six months ended June 30, 2008. See Note 7 to our unaudited consolidated financial statements for certain pro forma financial information related to the CDT acquisition.

Software, maintenance support and services, and hardware revenue increased for the quarter and six months ended June 30, 2008 compared to the same periods in 2007 primarily due to the inclusion of CDT and Castelle in our operating results. Excluding the acquisitions of CDT and Castelle, for the quarter and six months ended June 30, 2008 compared to the same periods in 2007, software revenue was approximately flat, and maintenance, support and services revenue increased by 1.4% and 3.3%, respectively.

We resell third party hardware with our RightFax and CDT product lines as part of solution. We resell fax boards with a significant number of our RightFax software products, and the volume and associated revenue will vary from period to period depending upon the mix of software sold and customer requirements. Excluding the acquisitions of CDT and Castelle, hardware revenue for the quarter and six months ended June 30, 2008 decreased compared to the same periods in 2007 primarily due to several large sales to large customers in the first half of 2007 and due to an increased number of customers migrating to a software-based communication protocol.

Revenue by geographic region, as determined by shipping destination, was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
North America	$19,086	$16,595	$36,895	$31,839
Europe	9,807	2,968	17,098	5,450
Asia Pacific	1,464	1,811	2,697	3,238
Rest of world	1,741	1,592	3,327	2,952

Total net revenue	$32,098	$22,966	$60,017	$43,479

Revenue from the rest of world consists primarily of sales to the Middle East, Africa, India and countries in the Latin America region. Revenue for the United States was $18.4 million and $15.8 million for the quarters ended June 30, 2008 and 2007, respectively and $35.2 million and $30.2 million for the six months ended June 30, 2008 and 2007, respectively. No single customer represented more than 10% of our net revenue for the quarters and six months ended June 30, 2008 and 2007. The large increase in revenue from Europe is due to the inclusion of CDT’s revenue in our operating results for the quarter and six months ended June 30, 2008.

International revenue, outside North America, as a percent of total revenue and as determined by shipping destination, was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Software revenue	15.1%	13.8%	14.6%	12.9%
Maintenance, support and services revenue	19.3%	7.6%	18.1%	7.4%
Hardware revenue	4.7%	6.3%	4.7%	6.4%
Appliance revenue	1.4%	0.0%	1.1%	0.0%

Net International revenue	40.5%	27.7%	38.5%	26.7%

Our results of operations may fluctuate as a result of seasonal variabilities. In recent years, our product lines have experienced seasonality with a decline in revenue during the first quarter compared to the prior year’s fourth quarter, building gradually during the second and third quarters, and ending with the fourth quarter as our largest quarter for revenue. Revenue from our international customers generally reflects less seasonal variabilities as compared to our North America customers. As we continue to grow our business internationally, our results of operations are expected to be less affected by seasonality.

We anticipate revenue will increase in the second half of 2008 due to the seasonality of our revenue which typically increases over the course of the year. We also anticipate revenue will increase in the remaining 2008 quarters compared to the prior year quarters primarily due to the inclusion of revenue from the CDT and Castelle product lines.

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

The following table provides gross profit data for the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except % amounts)	2008	2007	2008	2007
Gross profit	$21,791	$16,073	$39,957	$30,328
Gross margin	67.9%	70.0%	66.6%	69.8%

Gross margin decreased for the quarter and six months ended June 30, 2008 compared to the same respective periods in 2007. The decrease was primarily due to the inclusion of the operating results of CDT and Castelle, which have lower profit margins than our traditional business. Technology amortization expense recognized in the quarter and six months ended June 30, 2008 related to acquisitions including Castelle and CDT was $1.1 million and $2.2 million, respectively.

Research and Development

Research and development expenses consist of the salaries and related benefits for our product development personnel, prototype materials and expenses related to the development of new and improved products, facilities and depreciation expenses.

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except % amounts)	2008	2007	2008	2007
Research and development	$6,193	$3,633	$12,544	$6,819
Percentage of revenue	19.3%	15.8%	20.9%	15.7%

For the quarter ended June 30, 2008, research and development expenses increased $2.6 million compared to the same period last year, primarily due to additional staff as a result of the acquisitions of Castelle and CDT ($2.1 million) and increased payments to third parties for outsourcing programs of $0.5 million.

For the six months ended June 30, 2008, research and development expenses increased $5.7 million compared to the same period last year, primarily due to additional staff as a result of the acquisitions of Castelle and CDT ($4.6 million) and increased payments to third parties for outsourcing programs of $1.2 million.

We expect overall research and development expenses to be approximately flat compared to the second quarter of 2008 for the remaining quarters in 2008.

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

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except % amounts)	2008	2007	2008	2007
Selling and marketing	$12,392	$8,900	$24,614	$17,178
Percentage of revenue	38.6%	38.8%	41.0%	39.5%

The increase of $3.5 million in selling and marketing expenses for the quarter ended June 30, 2008 compared to same period last year, was due primarily to increases in staffing costs of $2.9 million primarily related to the inclusion of Castelle and CDT sales and marketing personnel and $1.4 million related to adding additional personnel in our North America and International sales organizations. These increases were offset by decreases in staffing costs of $778,000 as we have fewer personnel in our marketing department than a year ago.

The increase of $7.4 million in selling and marketing expenses for the six months ended June 30, 2008 compared to the same period last year, was due primarily to increases in staffing costs of $6.0 million primarily related to the inclusion of Castelle and CDT sales and marketing personnel and $2.5 million related to adding additional personnel in our North America and International sales organizations. These increases were offset by decreases in staffing costs of $1.0 million as we have fewer personnel in our marketing department than a year ago.

We expect selling and marketing expenses will modestly decline in the third quarter of 2008 and will modestly increase in the fourth quarter of 2008 compared to the second quarter of 2008, with expected increased investment in international markets and new product launch programs offset by expected reductions in other spending categories.

General and Administrative

General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities, and depreciation expenses.

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except % amounts)	2008	2007	2008	2007
General and administrative	$6,265	$4,102	$12,726	$8,818
Percentage of revenue	19.5%	17.9%	21.2%	20.3%

The $2.2 million increase in general and administrative expenses in the quarter ended June 30, 2008 compared to the same period last year was due primarily to increases in staffing costs of $1.3 million primarily related to including Castelle and CDT employees, increased legal and professional fees of $440,000 associated with our evaluation of strategic alternatives and related shareholder matters and decreased capitalized labor costs of $452,000 as in 2007, we implemented an enterprise resource planning system.

The $3.9 million increase in general and administrative expenses in the six months ended June 30, 2008 compared to the same period last year was due primarily to increases in staffing costs of $2.2 million primarily related to including Castelle and CDT employees, increased legal and professional fees of $1.1 million associated with our evaluation of strategic alternatives and related shareholder matters and decreased capitalized labor costs of $1.0 million as in 2007, we implemented an enterprise resource planning system.

Excluding costs associated with our evaluation of strategic alternatives and related shareholder matters, which we are unable to predict but which could be material in a given quarter and for the year, we expect general and administrative costs to modestly decline in the remaining quarters in 2008 compared to the second quarter of 2008 due to anticipated acquisition synergies and higher efficiency from infrastructure improvements.

Amortization of Intangible Assets

Amortization expense includes amortization of intangible assets acquired with our acquisitions of CDT, Castelle, IMR, Teamplate and Infinite Technologies, in addition to amortization expense associated with two nonexclusive license agreements with Syntellect and AudioFax. Amortization expense for acquired core technology and license agreements is recorded in cost of revenue and was $1.1 million and $2.2 million for the quarter and six months ended June 30, 2008, respectively, and $481,000 and $962,000 for the quarter and six months ended June 30, 2007, respectively.

Amortization expense recorded in operating expenses related to the acquisitions was $694,000 and $1.4 million for the quarter and six months ended June 30, 2008, respectively, and $142,000 and $283,000 for the quarter and six months ended June 30, 2007, respectively. The increase in amortization expense during the quarter and six months ended June 30, 2008 compared to the same periods in 2007 is due to the amortization of CDT and Castelle intangibles acquired in January 2008 and July 2007, respectively. We expect amortization expense for 2008 to increase for the remainder of 2008, in comparison to 2007, due to the amortization of the CDT and Castelle intangibles. See Note 7 to our unaudited consolidated financial statements.

In-Process Research and Development

In-process research and development expense resulted from the acquisition of CDT. See Note 7 to our unaudited consolidated financial statements. For the quarter and six months ended June 30, 2008, we recorded $54,000 and $1.3 million, respectively.

Sale of CallXpress Product Line

In September of 2003, we sold our CallXpress product line to Applied Voice and Speech Technologies, Inc. (“AVST”). Concurrent with the transaction, we entered into an earn-out agreement with AVST which entitled us to receive additional payments of up to $1.0 million per year for each of the three years following the sale, depending on AVST’s success in achieving certain revenue targets. In March 2007, we received the final cash payment of $1.0 million pursuant to this agreement. This cash receipt was classified on our income statement in operating expenses in the first quarter of 2007.

Other Income, Net

Other income, net, consists of investment income, changes in the fair value of derivative instruments, interest expense on our Credit Facility and foreign currency transaction gains and losses. For the quarter and six months ended June 30, 2008, net other expense was $1.1 million and $0.8 million, respectively, compared to net other income of $630,000 and $1.3 million, respectively, for the same periods last year. The decrease was due primarily to a realized loss of $3.1 million related to the foreign currency exchange forward contract which was settled on April 4, 2008 with the bank (see “Liquidity and Capital Resources”), the change in the fair value of the cross-currency swap which resulted in an unrealized loss of $1.0 million and decreased interest income as a result of having less cash available to invest as a result of our acquisition of CDT, partially offset by a $3.8 million unrealized gain primarily due to the revaluation of the intercompany loan from CDT.

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

Our effective tax rates differ from the statutory rate primarily due to state income taxes, foreign income taxes, tax exempt interest income, research and development credits and accruals for certain tax exposures discussed above. In the second quarters of 2008 and 2007, we recorded an income tax benefit of $2.2 million and an income tax provision of $90,000, respectively, on income (loss) from continuing operations. In addition, we recorded an income tax benefit of $4.0 million and an income tax provision of $6,000, respectively, on income from continuing operations for the six months ended June 30, 2008 and 2007.

At June 30, 2008, we have available unused net operating losses that may be applied against future taxable income. These net operating losses consist of international losses of $6.1 million that do not expire, federal losses of $11.0 million that expire from 2021 to 2028, and state losses of $14.8 million that expire from 2009 to 2028. Additionally, we have $3.1 million of tax attributes from our Canadian subsidiary which are primarily investment tax credits and deferred research and development expenditures which begin to expire in 2010.

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

For our U.S. federal jurisdiction, we incurred U.S. cumulative pre-tax book losses of $2.5 million for the three years ended December 31, 2007. As of June 30, 2008, we continue to believe, based on the weight of available evidence, that no valuation allowance is required at June 30, 2008 for our deferred tax assets related to U.S. federal net operating losses and other U.S. deferred tax assets because the preponderance of objectively verifiable positive evidence outweighs available negative evidence.

Objectively verifiable positive evidence considered for purposes of this determination includes our “normalized” cumulative pre-tax book income of $1.0 million for the three years ended December 31, 2007 exclusive of certain expenses in 2005 that we believe were aberrations including: (1) $2.1 million for incentive compensation paid pursuant to an earn-out agreement with the former founders of Teamplate which we acquired in 2003 and (2) $1.4 million of increased accounting and consulting fees incurred to comply with the Sarbanes Oxley Act of 2002 which we consider to be in excess of our normal and recurring fees for annual compliance. We believe these are unusual items that are not indicative of a continuing condition and should be considered an aberration for purposes of determining our earnings history for assessing the realizability of our deferred tax assets in accordance with the recognition criteria of SFAS No. 109. In addition to the objective positive evidence, we also have positive evidence that is more subjective in nature including projected cumulative three year earnings for the period 2006 through 2008 and projected cumulative 3 year taxable income for the period 2008 through 2010. We incurred a U.S. pretax loss of $5.7 million for the six month period ended June 30, 2008, however, our U.S. results are tracking to our plan for the twelve months ending December 31, 2008. These positive evidences are less certain than the objective positive evidences and therefore carry less weight when evaluating whether a valuation allowance is not needed. Negative evidence we considered was our history of cumulative book losses for the three years ended December 31, 2007, which we believe was an aberration, as discussed above. Based on the weight of all available evidence, we believe it is more likely than not that we will generate sufficient future U.S. taxable income to realize our U.S. deferred tax assets at June 30, 2008. In addition, we believe it is more likely than not that we will utilize our net operating loss carry forwards and they will not be limited by Internal Revenue Code Section 382 before they expire. We also believe that because of our assumptions and judgment involved with this analysis, there is an element of uncertainty that these U.S. federal net operating losses and U.S. deferred tax assets will be utilized in the future. Management will continue to monitor the operating results of the third quarter of 2008 to determine whether it is more-likely-than-not that we will utilize our U.S. net operating loss carry forwards and deferred tax assets prior to their expiration. If based upon the third quarter of 2008 operating results companied with the additional factors previously discussed we feel that there is not a more-likely-than-not basis that the Company will be able realize the U.S net operating loss carry forwards and deferred tax assets, we may record a valuation allowance at that time.

In Canada, we recorded a full valuation allowance against our investment tax credits of our Canadian subsidiary because we do not believe it is more likely than not that we will utilize the credits prior to the expiration of the statutory carry forward period. With projected Canadian income insufficient to support utilization of the investment tax credit carryovers prior to expiration, there is substantial negative evidence supporting our conclusion regarding realizability of the tax credit carryovers.

In our other foreign jurisdictions, we believe that our net operating losses are more likely than not to be realized. Our history of income and net operating loss utilization, coupled with an indefinite carry forward period for net operating losses provide sufficient objectively verifiable positive evidence to support our conclusion regarding realizability of these carry forwards.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and our $20 million Credit Facility. Cash, cash equivalents, restricted cash and investments at June 30, 2008 totaled $29.7 million, a decrease of $17.5 million from December 31, 2007. The decrease in cash, cash equivalents, restricted cash and short and long-term investments from 2007 to 2008 was primarily due to the CDT acquisition of $17.9 million, capital purchases of $3.8 million and cash used in our operating activities of $6.6 million (which includes a $3.1 million realized loss related to a foreign exchange forward contract that was settled on April 4, 2008 with the bank). These decreases were partially offset by net proceeds drawn from our Credit Facility of $8.1 million. Capital expenditures during the six months ended June 30, 2008 consisted primarily of leasehold improvements and furniture and fixtures related to our new offices in Bellevue, Washington and Tucson, Arizona. We believe existing cash and cash equivalents together with funds generated from operations will be sufficient to meet our anticipated working capital needs and capital expenditure needs for the next 12 months and the foreseeable future.

Cash used in operations during the six months ended June 30, 2008 was $6.6 million compared to cash provided by operations during the same period in 2007 of $6.8 million. Cash provided by operations in the first half of 2008 decreased significantly due to a net loss of $9.4 million compared to a net loss of $430,000 in 2007.

Cash used in investing activities during the six months ended June 30, 2008 was $21.7 million compared to cash provided by investing activities of $2.7 million during the same period in 2007. Cash used in investing activities during the six months ended June 30, 2008 included $17.9 million used to purchase CDT, net of cash acquired, and $3.8 million used to purchase leasehold improvements and equipment and furniture and fixtures. Capital asset purchases in the first half of 2008 were $3.8 million compared to $2.4 million in the first half of 2007. We anticipate our capital spending will decrease in the remaining quarters of 2008 as we have completed our office moves which primarily occurred in the first quarter of 2008.

Cash provided by financing activities during the six months ended June 30, 2008 was $9.5 million compared to cash used in financing activities of $2.6 million during the first half of 2007. Upon the closing of the Credit Facility in January 2008 and during the first quarter of 2008, we obtained cash advances totaling $9.7 million. On April 3, 2008, we obtained an additional cash advance of $3.1 million. On June 6, 2008 and June 27, 2008, we repaid $1.0 million and $4.0 million, respectively. In addition, we repurchased 36,000 shares of our common stock for $138,000 under our stock repurchase program during the six months ended June 30, 2008. We repurchased 761,900 shares of our common stock for $4.9 million during the six months ended June 30, 2007.

Foreign currency exchange forward contracts

On January 2, 2008, we loaned our wholly-owned subsidiary, CVG, €31.6 million to finance the acquisition of CDT as well as pay on behalf of CDT approximately €3.1 million of profit-sharing CDT owed to its former owner. The loan accrues interest at a rate equal to the 3 months EURIBOR rate plus 2.75% per annum. We intend to have CDT remit its excess cash to us in repayment of the intercompany loan on behalf of CVG. CVG is a holding company with no operations and therefore has no cash. CDT, on the other hand, is an operating company with cash. However, until recently, CDT was restricted from making distributions or loans to CVG to allow CVG to repay the intercompany loan from us, except for the €3.1 million of profit-sharing we paid to CDT’s former owner on behalf of CDT. This was due to the more restrictive capital maintenance rules under German law that apply to distributions or loans to shareholders.

Until the intercompany loan is repaid, this loan exposes us to significant gains and losses from fluctuations in the exchange rate of Euros to U.S. dollars. To mitigate the risk of a decline in the value of the Euro to the dollar, on January 11, 2008, we entered into a foreign currency exchange forward contract, agreeing to sell approximately €31.6 million on April 4, 2008 at an exchange rate of $1.4721 per Euro. On April 4, 2008, when the exchange rate was $1.5697 per Euro, we realized a loss of $3.1 million on the foreign currency exchange forward contract and paid the bank $3.1 million to settle the contract. This cash loss was offset by a non-cash gain of $3.1 million on the revaluation of the intercompany loan balance on April 4, 2008.

On April 3, 2008, to mitigate our foreign currency exposure on the anticipated repayments of the intercompany loan, we entered into two foreign currency exchange forward contracts with maturity dates of April 11, 2008 and June 27, 2008 for notional amounts of €3.0 million and €4.0 million, respectively, at exchange rates of $1.5683 per Euro and $1.5601 per Euro, respectively.

On April 9, 2008, CDT, paid us €2.7 million reducing the outstanding intercompany loan balance to €28.9 million ($46.8 million) including accrued interest. The €2.7 million payment was comprised of €3.1 million for the repayment of the profit-sharing we paid on CDT’s behalf to the Seller, net of additional purchase price paid to the Seller of €463,000. Pursuant to the Sale and Purchase Agreement, the purchase price paid at closing included a payment for CDT’s estimated cash balance on December 31, 2007 and included a provision to adjust the purchase price once CDT’s actual cash balance at December 31, 2007 could be determined. The additional purchase price of €463,000 represents the additional cash CDT held at December 31, 2007. Upon receipt of this intercompany loan repayment from CDT, we settled the foreign currency exchange forward contract with a maturity date of April 11, 2008 with the bank.

On June 27, 2008, CDT and CVG entered into a merger agreement under which CDT has merged into CVG with CVG as the surviving corporation. As a result of the merger, CVG is both the borrower under the intercompany loan from us and is also an operating company with cash. After the merger, the more permissive rules under German law applicable to repayment of a loan from a shareholder apply.

In connection with the merger, CDT made a payment of €4.0 million to us which reduced the intercompany loan balance. We also made an equity contribution of €3.0 million into the surviving corporation by forgiving a portion of the intercompany loan balance by this amount. Upon receipt of the €4.0 million intercompany loan repayment from CDT, we settled the foreign currency exchange forward contract with a maturity date of June 27, 2008 with the bank.

Also in connection with the merger, we entered into a subordination agreement with CVG whereby €10.0 million of the intercompany loan, including accrued interest, was subordinated to all claims by other CVG’s creditors. According to the capital maintenance rules under German law, net equity including net income (loss) from operations must be maintained as a positive amount while repaying a loan from a shareholder, referred to as the “over-indebtedness rule. “ The subordinated amount may be treated as equity instead of debt for the purposes of calculating this amount.

As of June 30, 2008, all of our foreign currency exchange forward contracts were settled with the bank.

Cross-currency swap contract

On April 29, 2008, to mitigate the majority of our foreign currency exposure on the outstanding intercompany loan, we entered into a cross-currency swap contract for a notional amount of €21.5 million. Under the terms of the cross-currency swap, during the period ending January 15, 2009, we pay in Euros at a rate of 5.24% and we receive US dollars at a rate of 3.11% on $33.5 million. Effective January 15, 2009, we will pay in Euros at a rate of the three-month EURIBOR plus 0.32% and we will receive U.S. dollars at a rate of the three-month LIBOR on $33.5 million. The cross-currency swap payment dates and amounts match the amounts and dates we expect to receive payments on the loan from our subsidiary. If our subsidiary is unable to remit cash in repayment of the intercompany loan in accordance with the agreed payment schedule, we are exposed to U.S. dollar cash flow risks. To the extent that any payment due on the cross-currency swap contract is in a loss position on the date it is due and we do not receive a corresponding payment from our subsidiary, we will have to settle the contract in U.S. dollars equal to the amount of the loss. The payments on the cross-currency swap and the corresponding payments from our subsidiary are scheduled to be made quarterly, including principal and accrued interest, and begin on January 15, 2009 and end on October 18, 2013, as long as the liquidity of the surviving corporation is sufficient to carry out its operations.

As of June 30, 2008, the cross-currency swap was our only derivative instrument outstanding. As of June 30, 2008, the derivative liability balance related to the cross-currency swap was $1.0 million of which $0.3 million was included in current liabilities and $0.7 million was included in other long-term liabilities in our consolidated balance sheet.

Contractual Obligations and Commercial Commitments

On January 2, 2008, we entered into a credit agreement providing for a senior secured revolving credit facility with Wells Fargo Foothill, LLC, as arranger, administrative agent, swing lender, and letter of credit issuer, and the other lenders party thereto (the “Credit Facility”).

The Credit Facility provides for a $10.0 million revolving line of credit commitment, which may be used (i) for revolving loans, (ii) for swing line advances, subject to a sublimit of $2.0 million, and (iii) to request the issuance of letters of credit on our behalf, subject to a sublimit of $5.0 million. On April 2, 2008, as allowed under the facility, we requested and received an increase to the Credit Facility for $10.0 million, bringing the total Credit Facility to $20.0 million. The credit available under the Credit Facility was used to pay a portion of the purchase price for the acquisition of ODT as described in Note 7 to our unaudited consolidated financial statements and to finance our ongoing working capital, capital expenditure, and general corporate needs. Upon the closing of the Credit Facility and during the first quarter of 2008 we obtained cash advances totaling $9.7 million. On April 3, 2008 we obtained an additional cash advance of $3.1 million. On June 6, 2008 and June 27, 2008, we repaid $1.0 million and $4.0 million, respectively. At June 30, 2008, the outstanding balance on our Credit Facility was $8.1 million, including accrued interest.

We may, subject to applicable conditions, elect interest rates on our revolving borrowings calculated by reference to (i) the LIBOR rate (the “LIBOR Rate”) fixed for given interest periods, plus a margin determined by our average daily balance of the revolving loan usage during the preceding month or (ii) Wells Fargo Bank, National Association’s prime rate (or, if greater, the average rate on overnight federal funds plus one half of one percent) (the “Base Rate”), plus a margin determined by our average daily balance of the revolving loan usage during the preceding month. For swing line borrowings, we will pay interest at the Base Rate, plus a margin determined by our average daily balance of the revolving loan usage during the preceding month. For borrowings made with the LIBOR Rate, the margin ranges from 250 to 275 basis points, while for borrowings made with the Base Rate, the margin ranges from 100 to 125 basis points. The weighted average interest rate on our outstanding loan balance during the quarter and six months ended June 30, 2008 was 6.33% and 6.80%, respectively.

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

Our company is exposed to market risks, including changes in interest rates and foreign currency exchange rates, each of which could adversely affect the value of certain assets and liabilities. We do not hold or issue financial instruments for speculative or trading purposes.

Interest rate risk

On January 2, 2008, we entered into a credit agreement providing for a senior secured revolving credit facility of $10.0 million. On April 2, 2008, we requested and received an increase to the Credit Facility for $10.0 million, bringing the total Credit Facility to $20.0 million. Upon closing of the credit facility and during the first quarter of 2008, we obtained cash advances totaling $9.7 million and on April 3, 2008 we obtained an additional cash advance of $3.1 million. On June 6, 2008 and June 27, 2008, we repaid $1.0 million and $4.0 million, respectively. The interest rate on the credit facility is based upon either: LIBOR plus an applicable margin, or the prime rate or base rate plus an applicable margin. The credit facility matures on January 2, 2013. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Commercial Commitments” for more information on our Credit Facility.

Based on our outstanding credit facility obligation of $8.1 million as of June 30, 2008, assuming a hypothetical increase of 5%, 10% and 20% in interest rates over the next year, annualized interest expense would increase by approximately $405,000, $810,000 and $1.6 million, respectively. Such potential increases are based on certain simplified assumptions, including an immediate, across-the-board increase in the level of interest rates with no other subsequent changes for the remainder of the periods.

On April 29, 2008, to mitigate the majority of our foreign currency exposure on the outstanding intercompany loan, we entered into a cross-currency swap contract for a notional amount of €21.5 million. Under the terms of the cross-currency swap, during the period ending January 15, 2009, we pay in Euros at a rate of 5.24% and we receive US dollars at a rate of 3.11% on $33.5 million. Effective January 15, 2009, we will pay in Euros at a rate of the three-month EURIBOR plus 0.32% and we will receive U.S. dollars at a rate of the three-month LIBOR on $33.5 million. Our cross-currency swap contract is a derivative instrument and is re-measured at fair value each reporting period. The fair value of the cross-currency swap is determined based on the market interest rates and the Euro/U.S. dollar exchange rate. Changes in market interest rates and foreign exchange rates will affect the fair values of our derivative instrument and may have a material effect on our financial results. See “—Foreign currency risk—Cross-currency swap contract” below for more information on this contract.

Foreign currency risk

Currently, our U.S. sales and some international sales are denominated in U.S. dollars. We may also price our international sales to the United Kingdom in British pounds sterling, to Canada in Canadian dollars, to Australia in Australian dollars and to participating European Community countries in Euros. Increases in the value of the U.S. dollar against any local currencies could cause our U.S.-

based products to become relatively more expensive to customers in a particular country or region, leading to reduced revenue or profitability in that country or region. We expect to continue to expand our international operations, particularly with the acquisition of CDT in January 2008, and accordingly, we expect our non-U.S.-dollar-denominated revenue, expenses, and intercompany balances and our exposure to gains and losses on international currency transactions will increase.

Based on the net foreign currency denominated balances held by our U.S. parent company at June 30, 2008 of $36.8 million, an assumed hypothetical 5%, 10% and 20% strengthening of the U.S. dollar in relation to the denominated foreign currencies would result in losses of $1.8 million, $3.7 million, and $7.4 million, respectively. We would record these losses in “other income (expense), net” in our consolidated statements of operations.

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

As we have expanded our international operations, and particularly with the acquisition of CDT in early January 2008, our exposure to these exchange rate risks has increased. As of the date of this report, a significant portion of our net assets are denominated in Euros and, to a lesser extent, in Canadian dollars, Australian dollars and British pounds sterling. Moreover, with the acquisition of CDT, a significant portion of our consolidated revenue and expenses will be denominated in Euros. Historically, we have not hedged our foreign currency translation risk, although we may do so in the future. We performed a sensitivity analysis assuming a hypothetical adverse movement in foreign exchange rates to the underlying foreign currency exposures for our asset and liability positions based in foreign currencies as of June 30, 2008. The sensitivity analysis indicated that a hypothetical 5%, 10% and 20% adverse movement in foreign currency exchange rates would result in a $489,000, $978,000 and $2.0 million, respectively, loss in fair values of foreign currency based assets and liabilities as of June 30, 2008 compared to a $456,000, $912,000 and $1.8 million, respectively, loss in fair values of foreign currency based assets and liabilities at June 30, 2007. Fluctuations in our foreign denominated assets and liabilities are recorded in “accumulated other comprehensive income (loss),” a separate component of shareholders’ equity.

Foreign currency exchange forward contracts

On January 2, 2008, we loaned our wholly-owned subsidiary, CVG, €31.6 million to finance the acquisition of CDT as well as pay on behalf of CDT approximately €3.1 million of profit-sharing CDT owed to its former owner. The loan accrues interest at a rate equal to the 3 months EURIBOR rate plus 2.75% per annum. We intend to have CDT remit its excess cash to us in repayment of the intercompany loan on behalf of CVG. CVG is a holding company with no operations and therefore has no cash. CDT, on the other hand, is an operating company with cash. However, until recently, CDT was restricted from making distributions or loans to CVG to allow CVG to repay the intercompany loan from us, except for the €3.1 million of profit-sharing we paid to CDT’s former owner on behalf of CDT. This was due to the more restrictive capital maintenance rules under German law that apply to distributions or loans to shareholders.

Until the intercompany loan is repaid, this loan exposes us to significant gains and losses from fluctuations in the exchange rate of Euros to U.S. dollars. To mitigate the risk of a decline in the value of the Euro to the dollar, on January 11, 2008, we entered into a foreign currency exchange forward contract, agreeing to sell approximately €31.6 million on April 4, 2008 at an exchange rate of $1.4721 per Euro. On April 4, 2008, when the exchange rate was $1.5697 per Euro, we realized a loss of $3.1 million on the foreign currency exchange forward contract and paid the bank $3.1 million to settle the contract. This cash loss was offset by a non-cash gain of $3.1 million on the revaluation of the intercompany loan balance on April 4, 2008.

On April 3, 2008, to mitigate our foreign currency exposure on the anticipated repayments of the intercompany loan, we entered into two foreign currency exchange forward contracts with maturity dates of April 11, 2008 and June 27, 2008 for notional amounts of €3.0 million and €4.0 million, respectively, at exchange rates of $1.5683 per Euro and $1.5601 per Euro, respectively.

On April 9, 2008, CDT, paid us €2.7 million reducing the outstanding intercompany loan balance to €28.9 million ($46.8 million) including accrued interest. The €2.7 million payment was comprised of €3.1 million for the repayment of the profit-sharing we paid on CDT’s behalf to the Seller, net of additional purchase price paid to the Seller of €463,000. Pursuant to the Sale and Purchase Agreement, the purchase price paid at closing included a payment for CDT’s estimated cash balance on December 31, 2007 and included a provision to adjust the purchase price once CDT’s actual cash balance at December 31, 2007 could be determined. The additional purchase price of €463,000 represents the additional cash CDT held at December 31, 2007. Upon receipt of this intercompany loan repayment from CDT, we settled the foreign currency exchange forward contract with a maturity date of April 11, 2008 with the bank.

On June 27, 2008, CDT and CVG entered into a merger agreement under which CDT has merged into CVG with CVG as the surviving corporation. As a result of the merger, CVG is both the borrower under the intercompany loan from us and is also an operating company with cash. After the merger, the more permissive rules under German law applicable to repayment of a loan from a shareholder apply.

In connection with the merger, CDT made a payment of €4.0 million to us which reduced the intercompany loan balance. We also made an equity contribution of €3.0 million into the surviving corporation by forgiving a portion of the intercompany loan balance by this amount. Upon receipt of the €4.0 million intercompany loan repayment from CDT, we settled the foreign currency exchange forward contract with a maturity date of June 27, 2008 with the bank.

Also in connection with the merger, we entered into a subordination agreement with CVG whereby €10.0 million of the intercompany loan, including accrued interest, was subordinated to all claims by other CVG’s creditors. According to the capital maintenance rules under German law, net equity including net income (loss) from operations must be maintained as a positive amount while repaying a loan from a shareholder, referred to as the “over-indebtedness rule. “ The subordinated amount may be treated as equity instead of debt for the purposes of calculating this amount.

As of June 30, 2008, all of our foreign currency exchange forward contracts were settled with the bank.

Cross-currency swap contract

On April 29, 2008, to mitigate the majority of our foreign currency exposure on the outstanding intercompany loan, we entered into a cross-currency swap contract for a notional amount of €21.5 million. Under the terms of the cross-currency swap, during the period ending January 15, 2009, we pay in Euros at a rate of 5.24% and we receive US dollars at a rate of 3.11% on $33.5 million. Effective January 15, 2009, we will pay in Euros at a rate of the three-month EURIBOR plus 0.32% and we will receive U.S. dollars at a rate of the three-month LIBOR on $33.5 million. The cross-currency swap payment dates and amounts match the amounts and dates we expect to receive payments on the loan from our subsidiary. If our subsidiary is unable to remit cash in repayment of the intercompany loan in accordance with the agreed payment schedule, we are exposed to U.S. dollar cash flow risks. To the extent that any payment due on the cross-currency swap contract is in a loss position on the date it is due and we do not receive a corresponding payment from our subsidiary, we will have to settle the contract in U.S. dollars equal to the amount of the loss. The payments on the cross-currency swap and the corresponding payments from our subsidiary are scheduled to be made quarterly, including principal and accrued interest, and begin on January 15, 2009 and end on October 18, 2013, as long as the liquidity of the surviving corporation is sufficient to carry out its operations.

As of June 30, 2008, the cross-currency swap was our only derivative instrument outstanding. As of June 30, 2008, the derivative liability balance related to the cross-currency swap was $1.0 million of which $0.3 million was included in current liabilities and $0.7 million was included in other long-term liabilities in our consolidated balance sheet.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, Captaris has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2008, the end of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

As reported in our Annual Report on Form 10-K for the year ended December 31, 2007 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, Captaris has been involved in an ongoing lawsuit in Circuit Court in Cook County, Illinois. The lawsuit was filed by Travel 100 Group, Inc. (“Travel 100”), against Mediterranean Shipping Company (“Mediterranean”). The complaint alleges violations of the Telephone Consumer Protection Act in connection with the receipt of facsimile advertisements that were transmitted by MediaTel Corporation, a wholly-owned subsidiary of Captaris, on behalf of travel service providers, including Mediterranean. All of the assets of MediaTel were sold to a subsidiary of PTEK Holdings, Inc. on September 1, 2003.

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

On September 29, 2006, the court in the Mediterranean case granted summary judgment in favor of Mediterranean and Captaris and dismissed the case. In granting summary judgment, the court ruled that Travel 100 had invited the facsimile advertisements and there was no violation of the Telephone Consumer Protection Act. Travel 100 filed a motion for reconsideration, which the court denied. Travel 100 then filed a notice of appeal on December 29, 2006. On May 30, 2008, the Illinois Appellate Court affirmed the trial court’s summary judgment order against Travel 100. Travel 100 had until July 7, 2008, to file a Petition for Leave to Appeal to the Illinois Supreme Court. Instead of filing its Petition, Travel 100 filed a motion requesting until August 11, 2008, to file its Petition for Leave to Appeal. The Court granted the requested extension of time to file the Petition. The Illinois Supreme Court grants leave to appeal in only a small fraction of cases. In recent years, the Supreme Court has granted leave in between 2% to 6% of cases where leave to appeal was requested.

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

Item 6.	EXHIBITS

3(ii)	Amended and Restated Bylaws of Captaris, Inc., as amended on September 30, 2007, March 30, 2008 and April 3, 2008 (incorporated by reference to Exhibit 3(ii) to our Quarterly Report on Form 10-Q (File No. 0-25186) filed on May 9, 2008).

10.1+	Amendment Number One to Credit Agreement, dated as of March 27, 2008, by and among Captaris, Inc., as borrower, Wells Fargo Foothill, LLC, as administrative agent and sole lender.

10.2	Amendment Number Two to Credit Agreement, dated as of May 15, 2008, by and among Captaris, Inc., as borrower, Wells Fargo Foothill, LLC, as administrative agent and sole lender (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-25186) filed on May 21, 2008).

10.3*	Captaris, Inc. Management Incentive Retention Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-25186) filed on April 29, 2008).

10.4*	Captaris, Inc. 2008 Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 0-25186) filed on May 9, 2008).

10.5+*	Captaris, Inc. Executive Severance Pay Plan.

10.6+*	Captaris, Inc. Summary of Nonemployee Director Compensation.

31.1+	Rule 13a-14(a) Certification (Chief Executive Officer)

31.2+	Rule 13a-14(a) Certification (Chief Financial Officer)

32.1+	Section 1350 Certification (Chief Executive Officer)

32.2+	Section 1350 Certification (Chief Financial Officer)

+	Filed herewith.

*	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of August 2008.

CAPTARIS, INC.

By:	/s/ Peter Papano
Peter Papano
Chief Financial Officer and Treasurer
(Signing on behalf of the registrant and as
Principal Financial Officer)