Form 10-Q
period 2008-09-30
CAPTARIS INC
filed 2008-10-31
CIK 931784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

The number of outstanding shares of the registrant’s common stock as of October 24, 2008 was 26,570,529.

CAPTARIS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2008

CAPTARIS, INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “target,” or the negative of these terms or other terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors that may cause our actual results to differ materially from any forward-looking statements. Factors that could affect Captaris’s actual results include, without limitation:

•

The occurrence of specified events, changes or other circumstances that could give rise to the termination of the agreement and plan of merger, dated September 3, 2008 (“merger agreement”), entered into by us and Open Text Corporation, Open Text, Inc. (“Open Text”) and Oasis Merger Corp. (“Oasis”) providing for the acquisition of us by Open Text through a merger of Oasis into us (referred to as the “merger”), including a termination under certain circumstances that could require us to pay a $4.9 million termination fee to Open Text or reimburse up to $2.0 million of Open Text’s out-of-pocket expenses, which would reduce any termination fee that may be payable.

•	The inability to complete the merger due to the failure to obtain shareholder approval or the failure to satisfy other conditions to consummate the merger.

•	The failure of the merger to close in a timely manner or at all, which may adversely affect our business and the price per share of our common stock.

•	The potential adverse effect on our business and operations because of certain covenants we agreed to in the merger agreement.

•	The effect of the announcement of the merger on our clients, customers and partner relationships, operating results and business generally.

•	The risk that the proposed merger disrupts current plans and operations and our inability to respond effectively to competitive pressures, industry developments and future opportunities.

•	Our inability to retain and, if necessary, attract key employees, particularly in light of the proposed merger.

•	Risks relating to diverting management’s attention from ongoing business and operations.

•	The amount of the costs, fees, expenses and charges related to the merger.

•	Litigation regarding the merger.

•	Quarterly and seasonal fluctuations in operating results, which may negatively impact the trading price of our common stock.

•	Our inability to compete successfully against current and future competitors.

•	Our inability to meet technology and customer demands in a rapidly changing industry.

•	Our inability to integrate recent acquisitions, including acquired technologies, products, personnel or operations.

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

•

Current credit and financial market conditions may delay or prevent customers from obtaining financing to purchase our products, which would adversely affect our product sales and revenues and therefore harm our business and results of operations.

•	Our inability to comply with the financial restrictions and other covenants in our credit facility, which could adversely impact our financial condition and liquidity.

More information about factors that potentially could affect Captaris’s financial results is included under Part I, Item 1A “Risk Factors” in our most recent Annual Report on Form 10-K, as amended and in Part II, Item 1A of our Quarterly Reports on Form 10-Q filed by us with the Securities and Exchange Commission (“SEC”). Readers are cautioned not to place undue reliance upon these forward-looking statements that speak only as to the date of this report. Except as required by law, Captaris undertakes no obligation to update any forward-looking or other statements in this report whether as a result of new information, future events or otherwise.

Additional Information about the Merger and Where to Find It

We urge you to read the definitive proxy statement filed with the SEC on October 3, 2008 (the “definitive proxy statement”) (including any amendments or supplements to the definitive proxy statement) regarding the proposed transaction with Open Text before making any voting decision with respect to the merger. The definitive proxy statement contains important information about us, Open Text and the proposed transaction. You may obtain a copy of the definitive proxy statement and other relevant documents without charge at the SEC’s Internet site (http://www.sec.gov). Copies of the proxy statement, the other relevant documents and the filings with the SEC that are incorporated by reference in the definitive proxy statement also can be obtained, without charge, by directing a request to Captaris at 301 116th Ave. S.E., Suite 400, Bellevue, Washington, 98004-6446, USA, Attention: Corporate Secretary.

Participants in the Solicitation

We and our directors and executive officers may be deemed to be participants in the solicitation of proxies from our shareholders in connection with the proposed transaction. Information regarding the special interests of these directors and executive officers in the merger transaction is included in the proxy statement. Additional information regarding our directors and executive officers is also included in our annual report on Form 10-K filed with the SEC on March 17, 2008, as amended on April 29, 2008.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CAPTARIS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2008 (Unaudited)	December 31, 2007 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$28,144	$46,182
Restricted cash	—	1,000
Accounts receivable, net	25,510	19,348
Inventories	2,759	1,681
Prepaid expenses and other current assets	5,419	4,564
Income taxes receivable and current deferred tax assets, net	2,846	3,527

Total current assets	64,678	76,302
Other long-term assets	1,126	847
Equipment and leasehold improvements, net	9,972	7,735
Intangible assets, net	26,520	11,748
Goodwill	54,228	37,522
Long-term deferred tax assets, net	5,658	5,344

Total assets	$162,182	$139,498

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,838	$8,621
Accrued compensation and benefits	6,631	5,528
Other accrued liabilities	2,649	1,706
Income taxes payable	100	327
Deferred revenue	25,156	22,747

Total current liabilities	45,374	38,929
Other long-term accrued liabilities	399	696
Long-term deferred revenue	5,200	5,962
Pension and other long-term employee benefit obligations	17,939	—
Bank loan	8,256	—

Total liabilities	77,168	45,587

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 2,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 120,000 shares authorized; 26,570 and 26,378 issued and outstanding, respectively	266	264
Additional paid-in capital	42,829	40,971
Retained earnings	39,674	49,961
Accumulated other comprehensive income	2,245	2,715

Total shareholders’ equity	85,014	93,911

Total liabilities and shareholders’ equity	$162,182	$139,498

See the accompanying notes to unaudited consolidated financial statements.

CAPTARIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenue	$34,496	$23,265	$94,513	$66,744
Cost of revenue	11,271	6,947	31,405	20,098

Gross profit	23,225	16,318	63,108	46,646
Operating expenses:
Research and development	5,924	4,453	18,674	11,272
Selling and marketing	10,504	8,452	35,283	25,630
General and administrative	6,119	4,352	18,883	13,170
Amortization of intangible assets	657	382	2,015	665
In-process research and development	—	219	1,278	219
Gain on sale of discontinued product line CallXpress	—	—	—	(1,000)

Total operating expenses	23,204	17,858	76,133	49,956

Operating income (loss)	21	(1,540)	(13,025)	(3,310)

Other (expense) income:
Interest income	148	467	616	1,590
Interest expense	(224)	—	(917)	—
Other (expense) income, net	(987)	(47)	(1,057)	179

Other (expense) income	(1,063)	420	(1,358)	1,769

Loss from continuing operations before income tax benefit	(1,042)	(1,120)	(14,383)	(1,541)
Income tax benefit	(117)	(1,606)	(4,097)	(1,600)

(Loss) income from continuing operations	(925)	486	(10,286)	59

Discontinued operations:
Loss on sale of MediaTel assets, net of income tax benefit	—	—	(1)	(3)

Loss from discontinued operations	—	—	(1)	(3)

Net (loss) income	$(925)	$486	$(10,287)	$56

Basic net (loss) income per common share:
(Loss) income from continuing operations	$(0.03)	$0.02	$(0.39)	$0.00
Loss from discontinued operations	—	—	(0.00)	(0.00)

Basic net (loss) income per common share	$(0.03)	$0.02	$(0.39)	$0.00

Diluted net (loss) income per common share:
(Loss) income from continuing operations	$(0.03)	$0.02	$(0.39)	$0.00
Loss from discontinued operations	—	—	(0.00)	(0.00)

Diluted net (loss) income per common share	$(0.03)	$0.02	$(0.39)	$0.00

Weighted average shares used in computation of:
Basic net loss per share	26,587	26,968	26,509	27,212
Diluted net loss per share	26,587	27,504	26,509	27,965

See the accompanying notes to unaudited consolidated financial statements.

CAPTARIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(10,287)	$56
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	2,608	1,961
Amortization	5,271	2,134
Stock-based compensation expense	1,046	971
Unrealized loss on foreign currency revaluation	165	—
Unrealized gain on derivative instrument	(2,246)	—
Pension and long-term employee benefit expense	1,500	—
Provision for doubtful accounts	138	23
In-process research and development	1,278	219
Loss (gain) on disposition of assets	117	(8)
Deferred income tax benefit	(4,299)	(1,859)
Changes in assets and liabilities (net of acquired assets and liabilities):
Accounts receivable	(1,765)	5,953
Inventories	(649)	(138)
Prepaid expenses and other assets	1,547	(679)
Income taxes receivable	99	(146)
Accounts payable	935	223
Accrued compensation and benefits	(744)	(806)
Other accrued liabilities	(676)	(71)
Income taxes payable	(8)	114
Pension liability	(495)	—
Deferred revenue	35	908

Net cash (used in) provided by operating activities	(6,430)	8,855

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(4,231)	(4,156)
Purchase of investments	—	(19,528)
Acquisition of CDT	(17,926)	—
Acquisition of Castelle	—	(11,974)
Proceeds from disposals of assets	35	55
Proceeds from sales and maturities of investments	4	32,903

Net cash used in investing activities	(22,118)	(2,700)

Cash flows from financing activities:
Proceeds from bank loan	13,256	—
Repayments on bank loan	(5,000)	—
Proceeds from release of restricted cash	1,000	—
Proceeds from exercise of common stock options	914	2,160
Repurchase of common stock	(138)	(8,038)
Excess tax benefits from stock-based compensation	38	308

Net cash provided by (used in) financing activities	10,070	(5,570)

Net (decrease) increase in cash	(18,478)	585
Effect of exchange rate changes on cash	440	(50)
Cash and cash equivalents at beginning of period	46,182	10,695

Cash and cash equivalents at end of period	$28,144	$11,230

Supplemental disclosures:
Cash paid during the period for income taxes	$289	$251

Acquisitions:
Fair value of assets acquired	$48,173	$14,349
Cash paid	(17,926)	(11,974)

Liabilities assumed	$30,247	$2,375

Software acquired with three year payment terms:
Fair value of software acquired	$—	$935
Cash paid	—	(301)

Liability assumed	$—	$634

See the accompanying notes to unaudited consolidated financial statements.

CAPTARIS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity	Total Comprehensive Loss
Balance at December 31, 2007	26,378,044	$264	$40,971	$2,715	$49,961	$93,911	$—
Exercise of stock options and release of vested stock units	227,582	2	912	—	—	914	—
Repurchase of common stock	(36,000)	—	(138)	—	—	(138)	—
Stock-based compensation expense	—	—	1,046	—	—	1,046	—
Stock-based compensation tax benefit	—	—	38	—	—	38	—
Foreign currency translation adjustment	—	—	—	(470)	—	(470)	(470)
Net loss	—	—	—	—	(10,287)	(10,287)	(10,287)

Balance at September 30, 2008	26,569,626	$266	$42,829	$2,245	$39,674	$85,014	$(10,757)

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

Basis of Presentation and Preparation

The accompanying unaudited consolidated financial statements as of September 30, 2008, and for the quarters and nine months ended September 30, 2008 and 2007 and audited balance sheet as of December 31, 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements have been omitted for interim financial information in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments and accruals, necessary for a fair presentation of our financial condition, results of operations and cash flows for the periods indicated.

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

Cash and Cash Equivalents

We have cash balances in banks in excess of the maximum amount insured by the Federal Depository Insurance Corporation (FDIC) at September 30, 2008 and December 31, 2007. The FDIC insures qualifying accounts at each institution up to $250,000.

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

In connection with the merger, CDT made a payment of €4.0 million to us on behalf of CVG and this payment reduced the intercompany loan balance. We also made a €3.0 million equity contribution into the surviving corporation by forgiving a portion of the intercompany loan balance for this amount. When combined with an earlier payment of €2.7 million that CVG paid to us, the intercompany loan balance was reduced by €9.7 million. The remaining intercompany balance is scheduled to be repaid quarterly, including principal and accrued interest, beginning on January 15, 2009 and ending on October 18, 2013 as long as the liquidity of the surviving company is sufficient to carry out its operations. See Note 8.

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

Inventories consisted of the following:

(in thousands)	September 30, 2008	December 31, 2007
Finished goods	$1,546	$1,131
Components	1,213	550

	$2,759	$1,681

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

We sell products through resellers, Original Equipment Manufacturers (“OEM”) and other channel partners, as well as directly to end-users. Generally, our resellers do not stock product, and except for OEM sales described below, we recognize product revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. If a reseller does stock product, we defer this revenue until the reseller sells the product through to end-users.

Sales of our appliance products are made through stocking distributors. For sales to distributors, we recognize revenues on either the sell-through or sell-in method of revenue recognition as determined by the contractual arrangement with each distributor. When the distributor is entitled to stock rotation rights, we recognize revenue upon delivery of the appliances to the distributor, less a provision for an estimate of those rights (the “sell-in” method). Otherwise, revenue is recognized upon delivery of the appliances to the end-user (the “sell-through” method).

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

We provide allowances for estimated returns and return rights that exist for some customers. In general, customers are not granted return rights at the time of sale. However, we have historically accepted returns and therefore, reduce revenue recognized for estimated product returns. For those customers to whom we do grant return rights, we reduce revenue by an estimate of these returns. If we cannot reasonably estimate these returns, we defer the revenue until the return rights lapse. For software sold to resellers for which we have granted exchange rights, we defer the revenue until the reseller sells the software through to end-users. When customer acceptance provisions are present and we cannot reasonably estimate returns, we recognize revenue upon the earlier of customer acceptance or expiration of the acceptance period.

Professional services are customarily billed at fixed rates, plus out-of-pocket expenses and revenue is recognized when the service has been completed. However, if it is determined that a consulting engagement will be unprofitable, we recognize the loss at the time of such determination. Training revenue is recognized when the training is completed.

The following table provides the components of the maintenance, support and services revenue for the periods indicated:

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands, except % amounts)	2008	2007	Percent Change	2008	2007	Percent Change
Hardware replacement	$695	$615	13.0%	$1,911	$1,734	10.2%
Appliance replacement	937	483	94.0%	2,599	483	438.1%
Maintenance and product support	12,266	8,593	42.7%	34,802	25,386	37.1%
Services (professional services/training)	1,189	322	269.3%	5,087	1,627	212.7%

Maintenance, support and services revenue	$15,087	$10,013	50.7%	$44,399	$29,230	51.9%

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

Impairment of Intangibles

We periodically review our intangibles that are more likely than not to be sold or otherwise disposed of before the end of the asset’s previously estimated useful life to determine if there is any impairment of these assets. We assess the impairment of these assets, or the need to accelerate amortization, whenever events or changes in circumstances indicate that the asset carrying value may not be recoverable. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our intangibles. We determined that no impairment indicators were present during the third quarter of 2008; therefore, we have not evaluated our intangible assets for impairment as of September 30, 2008. Future events could cause us to conclude that impairment indicators exist and that the assets should be reviewed to determine their fair value. We assess the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Fair value is generally determined based on a valuation process that provides an estimate of a fair value of these assets using a discounted cash flow model, which includes many assumptions and estimates. Once the valuation is determined, we will write down these assets to their determined fair value, if necessary. Any write-down could have a material adverse effect on our financial condition and results of operations.

Derivative Instruments

We record the fair value of derivative instruments in our consolidated financial statements in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended. We use derivative instruments to manage certain foreign currency risks. We record the changes in the fair value of derivative instruments in our consolidated statements of operations in other (expense) income, net in the current period. We do not hold or issue financial instruments for speculative or trading purposes. For additional information about derivative instruments, see Note 9.

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

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, including vested stock units. Diluted net loss per common share is computed by dividing net loss by the sum of (a) the basic weighted average number of shares of common stock outstanding during the period and (b) additional shares that would have been issued, including unvested stock units, had all dilutive options been exercised less shares that would be repurchased with the proceeds from such exercises. Dilutive options are those that have an exercise price less than the average stock price during the period. For the quarter ended September 30, 2008, we excluded 172,669 and for the nine months ended September 30, 2008, we excluded 182,813 of common stock equivalents from the calculation of diluted net loss per share. Since we are reporting a loss from continuing operations for the 2008 periods presented, the effect of these additional shares is anti-dilutive and therefore, the number of shares in the calculation of basic and diluted net loss per common share is the same.

The following table sets forth the computation of basic and diluted net loss per common share:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
Numerator:
(Loss) income from continuing operations	$(925)	$486	$(10,286)	$59
Loss from discontinued operations	—	—	(1)	(3)

Net (loss) income	$(925)	$486	$(10,287)	$56

Denominator:
Weighted average shares outstanding – basic	26,587	26,968	26,509	27,212
Dilutive effect of common shares from stock options and stock units	—	536	—	753

Weighted average shares outstanding – diluted	26,587	27,504	26,509	27,965

Basic net (loss) income per common share:
(Loss) income from continuing operations	$(0.03)	$0.02	$(0.39)	$0.00
Loss from discontinued operations	—	—	(0.00)	(0.00)

Basic net (loss) income per common share	$(0.03)	$0.02	$(0.39)	$0.00

Diluted net (loss) income per common share:
(Loss) income from continuing operations	$(0.03)	$0.02	$(0.39)	$0.00
Loss from discontinued operations	—	—	(0.00)	(0.00)

Diluted net (loss) income per common share	$(0.03)	$0.02	$(0.39)	$0.00

Employee stock options to purchase 4,202,029 and 2,912,568 common shares for the quarters ended September 30, 2008 and 2007, respectively, and 4,442,590 and 1,941,933 common shares for the nine months ended September 30, 2008 and 2007, respectively, were outstanding, but were not included in the computation of diluted net loss per share because the exercise price of the stock options was greater than the average share price of the common shares; therefore, the effect would have been anti-dilutive.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. For financial assets and liabilities, SFAS No. 157 was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position (FSP) No. 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 is effective for us beginning January 1, 2009.

We adopted SFAS No. 157 on January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on our unaudited consolidated financial statements. We are currently evaluating the impact of FSP 157-2 on our unaudited consolidated financial statements.

Reclassifications

We have reclassified certain amounts in prior periods to conform to the current period’s presentation.

2. Open Text Merger

On September 3, 2008, we entered into a merger agreement with Open Text Corporation, Open Text Inc. (“Open Text”) and Oasis Merger Corp. (“Oasis”). Under the terms and subject to the conditions set forth in the merger agreement, Oasis will be merged with us, and we will survive the merger as a wholly-owned subsidiary of Open Text (the “merger”). The total cash consideration upon the closing of the Merger will be approximately $131 million.

At the effective time of the merger, each share of our common stock issued and outstanding immediately prior to the effective time, other than shares with respect to which the holder has properly exercised and maintained dissenters’ rights, will be automatically converted into the right to receive an amount of cash equal to $4.80. Stock options outstanding immediately prior to the effective time of the merger will be accelerated, then cancelled, and holders will be cashed out in an amount equal to the difference between the exercise price per share of the applicable stock option and $4.80. Restricted stock units or restricted deferred stock units outstanding immediately prior to the effective time of the merger will be accelerated, then cancelled, and the holders will be cashed out in an amount equal to the product of the number of shares of common stock subject to the stock unit and $4.80.

Consummation of the merger is subject to various customary conditions, including approval by our shareholders. A special meeting of our shareholders has been scheduled for October 31, 2008 to consider a proposal to approve the merger agreement. The merger agreement contains certain termination rights for both Open Text and us and provides that, in the event of termination of the merger agreement under specified circumstances, we may be required to pay Open Text a termination fee of $4.9 million.

Upon closing of the Merger, certain expenses that were contingent on the Merger closing will become payable. These expenses include approximately $8 million primarily related to investment banking fees and cash bonuses related to the Management Incentive Retention Plan. See Note 6. Also, upon closing of the Merger, we anticipate settling our cross-currency swap contract with the bank.

3. Segment Reporting

For segment reporting purposes, we operate as one segment. Revenue by geographic region, as determined by shipping destination, is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
North America	$19,210	$17,810	$56,105	$49,649
Europe	12,154	2,813	29,253	8,263
Asia Pacific	1,429	1,342	4,125	4,580
Rest of world	1,703	1,300	5,030	4,252

Total net revenue	$34,496	$23,265	$94,513	$66,744

Revenue from the rest of world consists primarily of sales to the Middle East, Africa, India and countries in the Latin America region. Revenue for the United States was $18.4 million and $17.1 million for the quarters ended September 30, 2008 and 2007, respectively, and $53.6 million and $47.2 million for the nine months ended September 30, 2008 and 2007, respectively. During the quarter ended September 30, 2008, one customer accounted for 14.3% of our net revenue. No single customer represented more than 10% of our net revenue for the quarter ended September 30, 2007 and for the nine months ended September 30, 2008 and 2007, respectively. Our operating results for the quarter and nine months ended September 30, 2008 include CDT’s revenues since we acquired CDT on January 4, 2008. See Note 8.

The following table sets forth the distribution of long-lived assets, representing equipment and leasehold improvements, net, assets and intangible assets, net, by significant geographic area, as of the periods indicated below:

(in thousands)	September 30, 2008	December 31, 2007
North America	$18,281	$19,163
Europe	18,204	291
Asia Pacific	7	29

Total long-lived assets	$36,492	$19,483

4. Stock-Based Compensation

Included in stock-based compensation are expenses relating to both our stock options and our stock units. The amount of stock-based compensation expense, net of forfeitures, recognized during the quarters ended September 30, 2008 and 2007 was $293,000 and $439,000, respectively, and $1.0 million and $971,000 during the nine months ended September 30, 2008 and 2007, respectively. Total unamortized compensation expense at September 30, 2008 was $3.4 million, net of forfeitures, which will be recognized over a weighted average period of two years.

The following table summarizes the allocation of stock-based compensation to our expense categories for the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Cost of revenue	$4	$9	$14	$20
Research and development	59	48	175	87
Selling and marketing	65	81	185	167
General and administrative	165	301	672	697

Total stock-based compensation expense	$293	$439	$1,046	$971

The following weighted average assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted in the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.1%	4.2%	2.6%	4.6%
Expected volatility	51.6%	42.5%	46.3%	41.9%
Expected term	5.27	5.27	5.27	5.27

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

Stock Options

Stock-based compensation expense related to stock options was $217,000 and $356,000 during the quarters ended September 30, 2008 and 2007, respectively, and $764,000 and $758,000 during the nine months ended September 30, 2008 and 2007, respectively. At September 30, 2008, total unamortized deferred compensation costs related to stock options was $2.5 million, net of estimated forfeitures. Total unamortized deferred compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of two years.

A summary of the status of our stock option plans at September 30, 2008, and the changes during the nine months then ended, is presented in the following table:

	Options and Stock Units Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Beginning of period at December 31, 2007	1,949,450	5,372,162	$5.11	6.28
Granted (1)	(642,090)	240,500	3.61
Exercised	—	(225,082)	4.06
Cancelled	716,978	—
Forfeited	—	(206,660)	4.77
Expired	(267,903)	(462,818)	5.61

End of period	1,756,435	4,718,102	5.04	6.06

Vested and expected to vest at September 30, 2008		4,421,778	5.07	5.92

Exercisable at September 30, 2008		3,429,088	5.15	5.25

(1)

The difference in shares granted under options available for grant and number of options outstanding is due to stock unit grants. In accordance with the 2006 Plan, each stock unit granted is to be counted as two shares against the number of shares available for issuance.

During the quarters ended September 30, 2008 and 2007, we granted 0 and 186,500 options, respectively, with a weighted average Black-Scholes fair value of $0 and $2.30 per share, respectively. During the nine months ended September 30, 2008 and 2007, we granted 240,500 and 1,159,195 options, respectively, with a weighted average Black-Scholes fair value of $1.60 and $2.47 per share, respectively.

The intrinsic value of options exercised during the third quarters of 2008 and 2007, was $70,000 and $39,000, respectively, and $109,000 and $879,000 for the nine months ended September 30, 2008 and 2007, respectively. The aggregate intrinsic value of options outstanding, options vested and expected to vest and options exercisable as of September 30, 2008, was $1.4 million, $1.3 million and $1.0 million, respectively. The intrinsic value is calculated as the difference between the market value of our common stock as of September 30, 2008 and the exercise price of the options. The market value on September 30, 2008 was $4.65 which was based on the average of the high and low stock price as reported by The Nasdaq Global Market.

Stock Units

Compensation expense related to stock units was $76,000 and $83,000 for the quarters ended September 30, 2008 and 2007, respectively, and $282,000 and $213,000 for the nine months ended September 30, 2008 and 2007, respectively.

Information related to non-vested stock units at September 30, 2008 is as follows:

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (in years)
Non-vested at beginning of period	195,081	$5.31	3.14
Awarded	200,795	3.61
Released	(2,500)	4.69
Canceled	(23,750)	3.59

Outstanding at end of period	369,626	4.50	2.46

Ending vested and expected to vest	262,924	4.56	2.32

Exercisable	92,176	4.68

The aggregate intrinsic value of stock units outstanding, vested or expected to vest, and exercisable as of September 30, 2008 was $1.7 million, $793,000 and $428,000, respectively.

Total unamortized deferred compensation expense related to stock units at September 30, 2008 was $915,000, net of estimated forfeitures, which will be recognized over a weighted average period of three years.

5. Stock Repurchase Program

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

Pursuant to our repurchase plan, during the quarters ended September 30, 2008 and 2007, we repurchased 0 and 601,939 of our common shares for $0 and $3.1 million, respectively. During the nine months ended September 30, 2008 and 2007, we repurchased 36,000 and 1,363,839 of our common shares for $138,000 and $8.0 million, respectively. At September 30, 2008, approximately $9.5 million was available under our repurchase plan. We may repurchase shares in the future subject to the rules of our 10b5-1 repurchase plan and in the case of any discretionary purchases outside of the plan, subject to open trading windows, overall market conditions, our stock price and our cash position and other requirements. The repurchase plan will continue until the earlier of (a) such time when the maximum dollar amount authorized has been utilized or (b) our Board of Directors elects to discontinue the repurchase plan.

6. Commitments and Contingencies

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

The Board has the absolute and unconditional right to amend or terminate the Plan. The Plan will automatically terminate on the Termination Date (defined as the closing date of the change in control prior to October 23, 2009 or a later date designated by the Plan administrator), if the closing date of the change in control has not occurred on or before the Termination Date. As of September 30, 2008, we have not accrued any such cash bonuses as the consummation of change in control has not occurred. See Note 2.

Open Text Merger

On September 3, 2008, we entered into a definitive merger agreement in which a wholly-owned subsidiary of Open Text Corporation will acquire us. If the merger agreement is terminated under certain circumstances specified in the merger agreement, we may be required to pay Open Text a termination fee of $4.9 million. In addition, if the merger agreement is terminated under certain circumstances, we may be required to reimburse Open Text for certain out-of-pocket expenses, subject to a maximum of $2.0 million, which will reduce the amount of any termination fee that may be payable.

7. Comprehensive (Loss) Income

Total comprehensive loss for the quarter ended September 30, 2008 was $958,000 and total comprehensive income for the quarter ended September 30, 2007 was $1.1 million. Total comprehensive loss for the nine months ended September 30, 2008 was $10.8 million and total comprehensive income for the nine months ended September 30, 2007 was $1.4 million. The primary difference between net loss as reported and comprehensive (loss) income is foreign currency translation adjustments in 2008, and foreign currency translation adjustments and unrealized gains (losses), net of income taxes, on our investment portfolio in 2007.

8. Business Combination and Intercompany Loan

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

We estimated fair value for all identifiable intangible assets including technology, trade names and customer relationships, using an income and a cost approach. At March 31, 2008, we completed a preliminary analysis of the value of the intangible assets acquired. During the nine months ended September 30, 2008, we revised the results of our preliminary analysis and made minor adjustments to the valuation of identifiable intangible assets. The determination of fair value is a critical and complex consideration that involves significant assumptions and estimates. These assumptions and estimates in our preliminary analysis were based on our best judgments and resulted in the allocation of purchase price for this acquisition as detailed below. The purchase price allocation below is subject to our finalization of the valuation of intangible assets and other assets acquired and liabilities assumed which may result in changes to the reported fair values of the acquired assets. The excess of the purchase price over the preliminary fair value of the assets acquired was allocated to goodwill. Based on our preliminary analysis, we have allocated $18.0 million to goodwill and it is not deductible for tax purposes.

CDT Preliminary Purchase Price Allocation:	(in thousands)
Acquired intangibles	$20,725
Goodwill	18,042
Other assets	8,128
Acquired in-process research and development	1,278

Total purchase price	$48,173

The following table presents details of the intangible assets acquired (in thousands, except number of years):

	Assigned Value	Weighted- average amortization period (in years)
Technology	$14,796	6.6
Trade names	600	7.0
Customer relationships	5,329	4.0

Total	$20,725	6.0

All identified amortizable intangible assets will be amortized on a straight-line basis over their estimated useful lives, ranging from 4 to 7 years, with no residual value. Using the September 30, 2008 exchange rate of $1.4081 U.S. dollars to Euros, we will recognize amortization expense for these intangible assets of approximately $881,000 for the remainder of 2008, $3.5 million in 2009, $3.5 million in 2010, $3.5 million in 2011, $2.3 million in 2012, $1.7 million in 2013 and $1.7 million in 2014.

CDT was combined in our single business segment and our results of operations include CDT’s results of operations for the period from January 4, 2008 to September 30, 2008, including an in-process research and development charge of $1.3 million.

The following unaudited pro forma information represents the results of operations for Captaris, inclusive of CDT, for the quarter and nine months ended September 30, 2007, as if the acquisition had been consummated as of January 1, 2007. Pro forma information for the nine months ended September 30, 2008 is not materially different than our actual results reported for the nine months ended September 30, 2008. The pro forma information presented below does not purport to be indicative of what may occur in the future. In addition, the pro forma information presented below includes a charge for non-recurring acquired in-process research and development of $1.3 million.

	Quarter Ended September 30, 2007	Nine Months Ended September 30, 2007
	(in thousands, except per share amounts)
	(Unaudited)
Net revenue	$30,814	$87,826

Loss from continuing operations	$(60)	$(1,959)
Loss from discontinued operations	—	(3)

Net loss	$(60)	$(1,962)

Denominator:
Weighted average shares outstanding – basic and diluted	26,968	27,212

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.00)	$(0.07)
Loss from discontinued operations	—	(0.00)

Basic and diluted net loss	$(0.00)	$(0.07)

9. Derivative Instruments

In 2008, we purchased foreign currency exchange forward contracts and a cross-currency swap contract to mitigate the foreign currency risk on the intercompany loan we made to CVG. See Note 8. Our foreign currency exchange forward contracts and cross-currency swap contract are derivative instruments and are re-measured at fair value each reporting period. The fair values of our foreign currency exchange forward contracts are determined based on the Euro/U.S. dollar exchange rate. The fair value of the cross-currency swap is determined based on the market interest rates and the Euro/U.S. dollar exchange rate. As such, we record the total change in fair value of our derivative instruments in our consolidated statements of operations each period to offset the gains or losses related to transactional re-measurement of the intercompany loan.

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

On April 9, 2008, CDT paid us €2.7 million reducing the outstanding intercompany loan balance to €28.9 million ($46.8 million) including accrued interest. The €2.7 million payment was comprised of €3.1 million for the repayment of the profit-sharing we paid on CDT’s behalf to the Seller, net of additional purchase price paid to the Seller of €463,000. Pursuant to the Sale and Purchase Agreement, the purchase price paid at closing included a payment for CDT’s estimated cash balance on December 31, 2007 and included a provision to adjust the purchase price once CDT’s actual cash balance at December 31, 2007 could be determined. The additional purchase price of €463,000 represents the additional cash CDT held at December 31, 2007. Upon receipt of this intercompany loan repayment from CDT, we settled the foreign currency exchange forward contract with a maturity date of April 11, 2008 with the bank.

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

As of September 30, 2008, all of our foreign currency exchange forward contracts were settled with the bank.

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

As of September 30, 2008, the cross-currency swap was our only derivative instrument outstanding. As of September 30, 2008, the derivative asset balance related to the cross-currency swap was $2.2 million, net, of which $2.6 million was included in current assets, and was partially offset with $382,000 included in current liabilities in our consolidated balance sheet. The derivative net asset balance was classified as current at September 30, 2008 as the cross-currency swap contract will be settled with the bank upon the closing of the merger with Open Text. See Note 2.

10. Postretirement Obligations

Our wholly-owned subsidiary, CDT, maintains an unfunded defined benefit plan for its employees, which provide for old age, disability and survivors´ benefits. Postretirement plan benefits are primarily based on the employees’ compensation and the number of years of service. In determining the fair value of our postretirement plan obligations at September 30, 2008, we used the following weighted average key assumptions:

Assumptions	Per Annum
Salary increases	2.25%
Pension increases	2.00%
Interest rate	5.50%
Employee fluctuation rate:
to age 30	3.00%
to age 35	2.00%
to age 40	2.00%
to age 45	1.50%
to age 50	0.50%
from age 51	0.00%

Net periodic benefit costs for our postretirement plan for the quarter and nine months ended September 30, 2008 was $385,000 and $1.2 million, respectively. The provision for the postretirement plan for the period January 4, 2008 through September 30, 2008 is as follows:

(in thousands)
Balance at January 4, 2008	$16,369
Service cost (5.5%)	490
Interest cost (5.5%)	699
Benefits paid	(140)
Foreign currency translation	(769)

Net periodic benefit cost	16,649
Less current portion	(326)

Non-current pension liability	$16,323

The projected postretirement obligation at January 4, 2008 was €11.1 million ($15.7 million based on the September 30, 2008 exchange rate of $1.4081). The projected benefit obligation at December 31, 2008 is expected to be €12.0 million ($16.9 million based on the September 30, 2008 exchange rate of $1.4081). The 2008 service and interest costs are expected to be €429,000 and €612,000, respectively, ($604,000 and $862,000, respectively,) based on the September 30, 2008 exchange rate.

Anticipated pension payments for the remainder of 2008 and the next nine business years are:

	Anticipated Pension Payments	Anticipated Pension Payments (1)
Three months ended December 31, 2008	€39	$55
Year ended December 31, 2009	222	313
Year ended December 31, 2010	274	385
Year ended December 31, 2011	295	416
Year ended December 31, 2012	319	449
Years ended December 31, 2013 through 2017	2,654	3,737

	€3,803	$5,355

(1)	Converted to U.S. dollars at September 30, 2008 exchange rate of $1.4081.

11. Long-term Employee Benefit Obligations

Long-term employee benefit obligations include obligations pursuant to CDT’s Anniversary plan and its early retirement plan. In determining the fair value of our Anniversary plan obligation at January 4, 2008, we used the following weighted average key assumptions:

Assumptions	Per Annum
Salary increases	2.25%
Interest rate	5.50%
Employee fluctuation rate:
to age 30	3.00%
to age 35	2.00%

Assumptions	Per Annum
to age 40	2.00%
to age 45	1.50%
to age 50	0.50%
from age 51	0.00%

The provision for CDT’s Anniversary plan from January 4, 2008 to September 30, 2008 is as follows:

(in thousands)
Balance at January 4, 2008	$1,179
Additions	83
Reductions	(111)
Foreign currency translation	(45)

Balance at September 30, 2008	1,106
Less current portion	(164)

Non-current balance at September 30, 2008	$942

The provision for CDT’s early retirement plan obligation from January 4, 2008 to September 30, 2008 is as follows:

(in thousands)
Balance at January 4, 2008	$586
Additions	228
Reductions	(105)
Foreign currency translation	(35)

Balance at September 30, 2008	$674

12. Sale of CallXpress Product Line

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

13. Credit Facility

On January 2, 2008, we entered into a credit agreement providing for a senior secured revolving credit facility with Wells Fargo Foothill, LLC, as arranger, administrative agent, swing lender, and letter of credit issuer, and the other lenders party thereto (the “Credit Facility”).

The Credit Facility provides for a $10.0 million revolving line of credit commitment, which may be used (i) for revolving loans, (ii) for swing line advances, subject to a sublimit of $2.0 million, and (iii) to request the issuance of letters of credit on our behalf, subject to a sublimit of $5.0 million. On April 2, 2008, as allowed under the facility, we requested and received an increase to the Credit Facility of $10.0 million, bringing the total Credit Facility to $20.0 million. The credit available under the Credit Facility was used to pay a portion of the purchase price for the acquisition of Océ Document Technologies GmbH as described in Note 8 and to finance our ongoing working capital, capital expenditure, and general corporate needs. Upon the closing of the Credit Facility and during the first quarter of 2008 we obtained cash advances totaling $9.7 million. On April 3, 2008, we obtained an additional cash advance of $3.1 million. On June 6, 2008 and June 27, 2008, we repaid $1.0 million and $4.0 million, respectively. At September 30, 2008, the outstanding balance on our Credit Facility was $8.3 million, including accrued interest.

We may, subject to applicable conditions, elect interest rates on our revolving borrowings calculated by reference to (i) the LIBOR rate (the “LIBOR Rate”) fixed for given interest periods, plus a margin determined by our average daily balance of the revolving loan usage during the preceding month or (ii) Wells Fargo Bank, National Association’s prime rate (or, if greater, the average rate on overnight federal funds plus one half of one percent) (the “Base Rate”), plus a margin determined by our average daily balance of the revolving loan usage during the preceding month. For swing line borrowings, we will pay interest at the Base Rate, plus a margin determined by our average daily balance of the revolving loan usage during the preceding month. For borrowings made with the LIBOR Rate, the margin ranges from 250 to 275 basis points, while for borrowings made with the Base Rate, the margin ranges from 100 to 125 basis points. The weighted average interest rate on our outstanding loan balance during the quarter and nine months ended September 30, 2008 was 6.25% and 6.65%, respectively.

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

14. Legal Proceedings

As reported in our Annual Report on Form 10-K for the year ended December 31, 2007 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008, Captaris has been involved in an ongoing lawsuit in Circuit Court in Cook County, Illinois. The lawsuit was filed by Travel 100 Group, Inc. (“Travel 100”), against Mediterranean Shipping Company (“Mediterranean”). The complaint alleges violations of the Telephone Consumer Protection Act in connection with the receipt of facsimile advertisements that were transmitted by MediaTel Corporation, a wholly-owned subsidiary of Captaris, on behalf of travel service providers, including Mediterranean. All of the assets of MediaTel were sold to a subsidiary of PTEK Holdings, Inc. on September 1, 2003.

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

On September 29, 2006, the court in the Mediterranean case granted summary judgment in favor of Mediterranean and Captaris and dismissed the case. In granting summary judgment, the court ruled that Travel 100 had invited the facsimile advertisements and there was no violation of the Telephone Consumer Protection Act. Travel 100 filed a motion for reconsideration, which the court denied. Travel 100 then filed a notice of appeal on December 29, 2006. On May 30, 2008, the Illinois Appellate Court affirmed the trial court’s summary judgment order against Travel 100. Travel 100 had until July 7, 2008, to file a Petition for Leave to Appeal to the Illinois Supreme Court. In August 2008, Travel 100 filed its petition for leave to appeal to the Illinois Supreme Court. In September 2008 Mediterranean filed a response. There is no set time for a decision on the petition for leave to appeal. If Travel 100’s petition is granted, then the appeal would proceed to the Supreme Court. However, the Illinois Supreme Court grants leave to appeal in only a small fraction of cases. In recent years, the Supreme Court has granted leave in between 2% to 6% of cases where leave to appeal was requested.

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

As reported on our Form 8-K filed on October 21, 2008, we reached an agreement with the plaintiff to settle the lawsuit captioned Harvey v. Anastasi, et al., No. 08-2-31902-4 SEA (the “Lawsuit”), filed in King County Superior Court in Washington (the “Court”). The settlement, which requires the Court’s approval, provides that the Lawsuit will be dismissed with prejudice against all defendants. Without agreeing that any of the claims in the Lawsuit have any merit, Captaris has agreed, pursuant to the settlement, to make certain supplemental disclosures concerning the previously-announced merger of Captaris with Open Text, Inc. In addition, the settlement provides that Captaris will pay plaintiff’s attorneys fees as awarded by the Court.

15. Income Taxes

We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. As required by FIN No. 48, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amounts we recognize in the financial statements are the largest benefits that have a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We adjust these accruals in light of changing facts and circumstances, such as the closing of a tax audit or the expiration of statutes of limitations. The provision for income taxes includes the impact of potential tax claims and changes to accruals that we consider appropriate, as well as the related penalties and interest.

Our effective tax rates differ from the statutory rate primarily due to state income taxes, foreign income taxes, tax exempt interest income, research and development credits and accruals for certain tax exposures discussed above. In the third quarter of 2008 and 2007, we recorded an income tax benefit of $117,000 and $1.6 million, respectively, on loss from continuing operations. In addition, we recorded an income tax benefit of $4.1 million and $1.6 million, respectively, on loss from continuing operations for the nine months ended September 30, 2008 and 2007.

At September 30, 2008, we have available unused net operating losses that may be applied against future taxable income. These net operating losses consist of international losses of $6.0 million that do not expire, federal losses of $14.3 million that expire from 2021 to 2028, and state losses of $16.1 million that expire from 2009 to 2028. Additionally, we have $2.9 million of tax attributes from our Canadian subsidiary which are primarily investment tax credits and deferred research and development expenditures which begin to expire in 2010.

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

For our U.S. federal jurisdiction, we incurred U.S. cumulative pre-tax book losses of $2.5 million for the three years ended December 31, 2007. As of September 30, 2008, we continue to believe, based on the weight of available evidence, that no valuation allowance is required at September 30, 2008 for our deferred tax assets related to U.S. federal net operating losses and other U.S. deferred tax assets because the preponderance of objectively verifiable positive evidence outweighs available negative evidence.

Objectively verifiable positive evidence considered for purposes of this determination includes our “normalized” cumulative pre-tax book income of $1.0 million for the three years ended December 31, 2007 exclusive of certain expenses in 2005 that we believe were aberrations including: (1) $2.1 million for incentive compensation paid pursuant to an earn-out agreement with the former founders of Teamplate which we acquired in 2003 and (2) $1.4 million of increased accounting and consulting fees incurred to comply with the Sarbanes Oxley Act of 2002 which we consider to be in excess of our normal and recurring fees for annual compliance. We believe these are unusual items that are not indicative of a continuing condition and should be considered an aberration for purposes of determining our earnings history for assessing the realizability of our deferred tax assets in accordance with the recognition criteria of SFAS No. 109. In addition to the objective positive evidence, we also have positive evidence that is more subjective in nature including projected cumulative 3 year earnings for the period 2006 through 2008 and projected cumulative 3 year taxable income for the period 2008 through 2010. We incurred a U.S. pretax loss of $6.1 million for the nine month period ended September 30, 2008, however, our U.S. results are tracking to our plan for the twelve months ending December 31, 2008. These positive evidences are less certain than the objective positive evidences and therefore carry less weight when evaluating whether a valuation allowance is not needed. Negative evidence we considered was our history of cumulative book losses for the three years ended December 31, 2007, which we believe was an aberration, as discussed above. Based on the weight of all available evidence, we believe it is more likely than not that we will generate sufficient future U.S. taxable income to realize our U.S. deferred tax assets at

September 30, 2008. In addition, we believe it is more likely than not that we will utilize our net operating loss carry forwards and they will not be limited by Internal Revenue Code Section 382 before they expire. We also believe that because of our assumptions and judgment involved with this analysis, there is an element of uncertainty that these U.S. federal net operating losses and U.S. deferred tax assets will be utilized in the future. Management will continue to monitor the operating results of the fourth quarter to determine whether it is more-likely-than-not that we will utilize our U.S. net operating loss carry forwards and deferred tax assets prior to their expiration. If based upon the fourth quarter operating results companied with the additional factors previously discussed we feel that there is not a more-likely-than-not basis that the Company will be able realize the U.S net operating loss carry forwards and deferred tax assets, we may record a valuation allowance at that time.

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

This discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included in this document and our 2007 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 17, 2008 and amended on April 29, 2008.

This Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” “seek,” “target” or the negative of these terms or other terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined at the beginning of this report under “Forward-Looking Statements,” in Part I, Item 1A of our most recent Annual Report on Form 10-K and in Part II, Item 1A of our Quarterly Reports on Form 10-Q. These factors may cause our actual results to differ materially from any forward-looking statements. Except as required by law, we undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Our $11.2 million and $27.8 million revenue increase for the quarter and nine months ended September 30, 2008 compared to the same periods in 2007, was primarily attributable to the inclusion of CDT in our results of operations and the continuing growth of our traditional maintenance, support and service revenue. In comparison to the year ended December 31, 2007, we expect revenue increases in our software, appliances, and services categories for the year ending December 31, 2008. This expectation is based on including in our 2008 results of operations revenue from CDT as discussed in the “Acquisition” section below, as well as increased customer demand for existing products resulting from increased investment in our sales organization. We expect hardware revenue will be relatively flat compared to 2007 and a smaller percentage of total revenue due to market shifts to software-based fax over Internet protocol, which does not rely on fax hardware in many Internet protocol environments. We also expect a significant shift in our revenue distribution on a geographic basis. As a result of the acquisition of CDT, with operations primarily in Europe, and increased investment in our sales organization in international markets, we anticipate significantly higher revenue in 2008 from international markets, compared to 2007. During the quarter ended September 30, 2008, one customer accounted for 14.3% of our net revenue. No single customer represented more than 10% of our net revenue for the quarter ended September 30, 2007 and for the nine months ended September 30, 2008 and 2007, respectively.

Our gross profit is the selling price of our products, net of estimated returns, less cost of revenue. Our cost of revenue includes fax boards, manufacturing and distribution costs, royalties for licensed products, amortization of acquired technology, product warranty costs, operation costs related to product support and costs associated with the delivery of professional services.

Gross profit increased by $6.9 million and $16.5 million, respectively, during the quarter and nine months ended September 30, 2008 compared to the same periods in 2007. This was primarily attributable to the inclusion of CDT in our results of operations and the continuing growth of our traditional maintenance, support and service revenue. We expect our gross profit will increase in 2008 due to anticipated increases in revenue mentioned above. We expect gross profit as a percentage of revenue to decline in 2008 compared to 2007 for two reasons. First, CDT has traditionally recorded lower gross margins than Captaris primarily because of a higher portion of professional services; therefore including CDT in our results of operations will have the effect of reducing our overall gross profit as a percentage of revenue. Second, amortization expense of $569,000 and $1.8 million related to the technology acquired from CDT is recorded in cost of revenue during the quarter and nine months ended September 30, 2008, respectively. Also, in some cases, CDT will sell hardware at low margins as part of a larger solution.

Our operating expenses were $23.2 million and $17.9 million for the quarters ended September 30, 2008 and 2007, respectively. Our operating expenses were $76.1 million and $50.0 million for the nine months ended September 30, 2008 and 2007, respectively. The increase in the quarter ended from September 30, 2007 to 2008 was due primarily to the inclusion of CDT in our operating results. The increase for the nine months ended from September 30, 2007 to 2008 was due primarily to the inclusion of Castelle and CDT in our operating results. CDT’s operating expenses were $5.5 million and $18.9 million for the quarter and nine months ended September 30, 2008, respectively. Castelle’s operating expenses were $3.6 million for the nine months ended September 30, 2008.

Our principal sources of liquidity are cash and cash equivalents and our $20.0 million Credit Facility described below under “Liquidity and Capital Resources”. The balance of cash, cash equivalents, restricted cash and short- and long-term investments at

September 30, 2008 totaled $28.1 million compared to $47.2 million at December 31, 2007. The decrease in cash, cash equivalents, restricted cash and short and long-term investments from 2007 to 2008 was primarily due to the CDT acquisition of $17.9 million, capital purchases of $4.2 million and cash used in our operating activities of $6.4 million (which includes a $3.1 million realized loss related to a foreign exchange forward contract that was settled on April 4, 2008 with the bank). These decreases were partially offset by net proceeds drawn from our Credit Facility of $8.3 million. Capital expenditures during the nine months ended September 30, 2008 consisted primarily of leasehold improvements and furniture and fixtures related to our new offices in Bellevue, Washington and Tucson, Arizona.

Acquisition

On January 4, 2008, our wholly-owned subsidiary, Captaris Verwaltungs GmbH, a German limited liability company (“CVG”), acquired ODT, pursuant to a Sale and Purchase Agreement (the “SPA”) by and between CVG and Océ Deutschland Holding GmbH & Co. KG, a German limited partnership (the “Seller”), dated December 20, 2007. Under the terms of the SPA, CVG acquired all of the outstanding equity of ODT from the Seller, and ODT became a wholly-owned subsidiary of CVG and an indirect wholly-owned subsidiary of Captaris. After our acquisition, we re-named ODT to CDT. We combined CDT in our single business segment and our results of operations include CDT’s results of operations for the period from January 4, 2008 to September 30, 2008.

Under the terms of the SPA, CVG acquired CDT for a purchase price of approximately $17.9 million, net of CDT’s cash balance as of the closing of approximately $32.0 million, including transaction costs of $2.8 million plus assumed liabilities of $30.2 million. The assumed liabilities include $18.1 million in future retirement and employee benefit obligations, deferred revenue of $1.8 million and accounts payable and accrued liabilities of $10.3 million. At the closing, €2.0 million ($3.0 million) of the purchase price was deposited in a third-party escrow account for 12 months as security for any post-closing purchase price adjustments and, subject to certain limitations, for indemnification claims against the Seller; however, we released the full amount of the escrow to the Seller in connection with the resolution of a post-closing dispute with the Seller during the first quarter of 2008. The acquisition of CDT has been accounted for as a purchase. We recognized a charge of $1.3 million for acquired in-process research and development. See Note 8 to our unaudited consolidated financial statements.

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

Sales of our appliance products are made through stocking distributors. For sales to distributors, we recognize revenues on either the sell-through or sell-in method of revenue recognition as determined by the contractual arrangement with each distributor. When the distributor is entitled to stock rotation rights, we recognize revenue upon delivery of the appliances to the distributor less a provision for an estimate of those rights (the “sell-in” method). Otherwise, revenue is recognized upon delivery of the appliances to the end-user (the “sell-through” method).

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

Valuation of acquired businesses, assets and liabilities. Our business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. As of September 30, 2008, our goodwill and intangible assets, net of accumulated amortization, were $80.8 million. The determination of the fair value of such intangible assets and goodwill is a critical and complex consideration that involves significant assumptions and estimates. These assumptions and estimates are based on our best judgments and could materially affect our financial condition and results of operations.

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

Stock-Based Compensation Expense. We account for stock-based compensation under the provisions of SFAS No. 123(R), Share-Based Payment, which requires us to recognize expense related to the fair value of our stock-based compensation. We record stock-based compensation expense, net of estimated forfeitures. In determining the estimated forfeiture rates for stock-based awards, we periodically conduct an assessment of the actual number of equity awards that have been forfeited to date as well as those expected to be forfeited in the future. We consider many factors when estimating expected forfeitures, including the type of award, the employee class and historical experience. The estimate of stock awards that will ultimately be forfeited requires significant judgment and to the extent that actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period such estimates are revised.

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

Recent Developments

Evaluation of Strategic Alternatives

In March 2008, we announced that our Board of Directors decided to evaluate strategic alternatives to further enhance shareholder value. To oversee and expedite this process, the Board established a special committee of the Board comprised of independent directors. During the nine months ended September 30, 2008, we have incurred significant additional legal and professional fees in connection with this process.

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

The Board has the absolute and unconditional right to amend or terminate the Plan. The Plan will automatically terminate on the Termination Date (defined as the closing date of the change in control prior to October 23, 2009 or a later date designated by the Plan administrator), if the closing date of the change in control has not occurred on or before the Termination Date. As of September 30, 2008, we have not accrued any such cash bonuses as the consummation of change in control has not occurred.

Open Text Merger

On September 3, 2008, we entered into a merger agreement with Open Text Corporation, Open Text Inc. (“Open Text”) and Oasis Merger Corp. (“Oasis”). Under the terms and subject to the conditions set forth in the merger agreement, Oasis will be merged with us, and we will survive the merger as a wholly-owned subsidiary of Open Text (the “merger”). The total cash consideration upon the closing of the Merger will be approximately $131 million.

At the effective time of the merger, each share of our common stock issued and outstanding immediately prior to the effective time, other than shares with respect to which the holder has properly exercised and maintained dissenters’ rights, will be automatically converted into the right to receive an amount of cash equal to $4.80. Stock options outstanding immediately prior to the effective time of the merger will be accelerated, then cancelled, and holders will be cashed out in an amount equal to the difference between the exercise price per share of the applicable stock option and $4.80. Restricted stock units or restricted deferred stock units outstanding immediately prior to the effective time of the merger will be accelerated, then cancelled, and the holders will be cashed out in an amount equal to the product of the number of shares of common stock subject to the stock unit and $4.80.

Consummation of the merger is subject to various customary conditions, including approval by our shareholders. A special meeting of our shareholders has been scheduled for October 31, 2008 to consider a proposal to approve the merger agreement. The merger agreement contains certain termination rights for both Open Text and us and provides that, in the event of termination of the merger agreement under specified circumstances, we may be required to pay Open Text a termination fee of $4.9 million.

Upon closing of the Merger, certain expenses that were contingent on the Merger closing will become payable. These expenses include approximately $8 million primarily related to investment banking fees and cash bonuses related to the Management Incentive Retention Plan. See Note 6 to our unaudited consolidated financial statements. Also, upon closing of the Merger, we anticipate settling our cross-currency swap contract with the bank.

Results of Operations

Net Revenue

Net revenue is calculated as the selling price of our products less an estimate for returns. We derive net revenue primarily from licensing software as well as follow on sales of add-on software modules, incremental capacity and the sale of maintenance, support and service agreements, professional services, appliances and the resale of fax boards.

The following table provides revenue data for the periods indicated:

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands, except % amounts)	2008	2007	Percent Change	2008	2007	Percent Change
Software revenue	$12,128	$7,691	57.7%	$32,257	$23,147	39.4%
Maintenance, support and services revenue	15,087	10,013	50.7%	44,399	29,230	51.9%
Hardware revenue	5,685	3,914	45.2%	13,146	12,720	3.4%
Appliance revenue	1,596	1,647	(3.1%)	4,711	1,647	186.0%

Net revenue	$34,496	$23,265	48.3%	$94,513	$66,744	41.6%

Revenue increased during the quarter and nine months ended September 30, 2008 compared to the same periods in 2007 primarily due to the inclusion of the results of CDT from January 4, 2008. See Note 8 to our unaudited consolidated financial statements for certain pro forma financial information related to the CDT acquisition.

Software, maintenance support and services, and hardware revenue increased for the quarter and nine months ended September 30, 2008 compared to the same periods in 2007 primarily due to the inclusion of CDT. Excluding the acquisition of CDT for the quarter and nine months ended September 30, 2008 compared to the same periods in 2007, software revenue decreased by 9.2% and 4.4%, respectively, and maintenance, support and services revenue increased by 12.9% and 12.3%, respectively.

The following table provides the components of the maintenance, support and services revenue for the periods indicated:

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands, except % amounts)	2008	2007	Percent Change	2008	2007	Percent Change
Hardware replacement	$695	$615	13.0%	$1,911	$1,734	10.2%
Appliance replacement	937	483	94.0%	2,599	483	438.1%
Maintenance and product support	12,266	8,593	42.7%	34,802	25,386	37.1%
Services (professional services/training)	1,189	322	269.3%	5,087	1,627	212.7%

Maintenance, support and services revenue	$15,087	$10,013	50.7%	$44,399	$29,230	51.9%

We resell third party hardware with our RightFax and CDT product lines as part of the solution. We resell fax boards with a significant number of our RightFax software products, and the volume and associated revenue will vary from period to period depending upon the mix of software sold and customer requirements. Excluding the acquisitions of CDT, hardware revenue for the quarter and nine months ended September 30, 2008 decreased compared to the same periods in 2007 primarily due to several large sales to large customers in 2007 and due to an increased number of customers migrating to a software-based communication protocol.

Revenue by geographic region, as determined by shipping destination, was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
North America	$19,210	$17,810	$56,105	$49,649
Europe	12,154	2,813	29,253	8,263
Asia Pacific	1,429	1,342	4,125	4,580
Rest of world	1,703	1,300	5,030	4,252

Total net revenue	$34,496	$23,265	$94,513	$66,744

Revenue from the rest of world consists primarily of sales to the Middle East, Africa, India and countries in the Latin America region. Revenue for the United States was $18.4 million and $17.1 million for the quarters ended September 30, 2008 and 2007, respectively, and $53.6 million and $47.2 million for the nine months ended September 30, 2008 and 2007, respectively. During the quarter ended September 30, 2008, one customer accounted for 14.3% of our net revenue. No single customer represented more than 10% of our net revenue for the quarter ended September 30, 2007 and for the nine months ended September 30, 2008 and 2007, respectively. The large increase in revenue from Europe is due to the inclusion of CDT’s revenue in our operating results for the quarter and nine months ended September 30, 2008.

International revenue, outside North America, as a percent of total revenue and as determined by shipping destination, was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Software revenue	18.5%	9.9%	16.0%	11.9%
Maintenance, support and services revenue	15.1%	7.6%	17.0%	7.5%
Hardware revenue	10.1%	4.6%	6.7%	5.8%
Appliance revenue	0.6%	1.4%	0.9%	0.5%

Net international revenue	44.3%	23.5%	40.6%	25.6%

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

We anticipate revenue will increase in the fourth quarter compared to the third quarter of 2008 due to the seasonality of our revenue which typically increases over the course of the year. We also anticipate revenue will increase in the fourth quarter of 2008 compared to the prior year period primarily due to the inclusion of revenue from the CDT product lines.

Gross Profit

Gross profit is calculated as the difference between net revenue and the cost of revenue. Cost of revenue includes fax boards, manufacturing and distribution costs for products and programs sold, royalties for licensed products, amortization of acquired technology, product warranty costs, operation costs related to product technical support and costs associated with the delivery of professional services. Gross margin is calculated by dividing gross profit by total revenue.

The following table provides gross profit data for the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except % amounts)	2008	2007	2008	2007
Gross profit	$23,225	$16,318	$63,108	$46,646
Gross margin	67.3%	70.1%	66.8%	69.9%

Gross margin decreased for the quarter and nine months ended September 30, 2008 compared to the same respective periods in 2007. The decrease was primarily due to the inclusion of technology amortization expense related to the acquisition of CDT of $569,000 and $1.8 million during the quarter and nine months ended September 30, 2008, respectively. In addition, CDT’s business has lower profit margins than our traditional business and in some cases, CDT may sell hardware at low margins as part of a larger solution.

Research and Development

Research and development expenses consist of the salaries and related benefits for our product development personnel, outsourced development services, prototype materials and expenses related to the development of new and improved products, facilities and depreciation expenses.

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except % amounts)	2008	2007	2008	2007
Research and development	$5,924	$4,453	$18,674	$11,272
Percentage of revenue	17.2%	19.1%	19.8%	16.9%

For the quarter ended September 30, 2008, research and development expenses increased $1.5 million compared to the same period last year, primarily due to additional staff as a result of the acquisition of CDT ($1.8 million) and increased payments to third parties for outsourcing programs of $0.3 million, partially offset by decreases in staffing costs as we have fewer personnel in our research and development department than a year ago.

For the nine months ended September 30, 2008, research and development expenses increased $7.4 million compared to the same period last year, primarily due to additional staff as a result of the acquisitions of Castelle and CDT ($6.6 million) and increased payments to third parties for outsourcing programs of $1.5 million, partially offset by decreases in staffing costs as we have fewer personnel in our research and development department than a year ago.

We expect overall research and development expenses for the fourth quarter of 2008 to be approximately flat compared to the third quarter of 2008.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except % amounts)	2008	2007	2008	2007
Selling and marketing	$10,504	$8,452	$35,283	$25,630
Percentage of revenue	30.4%	36.3%	37.3%	38.4%

The increase of $2.1 million in selling and marketing expenses for the quarter ended September 30, 2008 compared to same period last year, was due primarily to increases in staffing costs of $2.4 million primarily related to the inclusion of CDT sales and marketing personnel and partially offset by decreases in staffing costs of $296,000 as we have fewer personnel in our marketing department than a year ago.

The increase of $9.7 million in selling and marketing expenses for the nine months ended September 30, 2008 compared to the same period last year, was due primarily to increases in staffing costs of $8.5 million primarily related to the inclusion of Castelle and CDT sales and marketing personnel and $2.5 million related to adding additional personnel in our North America and International sales organizations. These increases were offset by decreases in staffing costs of $1.3 million as we have fewer personnel in our marketing department than a year ago.

We expect selling and marketing expenses will modestly increase in the fourth quarter of 2008 compared to the third quarter of 2008, due to increased variable compensation and new product launch programs offset by expected reductions in other spending categories.

General and Administrative

General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities, and depreciation expenses.

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except % amounts)	2008	2007	2008	2007
General and administrative	$6,119	$4,352	$18,883	$13,170
Percentage of revenue	17.7%	18.7%	20.0%	19.7%

The $1.8 million increase in general and administrative expenses in the quarter ended September 30, 2008 compared to the same period last year was due primarily to increases in staffing costs of $965,000 primarily related to including CDT employees and increased legal and professional fees of $1.1 million associated with our evaluation of strategic alternatives, proposed merger and related shareholder matters.

The $5.7 million increase in general and administrative expenses in the nine months ended September 30, 2008 compared to the same period last year was due primarily to increases in staffing costs of $2.8 million primarily related to including Castelle and CDT employees and increased legal and professional fees of $2.2 million associated with our evaluation of strategic alternatives, proposed merger and related shareholder matters.

Excluding costs associated with our evaluation of strategic alternatives, proposed merger and related shareholder matters, which we are unable to predict but which could be material in a given quarter and for the year, we expect general and administrative costs to modestly decline in the fourth quarter of 2008 compared to the third quarter of 2008 due to anticipated acquisition synergies and higher efficiency from infrastructure improvements.

Amortization of Intangible Assets

Amortization expense includes amortization of intangible assets acquired with our acquisitions of CDT, Castelle, IMR, Teamplate and Infinite Technologies, in addition to amortization expense associated with two nonexclusive license agreements with Syntellect and AudioFax. Amortization expense for acquired core technology and license agreements is recorded in cost of revenue and was $1.1 million and $3.3 million for the quarter and nine months ended September 30, 2008, respectively, and $874,000 and $2.1 million for the quarter and nine months ended September 30, 2007, respectively.

Amortization expense recorded in operating expenses related to the acquisitions was $657,000 and $2.0 million for the quarter and nine months ended September 30, 2008, respectively, and $384,000 and $665,000 for the quarter and nine months ended September 30, 2007, respectively. The increase in amortization expense during the quarter and nine months ended September 30, 2008 compared to the same periods in 2007 is due to the amortization of CDT and Castelle intangibles acquired in January 2008 and July 2007, respectively. We expect amortization expense to increase in the fourth quarter of 2008, in comparison to 2007, due to the amortization of the CDT intangibles. See Note 8 to our unaudited consolidated financial statements.

In-Process Research and Development

In-process research and development expense resulted from the acquisition of CDT. See Note 8 to our unaudited consolidated financial statements. For the quarter and nine months ended September 30, 2008, we recorded $0 and $1.3 million, respectively.

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

Other Income, Net

Other income, net, consists of investment income, changes in the fair value of derivative instruments, interest expense primarily related to our Credit Facility, and foreign currency transaction gains and losses. For the quarter and nine months ended September 30, 2008, net other expense was $1.1 million and $1.4 million, respectively, compared to net other income of $420,000 and $1.8 million, respectively, for the same periods last year.

The decrease for quarter ended September 30, 2008 compared to the same period last year was due an unrealized loss of $3.9 million primarily due to the revaluation of the intercompany loan from CDT, decreased interest income of $319,000 as a result of having less cash available to invest as a result of our acquisition of CDT, increased interest expense of $224,000 primarily related to our Credit Facility, partially offset by the change in the fair value of the cross-currency swap which resulted in an unrealized gain of $3.2 million.

The decrease for nine months ended September 30, 2008 compared to the same period last year was due to a realized loss of $3.1 million related to the foreign currency exchange forward contract which was settled on April 4, 2008 with the bank (see “Liquidity and Capital Resources”), an unrealized loss of $165,000 primarily due to the revaluation of the intercompany loan from CDT, decreased interest income of $1.0 million as a result of having less cash available to invest as a result of our acquisition of CDT, increased interest expense of $917,000 primarily related to our Credit Facility, partially offset by the change in the fair value of the cross-currency swap which resulted in an unrealized gain of $2.2 million.

Income Tax Benefit

We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. As required by FIN No. 48, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amounts we recognize in the financial statements are the largest benefits that have a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We adjust these accruals in light of changing facts and circumstances, such as the closing of a tax audit or the expiration of statutes of limitations. The provision for income taxes includes the impact of potential tax claims and changes to accruals that we consider appropriate, as well as the related penalties and interest.

Our effective tax rates differ from the statutory rate primarily due to state income taxes, foreign income taxes, tax exempt interest income, research and development credits and accruals for certain tax exposures discussed above. In the third quarter of 2008 and 2007, we recorded an income tax benefit of $117,000 and $1.6 million, respectively, on loss from continuing operations. In addition, we recorded an income tax benefit of $4.1 million and $1.6 million, respectively, on loss from continuing operations for the nine months ended September 30, 2008 and 2007.

At September 30, 2008, we have available unused net operating losses that may be applied against future taxable income. These net operating losses consist of international losses of $6.0 million that do not expire, federal losses of $14.3 million that expire from 2021 to 2028, and state losses of $16.1 million that expire from 2009 to 2028. Additionally, we have $2.9 million of tax attributes from our Canadian subsidiary which are primarily investment tax credits and deferred research and development expenditures which begin to expire in 2010.

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

For our U.S. federal jurisdiction, we incurred U.S. cumulative pre-tax book losses of $2.5 million for the three years ended December 31, 2007. As of September 30, 2008, we continue to believe, based on the weight of available evidence, that no valuation allowance is required at September 30, 2008 for our deferred tax assets related to U.S. federal net operating losses and other U.S. deferred tax assets because the preponderance of objectively verifiable positive evidence outweighs available negative evidence.

Objectively verifiable positive evidence considered for purposes of this determination includes our “normalized” cumulative pre-tax book income of $1.0 million for the three years ended December 31, 2007 exclusive of certain expenses in 2005 that we believe were aberrations including: (1) $2.1 million for incentive compensation paid pursuant to an earn-out agreement with the former founders of Teamplate which we acquired in 2003 and (2) $1.4 million of increased accounting and consulting fees incurred to comply with the Sarbanes Oxley Act of 2002 which we consider to be in excess of our normal and recurring fees for annual compliance. We believe these are unusual items that are not indicative of a continuing condition and should be considered an aberration for purposes of determining our earnings history for assessing the realizability of our deferred tax assets in accordance with the recognition criteria of SFAS No. 109. In addition to the objective positive evidence, we also have positive evidence that is more subjective in nature including projected cumulative 3 year earnings for the period 2006 through 2008 and projected cumulative 3 year taxable income for the period 2008 through 2010. We incurred a U.S. pretax loss of $6.1 million for the nine month period ended September 30, 2008, however, our U.S. results are tracking to our plan for the twelve months ending December 31, 2008. These positive evidences are less certain than the objective positive evidences and therefore carry less weight when evaluating whether a valuation allowance is not needed. Negative evidence we considered was our history of cumulative book losses for the three years ended December 31, 2007, which we believe was an aberration, as discussed above. Based on the weight of all available evidence, we believe it is more likely than not that we will generate sufficient future U.S. taxable income to realize our U.S. deferred tax assets at September 30, 2008. In addition, we believe it is more likely than not that we will utilize our net operating loss carry forwards and they will not be limited by Internal Revenue Code Section 382 before they expire. We also believe that because of our assumptions and judgment involved with this analysis, there is an element of uncertainty that these U.S. federal net operating losses and U.S. deferred tax assets will be utilized in the future. Management will continue to monitor the operating results of the fourth quarter to determine whether it is more-likely-than-not that we will utilize our U.S. net operating loss carry forwards and deferred tax assets prior to their expiration. If based upon the fourth quarter operating results companied with the additional factors previously discussed we feel that there is not a more-likely-than-not basis that the Company will be able realize the U.S net operating loss carry forwards and deferred tax assets, we may record a valuation allowance at that time.

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

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and our $20 million Credit Facility. Cash, cash equivalents, restricted cash and investments at September 30, 2008 totaled $28.1 million, a decrease of $19.0 million from December 31, 2007. The decrease in cash, cash equivalents, restricted cash and short and long-term investments from 2007 to 2008 was primarily due to the CDT acquisition of $17.9 million, capital purchases of $4.2 million and cash used in our operating activities of $6.4 million (which includes a $3.1 million realized loss related to a foreign exchange forward contract that was settled on April 4, 2008 with the bank). These decreases were partially offset by net proceeds drawn from our Credit Facility of $8.3 million. Capital expenditures during the nine months ended September 30, 2008 consisted primarily of leasehold improvements and furniture and fixtures related to our new offices in Bellevue, Washington and Tucson, Arizona. We believe existing cash and cash equivalents together with funds generated from operations will be sufficient to meet our anticipated working capital needs and capital expenditure needs for the next 12 months and the foreseeable future.

Cash used in operations during the nine months ended September 30, 2008 was $6.4 million compared to cash provided by operations during the same period in 2007 of $8.9 million. Cash provided by operations during the nine months ended September 30, 2008 decreased significantly due to a net loss of $10.3 million compared to a net income of $56,000 in 2007.

Cash used in investing activities during the nine months ended September 30, 2008 and 2007 was $22.1 million and $2.7 million, respectively. Cash used in investing activities during the nine months ended September 30, 2008 included $17.9 million used to purchase CDT, net of cash acquired, and $4.2 million used to purchase leasehold improvements and equipment and furniture and fixtures. Cash used in investing activities during the nine months ended September 30, 2007 included $12.0 million used to purchase Castelle, net of cash acquired, purchase of equipment and software of $4.2 million, partially offset by sales and maturities of investments net of purchases of marketable securities of $13.4 million.

Cash provided by financing activities during the nine months ended September 30, 2008 was $10.1 million compared to cash used in financing activities of $5.6 million in the same period in 2007. Upon the closing of the Credit Facility in January 2008 and during the first quarter of 2008, we obtained cash advances totaling $9.7 million. On April 3, 2008, we obtained an additional cash advance of $3.1 million. On June 6, 2008 and June 27, 2008, we repaid $1.0 million and $4.0 million, respectively. In addition, we repurchased 36,000 shares of our common stock for $138,000 under our stock repurchase program during the nine months ended September 30, 2008. We repurchased 1,363,839 shares of our common stock for $8.0 million during the nine months ended September 30, 2007. Cash used in financing activities for the nine months ended September 30, 2007 was partially offset by cash provided from the exercise of stock options through our employee stock option plans of $2.2 million.

Upon closing of the Merger, certain expenses that were contingent on the Merger closing will become payable. These expenses include approximately $8 million primarily related to investment banking fees and cash bonuses related to the Management Incentive Retention Plan. See Note 6 to our unaudited consolidated financial statements. Also, upon closing of the Merger, we anticipate settling our cross-currency swap contract with the bank.

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

On April 9, 2008, CDT paid us €2.7 million reducing the outstanding intercompany loan balance to €28.9 million ($46.8 million) including accrued interest. The €2.7 million payment was comprised of €3.1 million for the repayment of the profit-sharing we paid on CDT’s behalf to the Seller, net of additional purchase price paid to the Seller of €463,000. Pursuant to the Sale and Purchase Agreement, the purchase price paid at closing included a payment for CDT’s estimated cash balance on December 31, 2007 and included a provision to adjust the purchase price once CDT’s actual cash balance at December 31, 2007 could be determined. The additional purchase price of €463,000 represents the additional cash CDT held at December 31, 2007. Upon receipt of this intercompany loan repayment from CDT, we settled the foreign currency exchange forward contract with a maturity date of April 11, 2008 with the bank.

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

As of September 30, 2008, all of our foreign currency exchange forward contracts were settled with the bank.

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

As of September 30, 2008, the cross-currency swap was our only derivative instrument outstanding. As of September 30, 2008, the derivative asset balance related to the cross-currency swap was $2.2 million, net, of which $2.6 million was included in current assets, and was partially offset with $382,000 included in current liabilities in our consolidated balance sheet. The derivative net asset balance was classified as current at September 30, 2008 as the cross-currency swap contract will be settled with the bank upon the closing of the merger with Open Text. See Note 2 to our unaudited consolidated financial statements.

Contractual Obligations and Commercial Commitments

Credit Facility

On January 2, 2008, we entered into a credit agreement providing for a senior secured revolving credit facility with Wells Fargo Foothill, LLC, as arranger, administrative agent, swing lender, and letter of credit issuer, and the other lenders party thereto (the “Credit Facility”).

The Credit Facility provides for a $10.0 million revolving line of credit commitment, which may be used (i) for revolving loans, (ii) for swing line advances, subject to a sublimit of $2.0 million, and (iii) to request the issuance of letters of credit on our behalf, subject to a sublimit of $5.0 million. On April 2, 2008, as allowed under the facility, we requested and received an increase to the Credit Facility for $10.0 million, bringing the total Credit Facility to $20.0 million. The credit available under the Credit Facility was used to pay a portion of the purchase price for the acquisition of ODT as described in Note 8 to our unaudited consolidated financial statements and to finance our ongoing working capital, capital expenditure, and general corporate needs. Upon the closing of the Credit Facility and during the first quarter of 2008 we obtained cash advances totaling $9.7 million. On April 3, 2008 we obtained an additional cash advance of $3.1 million. On June 6, 2008 and June 27, 2008, we repaid $1.0 million and $4.0 million, respectively. At September 30, 2008, the outstanding balance on our Credit Facility was $8.3 million, including accrued interest.

We may, subject to applicable conditions, elect interest rates on our revolving borrowings calculated by reference to (i) the LIBOR rate (the “LIBOR Rate”) fixed for given interest periods, plus a margin determined by our average daily balance of the revolving loan usage during the preceding month or (ii) Wells Fargo Bank, National Association’s prime rate (or, if greater, the average rate on overnight federal funds plus one half of one percent) (the “Base Rate”), plus a margin determined by our average daily balance of the revolving loan usage during the preceding month. For swing line borrowings, we will pay interest at the Base Rate, plus a margin determined by our average daily balance of the revolving loan usage during the preceding month. For borrowings made with the LIBOR Rate, the margin ranges from 250 to 275 basis points, while for borrowings made with the Base Rate, the margin ranges from 100 to 125 basis points. The weighted average interest rate on our outstanding loan balance during the quarter and nine months ended September 30, 2008 was 6.25% and 6.65%, respectively.

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

Open Text Merger

On September 3, 2008, we entered into a definitive merger agreement in which a wholly-owned subsidiary of Open Text Corporation will acquire us. If the merger agreement is terminated under certain circumstances specified in the merger agreement, we may be required to pay Open Text a termination fee of $4.9 million. In addition, if the merger agreement is terminated under certain circumstances, we may be required to reimburse Open Text for certain out-of-pocket expenses, subject to a maximum of $2.0 million, which will reduce the amount of any termination fee that may be payable.

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

Based on our outstanding credit facility obligation of $8.3 million as of September 30, 2008, assuming a hypothetical increase of 5%, 10% and 20% in interest rates over the next year, annualized interest expense would increase by approximately $415,000, $830,000 and $1.7 million, respectively. Such potential increases are based on certain simplified assumptions, including an immediate, across-the-board increase in the level of interest rates with no other subsequent changes for the remainder of the periods.

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

Based on the net foreign currency denominated balances held by our U.S. parent company at September 30, 2008 of $33.7 million, an assumed hypothetical 5%, 10% and 20% strengthening of the U.S. dollar in relation to the denominated foreign currencies would result in losses of $1.7 million, $3.4 million, and $6.7 million, respectively. We would record these losses in “other income (expense), net” in our consolidated statements of operations.

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

As we have expanded our international operations, and particularly with the acquisition of CDT in early January 2008, our exposure to these exchange rate risks has increased. As of the date of this report, a significant portion of our net assets are denominated in Euros and, to a lesser extent, in Canadian dollars, Australian dollars and British pounds sterling. Moreover, with the acquisition of CDT, a significant portion of our consolidated revenue and expenses will be denominated in Euros. Historically, we have not hedged our foreign currency translation risk, although we may do so in the future. We performed a sensitivity analysis assuming a hypothetical adverse movement in foreign exchange rates to the underlying foreign currency exposures for our asset and liability positions based in foreign currencies as of September 30, 2008. The sensitivity analysis indicated that a hypothetical 5%, 10% and 20% adverse movement in foreign currency exchange rates would result in a $456,000, $912,000 and $1.8 million, respectively, loss in fair values of foreign currency based assets and liabilities as of September 30, 2008 compared to a $497,000, $994,000 and $2.0 million, respectively, loss in fair values of foreign currency based assets and liabilities at September 30, 2007. Fluctuations in our foreign denominated assets and liabilities are recorded in “accumulated other comprehensive income (loss),” a separate component of shareholders’ equity.

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

On April 9, 2008, CDT paid us €2.7 million reducing the outstanding intercompany loan balance to €28.9 million ($46.8 million) including accrued interest. The €2.7 million payment was comprised of €3.1 million for the repayment of the profit-sharing we paid on CDT’s behalf to the Seller, net of additional purchase price paid to the Seller of €463,000. Pursuant to the Sale and Purchase Agreement, the purchase price paid at closing included a payment for CDT’s estimated cash balance on December 31, 2007 and included a provision to adjust the purchase price once CDT’s actual cash balance at December 31, 2007 could be determined. The additional purchase price of €463,000 represents the additional cash CDT held at December 31, 2007. Upon receipt of this intercompany loan repayment from CDT, we settled the foreign currency exchange forward contract with a maturity date of April 11, 2008 with the bank.

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

As of September 30, 2008, all of our foreign currency exchange forward contracts were settled with the bank.

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

As of September 30, 2008, the cross-currency swap was our only derivative instrument outstanding. As of September 30, 2008, the derivative asset balance related to the cross-currency swap was $2.2 million, net, of which $2.6 million was included in current assets, and was partially offset with $382,000 included in current liabilities in our consolidated balance sheet. The derivative net asset balance was classified as current at September 30, 2008 as the cross-currency swap contract will be settled with the bank upon the closing of the merger with Open Text. See Note 2 to our unaudited consolidated financial statements.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, Captaris has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2008, the end of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 29, 2006, the court in the Mediterranean case granted summary judgment in favor of Mediterranean and Captaris and dismissed the case. In granting summary judgment, the court ruled that Travel 100 had invited the facsimile advertisements and there was no violation of the Telephone Consumer Protection Act. Travel 100 filed a motion for reconsideration, which the court denied. Travel 100 then filed a notice of appeal on December 29, 2006. On May 30, 2008, the Illinois Appellate Court affirmed the trial court’s summary judgment order against Travel 100. Travel 100 had until July 7, 2008, to file a Petition for Leave to Appeal to the Illinois Supreme Court. In August 2008, Travel 100 filed its petition for leave to appeal to the Illinois Supreme Court. In September 2008 Mediterranean filed a response. There is no set time for a decision on the petition for leave to appeal. If Travel 100’s petition is granted, then the appeal would proceed to the Supreme Court. However, the Illinois Supreme Court grants leave to appeal in only a small fraction of cases. In recent years, the Supreme Court has granted leave in between 2% to 6% of cases where leave to appeal was requested.

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

As reported on our Form 8-K filed on October 21, 2008, we reached an agreement with the plaintiff to settle the lawsuit captioned Harvey v. Anastasi, et al., No. 08-2-31902-4 SEA (the “Lawsuit”), filed in King County Superior Court in Washington (the “Court”). The settlement, which requires the Court’s approval, provides that the Lawsuit will be dismissed with prejudice against all defendants. Without agreeing that any of the claims in the Lawsuit have any merit, Captaris has agreed, pursuant to the settlement, to make certain supplemental disclosures concerning the previously-announced merger of Captaris with Open Text, Inc. In addition, the settlement provides that Captaris will pay plaintiff’s attorneys fees as awarded by the Court.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K filed with the SEC on March 17, 2008, as amended on April 29, 2008.

•

On September 3, 2008, we entered into a merger agreement with Open Text. This transaction is subject to the approval by our shareholders and subject to the satisfaction or waiver of other customary closing conditions. We may not be able to complete the merger due to the failure to obtain the requisite shareholder approval or the failure to satisfy other conditions to consummate the merger;

•

The occurrence of specified events, changes or other circumstances could give rise to the termination of the merger agreement, including a termination under certain circumstances that could require us to pay a $4.9 million termination fee to Open Text or reimburse up to $2.0 million of Open Text’s out-of-pocket expenses, which would reduce any termination fee that may be payable.

•	There may be potential adverse effects on our business and operations because of certain covenants we agreed to in the merger agreement.

•	We may not be able to retain and, if necessary, attract key employees, particularly in light of the proposed merger.

•	The announcement of the merger may affect our clients, customers and partner relationships, operating results and business generally.

•

There may be risks that the proposed merger disrupts current plans and operations and we may not be able to respond effectively to competitive pressures, industry developments and future opportunities.

•	There may be litigation regarding the merger.

•	The failure of the merger to close in a timely manner or at all, may adversely affect our business and the price per share of our common stock.

•	If the merger does not close, shareholders will not realize the anticipated benefits of the merger.

•

Completion of the merger will require a significant amount of time and attention from our management. The diversion of management attention away from ongoing operations could adversely affect our business.

•

Current credit and financial market conditions may delay or prevent customers from obtaining financing to purchase our products, which would adversely affect our product sales and revenues and therefore harm our business and results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On or about October 6, 2008, we mailed a definitive proxy statement to our shareholders of record as of September 30, 2008, notifying our shareholders of a special meeting to be held on October 31, 2008 in order for our shareholders to consider and vote upon a proposal to approve the merger agreement by and among us, Open Text Corporation, Open Text and Oasis and to consider and vote upon any proposal to adjourn the special meeting, if determined necessary by us, to solicit additional proxies if there are insufficient votes at the time of the special meeting to approve the merger agreement or if otherwise deemed necessary or appropriate. We filed the definitive proxy statement with the SEC on October 3, 2008 and it is incorporated herein by reference.

Item 6.	EXHIBITS

2.1	Agreement and Plan of Merger by and among Captaris, Inc., Open Text Corporation, Open Text, Inc. and Oasis Merger Corp., dated as of September 3, 2008 (incorporated herein by reference to Exhibit 2.1 filed with our current Report on Form 8-K filed September 8, 2008).

4.1	Amendment No. 1 to the Rights Agreement, dated as of September 3, 2008 (incorporated herein by reference to Exhibit 4.1 filed with our current Report on Form 8-K filed September 8, 2008).

10.1+*	Amended and Restated Captaris, Inc. Deferred Compensation Plan for Non-Employee Directors.

10.2+*	Amended and Restated Change in Control Agreement, dated as of September 3, 2008 by and between Captaris, Inc. and David Anastasi.

10.3+*	Amended and Restated Change in Control Agreement, dated as of September 3, 2008 by and between Captaris, Inc. and Peter Papano.

10.4+*	Amended and Restated Change in Control Agreement, dated as of September 3, 2008 by and between Captaris, Inc. and Christopher Stanton.

10.5+*	Amended and Restated Change in Control Agreement, dated as of September 3, 2008 by and between Captaris, Inc. and Paul Yantus

10.6+*	Amended and Restated Change in Control Agreement, dated as of September 3, 2008 by and between Captaris, Inc. and Doug Anderson.

10.7+*	Amended and Restated Change in Control Agreement, dated as of September 3, 2008 by and between Captaris, Inc. and Lynne Sederholm.

31.1+	Rule 13a-14(a) Certification (Chief Executive Officer)

31.2+	Rule 13a-14(a) Certification (Chief Financial Officer)

32.1+	Section 1350 Certification (Chief Executive Officer)

32.2+	Section 1350 Certification (Chief Financial Officer)

+	Filed herewith.
*	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 31st day of October 2008.

CAPTARIS, INC.

By:	/s/ Peter Papano
Peter Papano
Chief Financial Officer and Treasurer
(Signing on behalf of the registrant and as
Principal Financial Officer)